Form 10-Q
period 1996-09-30
TALX CORP
filed 1996-11-19
CIK 917524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     ----------    ----------

                        Commission file number 000-21465

                                TALX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    MISSOURI
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-0988805
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

  1850 Borman Ct., St. Louis, Missouri                                   63146
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code 314-434-0046


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Voting Common Stock outstanding at October 16, 1996: 5,238,975.

Exhibit Index is on page 17.

                        TALX CORPORATION AND SUBSIDIARIES

                                                                        Page No.
                         PART I - Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1996 and
        September 30, 1996                                                    3

        Consolidated Statements of Operations for the Three Months
        and Six Months Ended September 30, 1995 and 1996                      4

        Consolidated Statements of Cash Flow for the Six
        Months Ended September 30, 1995 and 1996                              5

        Notes to Consolidated Financial Statements                          6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      8-14


                          Part II - Other Information

Item 6. Exhibit(s) and Reports on Form 8-K                                   15

Signatures                                                                   16

                                                  TALX Corporation and Subsidiaries
                                                     Consolidated Balance Sheets
                                                       (dollars in thousands)
                                                             (unaudited)
                                                                                                  March 31,        September 30,
                                                                                                     1996               1996
                                                                                               ---------------    ---------------
                                      Assets
Current assets:
     Cash and cash equivalents .............................................................   $            56    $            27
     Trade receivables, net ................................................................             5,918              6,392
     Inventories ...........................................................................             1,389              1,419
     Work in progress, less progress billings ..............................................               761               --
     Prepaid expenses and other current assets .............................................               306                379
     Income tax refund receivable ..........................................................               260               --
     Deferred tax assets, net ..............................................................               225                133
                                                                                               ---------------    ---------------
        Total current assets ...............................................................             8,915              8,349
Property and equipment, net ................................................................             3,579              2,281
Capitalized software development costs, net of amortization of
     $3,815 at March 31, 1996 and $4,350 at September 30, 1996 .............................             2,621              2,843
Net assets of business held for sale .......................................................              --                2,505
Deferred tax asset, net ....................................................................               466                341
Other assets ...............................................................................               263                491
                                                                                               ---------------    ---------------
                                                                                               $        15,844    $        16,811
                                                                                               ===============    ===============

                       Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable to bank .................................................................   $         4,243    $         3,290
     Current installments of obligations under capital leases ..............................               226                 34
     Current installments of long-term debt ................................................               500                417
     Accounts payable ......................................................................             2,250              1,728
     Accrued expenses and other liabilities ................................................             1,742              1,158
     Progress billings in excess of work in progress .......................................               226                112
     Deferred maintenance revenue ..........................................................               989              1,181
                                                                                               ---------------    ---------------
        Total current liabilities ..........................................................            10,176              7,920
Obligations under capital leases, less current installments ................................               463                 18
Long-term debt, less current installments ..................................................               167               --
Subordinated note payable, net of discount .................................................              --                3,163
                                                                                               ---------------    ---------------
        Total liabilities ..................................................................            10,806             11,101
                                                                                               ---------------    ---------------
Commitments and contingencies
Stockholders' equity:
     Series A convertible preferred stock, $.01 par value; authorized 2,373,000 shares, issued and outstanding 1,776,479 shares at
        March 31, 1996 and 1,776,441 at September 30, 1996 .................................                18                 18
     Series B convertible preferred stock, $.01 par value; authorized
        327,000 shares, issued and outstanding 236,873 shares at
        March 31, 1996 and September 30, 1996 ..............................................                 2                  2
     Series C convertible preferred stock, $.01 par value; authorized
        6,000,000 shares, issued and outstanding 615,745 shares at
        March 31, 1996 and September 30, 1996 ..............................................                 6                  6
     Common stock, $.01 par valud; authorized 30,000,000 shares, issued and outstanding 2,478,214 shares at March 31, 1996
        and 2,487,881 at September 30, 1996 ................................................                25                 25
     Additional paid-in capital ............................................................             6,431              7,351
     Accumulated deficit ...................................................................            (1,444)            (1,692)
                                                                                               ---------------    ---------------
        Total stockholders' equity .........................................................             5,038              5,710
                                                                                               ---------------    ---------------
                                                                                               $        15,844    $        16,811
                                                                                               ===============    ===============

See accompanying notes to consolidated financial statements.

                                                  TALX Corporation and Subsidiaries
                                                Consolidated Statements of Operations
                                        (dollars in thousands, except per share information)
                                                             (unaudited)
                                                                 Three Months Ended Sept. 30,         Six Months Ended Sept. 30,
                                                               --------------------------------    --------------------------------
                                                                    1995              1996              1995              1996
                                                               --------------    --------------    --------------    --------------

Revenues:
     The Work Number .......................................   $           51    $          332    $           93    $          583
     Outsourced services ...................................              254               660               359               990
     Customer premises systems .............................            2,637             2,643             4,762             5,487
     Maintenance and support ...............................              634               916             1,274             1,784
                                                               --------------    --------------    --------------    --------------
        Total revenues .....................................            3,576             4,551             6,488             8,844
                                                               --------------    --------------    --------------    --------------
Cost of revenues:
     The Work Number .......................................              104               137               203               248
     Outsourced services ...................................              121               215               227               343
     Customer premises systems .............................            1,173             1,325             2,157             2,772
     Maintenance and support ...............................              144               244               310               481
                                                               --------------    --------------    --------------    --------------
        Total cost of revenues .............................            1,542             1,921             2,897             3,844
                                                               --------------    --------------    --------------    --------------
        Gross margin .......................................            2,034             2,630             3,591             5,000
                                                               --------------    --------------    --------------    --------------
Operating expenses:
     Selling and marketing .................................              937             1,509             1,821             2,878
     General and administrative ............................              821               658             1,480             1,295
                                                               --------------    --------------    --------------    --------------
        Total operating expenses ...........................            1,758             2,167             3,301             4,173
                                                               --------------    --------------    --------------    --------------
        Operating income ...................................              276               463               290               827
                                                               --------------    --------------    --------------    --------------
Other expense:
     Interest expense ......................................              (71)             (262)             (159)             (378)
     Other, net ............................................              (24)               (2)              (25)              (26)
                                                               --------------    --------------    --------------    --------------
        Total other expense ................................              (95)             (264)             (184)             (404)
                                                               --------------    --------------    --------------    --------------
        Earnings from continuing operations
           before income tax expense .......................              181               199               106               423
Income tax expense .........................................               73                74                43               157
                                                               --------------    --------------    --------------    --------------
        Earnings from continuing operations ................              108               125                63               266
                                                               --------------    --------------    --------------    --------------
Discontinued operations:
     Earnings (loss) from operation of discontinued
        operations, net of income taxes ....................               55              --                  17              (164)
     Loss on disposal of discontinued operations,
        net of income taxes ................................             --                --                --                (350)
                                                               --------------    --------------    --------------    --------------
        Earnings (loss) from discontinued
           operations, net of income taxes .................               55              --                  17              (514)
                                                               --------------    --------------    --------------    --------------
Net earnings (loss) ........................................   $          163    $          125    $           80    $         (248)
                                                               ==============    ==============    ==============    ==============

Pro forma net earnings (loss) per share:
     Earnings from continuing operations ...................   $         0.03    $         0.04    $         0.02    $         0.08
     Loss from discontinued operations .....................             0.02              --                --               (0.15)
                                                               --------------    --------------    --------------    --------------
     Net earnings (loss) ...................................   $         0.05    $         0.04    $         0.02    $        (0.07)
                                                               ==============    ==============    ==============    ==============

See accompany notes to consolidated financial statements.

                                                  TALX Corporation and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                                       (dollars in thousands)
                                                             (unaudited)
                                                                                                      Six Months Ended September 30,
                                                                                                      ------------------------------
                                                                                                           1995            1996
                                                                                                       ------------    ------------

Cash flows from operating activities:
     Net earnings (loss) ...........................................................................   $         80    $       (248)
     Adjustments to reconcile net earnings (loss) to net cash provided by (used
        in) operating activities:
           Depreciation and amortization ...........................................................          1,097           1,292
           Loss on disposal of discontinued operations, net ........................................             --             158
           Deferred taxes ..........................................................................             52             (49)
           Change in assets and liabilites:
               Trade receivables ...................................................................         (1,746)         (2,225)
               Inventories .........................................................................           (121)           (137)
               Work in progress, less progress billings ............................................           (122)            (94)
               Prepaid expenses and other current assets ...........................................             28            (220)
               Income tax refund receivable ........................................................             71             260
               Other assets ........................................................................              4            (389)
               Accounts payable ....................................................................            (87)             82
               Accrued expenses and other liabilites ...............................................            310             337
               Deferred maintenance revenue ........................................................            368             192
                                                                                                       ------------    ------------
                  Net cash used in operating activities ............................................            (66)         (1,041)
                                                                                                       ------------    ------------
Cash flows from investing activites:
     Additions to property and equipment ...........................................................           (410)           (814)
     Capitalized software development costs ........................................................           (825)           (902)
                                                                                                       ------------    ------------
                  Net cash used in investing activities ............................................         (1,235)         (1,716)
                                                                                                       ------------    ------------
Cash flows from financing activities
     Change in notes payable to bank ...............................................................          1,658            (953)
     Issuance of subordinated debt .................................................................             --           4,000
     Issuance of common stock ......................................................................              8              42
     Repurchase of common stock ....................................................................             --              (1)
     Repayments on long-term debt ..................................................................           (250)           (250)
     Payments on capitalized lease obligations .....................................................            (63)           (110)
                                                                                                       ------------    ------------
                  Net cash provided by financing activities ........................................          1,353           2,728
                                                                                                       ------------    ------------
                  Net increase (decrease) in cash and cash equivalents .............................             52             (29)

Cash and cash equivalents at beginning of period ...................................................             27              56
                                                                                                       ------------    ------------
Cash and cash equivalents at end of period .........................................................   $         79    $         27
                                                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                                TALX Corporation

                   Notes to Consolidated Financial Statements


1. Basis of Presentation

   The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1996 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1996.

2. Initial Public Offering

   On October 16, 1996, TALX completed its initial public offering. The Company issued 2,000,000 shares of common stock, with a price to the public of $18,000,000. Net proceeds to the Company were $16,740,000, before offering expenses of approximately $850,000. The Company used approximately $7,500,000 of the proceeds to repay notes payable to bank, long-term debt, and subordinated note payable.

3. Discontinued Operations

   In August 1996, the Company determined to pursue the divestiture of the database and document services businesses. It is anticipated that the divestiture will be by a sale of assets within one year. A provision of $350,000 has been made to reflect the estimated losses from operations until the time of disposal net of income tax benefits of $150,000. Management anticipates the proceeds from the sales will approximate the value of net assets held for sale. The Company has classified the database and document services businesses as a discontinued operation and has reclassified the prior periods financial statements to reflect this change.

   Summary balance sheet data as of September 30, 1996 is as follows:

             Current assets .................................. $2,752
             Property and equipment ..........................  1,397
             Other assets ....................................    492
                                                               ------
                      Total assets ...........................  4,641
                                                               ------
             Current liabilities .............................  1,804
             Noncurrent liabilities ..........................    377
                                                               ------
                      Total liabilities ......................  2,136
                                                               ------
                      Net assets of business held for sale ... $2,505
                                                               ======

4. Pro Forma Net Earnings (Loss) Per Share

   Pro forma net earnings (loss) per share has been computed using the number of shares of common stock and common stock equivalents outstanding, assuming conversion of all outstanding preferred stock to 751,160 shares of common stock. The number of shares used in computing pro forma net loss per share was 3,394,321. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $9 per share during the 12-month period preceding the date of the initial filing of the Company's registration statement have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if they were outstanding for all of 1996 and the first two quarters of 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's revenues are derived from interactive communications, which consists of The Work Number, outsourced services, the sale of customer premises systems, and maintenance and support services related to those systems.

The Work Number service is in the early stage of its life cycle. Accordingly, no meaningful relationship can be drawn between revenues recognized to date, or in a given quarter, and the corresponding number of employers that have contracted for the service or the number of employment records covered by the service. Revenues derived from The Work Number include fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of salary history of participating employers' current and former employees, ongoing maintenance fees charged to employers and one-time conversion fees from new employers. The lag between the time an employer enters into an agreement with the Company for The Work Number and the time the employer converts its records to the service and begins to routinely refer inquiries to The Work Number can distort normal quarter to quarter revenue comparisons early in the service's life cycle. Further, revenues to date primarily reflect the relatively large percentage of conversion fees recognized early in the service's life cycle as compared to fees from verifications, which can also distort normal quarter to quarter revenue comparisons at this stage of the service's life cycle. The Company expects that over time ongoing fees from verifications will be a greater source of revenues than conversion fees. Additionally, due to the early stage of the service and the attendant start-up costs, no meaningful relationship can be drawn between historical gross margins and gross margins that may be realized in the future.

The Company's customer premises systems business designs and implements customer premises systems with interactive communications capabilities using computer telephony to integrate technologies such as IVR, facsimile, e-mail, Internet and corporate Intranet. The Company's interactive communications solutions enable an organization's Users to access, input and update information without human assistance. Revenues from customer premises systems are derived from the license or sale of software, related hardware and custom applications and are generally recognized upon shipment of the system. Sales are effected through a direct sales force and in conjunction with strategic marketing alliances (including third party resellers). The typical size of a system ranges from $35,000 to $200,000 or more and averages approximately $75,000. In the case of a third party reseller, revenues are recognized at the time of shipment to the reseller; however, the Company does not have any future obligations related to these types of sales. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free customer service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

The Company's outsourced services business provides interactive communication services to organizations that choose not to purchase a customer premises system. The Company maintains a system on its premises that contains a customer database and receives incoming requests for access to the information. Revenues from outsourced services include fees derived from establishment of the service and transaction-based fees.

In addition to providing interactive communication systems, the Company has historically provided database and document services. The Company offers database services, including sales leads and pre-press services for directory publishers, and document services, including the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. Revenues from database and document services are recognized as the services are performed through progress billings. These customers' contracts cover periods generally from one to six months and progress billings are made in accordance with individual customer contract terms. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations.

In connection with the issuance of a $4.0 million subordinated promissory note (the "Subordinated Note") which bears interest at 13.25% (with an effective interest rate of 19.25%), the Company issued to Petra Capital, LLC (the

"Lender") and other participants warrants for the purchase of Common Stock at $.01 per share. For financial reporting purposes, the warrants have been valued based on a $7.00 per share value of the underlying Common Stock on the date the Subordinated Note was issued. The $837,000 difference between the face amount of the Subordinated Note at September 30, 1996 and the amount reflected in the financial statements as of that date represents the value of the warrants issued to the Lender and other participants in connection with such Subordinated Note, which has been treated as a discount on the Subordinated Note, less the amortization of the discount. This unamortized discount and costs associated with the issuance of the Subordinated Note and warrants amount to approximately $1.2 million. Upon repayment of this Subordinated Note, the Company will expense the unamortized discount and deferred costs associated with the issuance of the Subordinated Note and warrants. This amount, net of income tax effect, will be approximately $730,000 and will be treated as an extraordinary item.

This discussion and analysis contains certain statements that may be considered forward looking statements ("Forward Looking Statements") within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the Forward Looking Statements as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market and expand The Work Number for Everyone [Registered] and its other products and services, the successful divestiture of the database and document services businesses, the continuing development of its strategic marketing alliances, and the development of new and enhanced technologies which are attractive to the marketplace.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.

                                                                                                            Percentage Increase
                                                                                                                 (Decrease)
                                                                                                        ---------------------------
                                                                                                           Three           Six
                                                                                                          Months         Months
                                                                                                           Ended          Ended
                                                    Three Months                  Six Months             Sept. 30,      Sept. 30,
                                                Ended September 30,           Ended September 30,           1996           1996
                                            ---------------------------   ---------------------------       over           over
                                                1995           1996           1995           1996           1995           1996
                                            ------------   ------------   ------------   ------------   ------------   ------------

Statement of Operations Data:
  Revenues
  The Work Number ........................          1.4%           7.3%           1.4%           6.6%         553.7%        526.9%
  Outsourced services ....................          7.1           14.5            5.5           11.2          159.6         175.8
  Customer premises systems ..............         73.8           58.1           73.4           62.0            0.2          15.2
  Maintenance and support ................         17.7           20.1           19.7           20.2           44.6          40.0
                                            ------------   ------------   ------------   ------------
      Total revenues .....................        100.0          100.0          100.0          100.0           27.3          36.3
                                            ------------   ------------   ------------   ------------

Cost of revenues
  The Work Number ........................          2.9            3.0            3.1            2.8           31.7          22.2
  Outsourced services ....................          3.4            4.7            3.5            3.9           77.7          51.1
  Customer premises systems ..............         32.8           29.1           33.3           31.3           13.0          28.5
  Maintenance and support ................          4.0            5.4            4.7            5.5           69.4          55.2
                                            ------------   ------------   ------------   ------------
      Total cost of revenues .............         43.1           42.2           44.6           43.5           24.6          32.7
                                            ------------   ------------   ------------   ------------
Gross margin .............................         56.9           57.8           55.4           56.5           29.3          39.2
                                            ------------   ------------   ------------   ------------
Operating expenses
  Selling and marketing ..................         26.2           33.1           28.1           32.5           61.0          58.0
  General and administrative .............         23.0           14.5           22.8           14.6          (19.9)        (12.5)
                                            ------------   ------------   ------------   ------------
      Total operating expenses ...........         49.2           47.6           50.9           47.1           23.3          26.4
                                            ------------   ------------   ------------   ------------
Operating income .........................          7.7           10.2            4.5            9.4           67.7         185.2
Other expense, net .......................         (2.7)          (5.8)          (2.9)          (4.6)         177.9         119.6
                                            ------------   ------------   ------------   ------------
Earnings from continuing operations before
  income tax expense .....................          5.0            4.4            1.6            4.8            9.9         299.1
Income tax expense .......................          2.0            1.6             .6            1.8             .9         265.1
                                            ------------   ------------   ------------   ------------
Earnings (loss) from continuing
  operations .............................          3.0            2.8            1.0            3.0           16.0         322.2
Discontinued operations, net .............          1.5             --             .2           (5.8)        (100.0)      (3,123.5)
                                            ------------   ------------   ------------   ------------
Net earnings (loss) ......................          4.5%           2.8%           1.2%          (2.8)%        (23.1)%       (410.0)%
                                            ============   ============   ============   ============

Three Months Ended September 30, 1995 and 1996

Revenues. Total revenues increased by 27.3%, from $3.6 million for the three months ended September 30, 1995 to $4.6 million for the three months ended September 30, 1996. Revenues from The Work Number increased from $51,000 for the three months ended September 30, 1995 to $332,000 for the three months ended September 30, 1996, due to the completion of the pilot phase during fiscal 1996 and commencement of marketing on a nationwide basis. The Company has commenced, and is continuing, the process of hiring and establishing a sales force dedicated to The Work Number. Revenues from outsourced services increased from $254,000 for the three months ended September 30, 1995 to $660,000 for the three months ended September 30, 1996, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems remained constant at $2.6 million for the three months ended September 30, 1995 and 1996. The constant revenue reflects that in the quarter ended September 30, 1995, revenues were unusually high, due to significant revenues from the Company's largest customer. Revenues from maintenance and support related to the customer premises systems increased by 44.6%, from $634,000 for the three months ended September 30, 1995 to $916,000 for the three months ended September 30, 1996, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 24.6%, from $1.5 million for the three months ended September 30, 1995 to $1.9 million for the three months ended September 30, 1996. Cost of revenues from The Work Number increased from $104,000 for the three months ended September 30, 1995 to $137,000 for the three months ended September 30, 1996, due to increased costs incurred with respect to this service as it moved from the pilot phase to a national service, offset by a reduction in start-up costs. Due to the early stage of the service in its life cycle and the attendant start up costs, no meaningful relationship can be drawn between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 77.7%, from $121,000 for the three months ended September 30, 1995 to $215,000 for the three months ended September 30, 1996. This increase in cost is attributable to the revenue growth described above. Cost of revenues from outsourced services as a percentage of revenues from outsourced services decreased from 47.6% for the three months ended September 30, 1995, to 32.6% for the three months ended September 30, 1996, reflecting the better utilization of the fixed personnel and equipment costs incurred starting in 1995. Cost of revenues from customer premises systems increased by 13.0%, from $1.2 million for the three months ended September 30, 1995 to $1.3 million for the three months ended September 30, 1996. Further, cost of revenues for customer premises systems as a percentage of customer premises system revenue increased from 44.5% for the three months ended September 30, 1995 to 50.1% for the three months ended September 30, 1996. These increases are due to an increase in fixed labor costs as the Company continued to increase staffing to support possible future increases in revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 69.4%, from $144,000 for the three months ended September 30, 1995 to $244,000 for the three months ended September 30, 1996, principally due to an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 61.0% from $937,000 for the three months ended September 30, 1995 to $1.5 million for the three months ended September 30, 1996. As a percentage of revenues, such expenses increased from 26.2% for the three months ended September 30, 1995 to 33.1% for the three months ended September 30, 1996. The increase reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses decreased 19.9% from $821,000 for the three months ended September 30, 1995 to $658,000 for the three months ended September 30, 1996. As a percentage of revenues, such expenses decreased from 23.0% for the three months ended September 30, 1995 to 14.5% for the three months ended September 30, 1996. The decrease reflects the cost control efforts implemented by the Company throughout fiscal 1996. The Company does not anticipate that general and administrative expenses will decrease in dollar amount in future periods.

Other Expense. Interest expense, which is the primary component of other expense, net, increased from $71,000 for the three months ended September 30, 1995 to $262,000 for the three months ended September 30, 1996. This increase is due principally to a higher level of borrowings caused by the net loss incurred during fiscal 1996 and a higher interest rate on the subordinated note payable issued in June 1996. The Company repaid most of its outstanding borrowings October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 40.0% for the three months ended September 30, 1995 and 37.1% for the three months ended September 30, 1996.


Six Months Ended September 30, 1995 and 1996

Revenues. Total revenues increased by 36.3%, from $6.5 million for the six months ended September 30, 1995 to $8.8 million for the six months ended September 30, 1996. Revenues from The Work Number increased from $93,000 for the six months ended September 30, 1995 to $583,000 for the six months ended September 30, 1996, due to the completion of the pilot phase during fiscal 1996 and commencement of marketing on a nationwide basis. The Company has commenced, and is continuing, the process of hiring and establishing a sales force dedicated to The Work Number. Revenues from outsourced services increased from $359,000 for the six months ended September 30, 1995 to $990,000 for the six months ended September 30, 1996, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased by 15.2%, from $4.8 million for the six months ended September 30, 1995 to $5.5 million for the six months ended September 30, 1996. This revenue growth is due to increases in sales and marketing resources effected in prior periods and continuing in the current period, reflecting the Company's efforts to increase historic revenue generation. The continuing development of strategic marketing alliances also contributed to increased revenues. Revenues from maintenance and support related to the customer premises systems increased by 40.0%, from $1.3 million for the six months ended September 30, 1995 to $1.8 million for the six months ended September 30, 1996, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 32.7%, from $2.9 million for the six months ended September 30, 1995 to $3.8 million for the six months ended September 30, 1996. Cost of revenues from The Work Number increased from $203,000 for the six months ended September 30, 1995 to $248,000 for the six months ended September 30, 1996, due to increased costs incurred with respect to this service as it moved from the pilot phase to a national service, offset by a reduction in start-up costs. Due to the early stage of the service in its life cycle and the attendant start up costs, no meaningful relationship can be drawn between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 51.1%, from $227,000 for the six months ended September 30, 1995 to $343,000 for the six months ended September 30, 1996. This increase in cost is attributable to the revenue growth described above. Cost of revenues from outsourced services as a percentage of revenues from outsourced services decreased from 63.2% for the six months ended September 30, 1995, to 34.6% for the six months ended September 30, 1996, reflecting the better utilization of the fixed personnel and equipment costs incurred starting in 1995. Cost of revenues from customer premises systems increased by 28.5%, from $2.2 million for the six months ended September 30, 1995 to $2.8 million for the six months ended September 30, 1996. This increase is due to the increase in customer premises systems revenue. Additionally, cost of revenues for customer premises systems as a percentage of customer premises system revenue increased from 45.3% for the six months ended September 30, 1995 to 50.5% for the six months ended September 30, 1996. This increase is due to an increase in fixed labor costs as the Company continued to increase staffing to support possible future increases in revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 55.2%, from $310,000 for the six months ended September 30, 1995 to $481,000 for the six months ended September 30, 1996, principally due to an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 58.0% from $1.8 million for the six months ended September 30, 1995 to $2.9 million for the six months ended September 30, 1996. As a percentage of revenues, such expenses increased from 28.1% for the six months ended September 30, 1995 to 32.5% for the six months ended September 30, 1996. The increase reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses decreased 12.5% from $1.5 million for the six months ended September 30, 1995 to $1.3 million for the six months ended September 30, 1996. As a percentage of revenues, such expenses decreased from 22.8% for the six months ended September 30, 1995 to 14.6% for the six months ended September 30, 1996. The decrease reflects the cost control efforts implemented by the Company throughout fiscal 1996. The Company does not anticipate that general and administrative expenses will decrease in dollar amount in future periods.

Other Expense. Interest expense, which is the primary component of other expense, net, increased from $159,000 for the six months ended September 30, 1995 to $378,000 for the six months ended September 30, 1996. This increase is due principally to a higher level of borrowings caused by the net loss incurred during fiscal 1996 and a higher interest rate on the subordinated note payable issued in June 1996. The Company repaid most of its outstanding borrowings October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 40.0% for the six months ended September 30, 1995 and 37.1% for the six months ended September 30, 1996.


Discontinued Operations

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. While no specific transaction has been approved, the Company has contacted several strategic buyers and received several unsolicited inquiries, which management is evaluating, and anticipates divestiture will occur within 12 months. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. The Company estimates that the proceeds from divestiture will approximate the net assets held for sale as of September 30, 1996.


Liquidity and Capital Resources

On October 16, 1996, the Company completed its initial public offering of 2,000,000 shares of common stock at a price of $9 per share, for gross proceeds of $18,000,000, and proceeds net of underwriting discounts and expenses of approximately $15,900,000.

The Company used a portion of the net proceeds of its initial public offering to repay its outstanding indebtedness represented by (i) the Subordinated Note in the aggregate principal amount of $4.0 million as of September 30, 1996, which was due and payable in July 2001 and accrued interest at an annual rate of 13.25%, with an effective interest rate of 19.25%, (ii) a promissory note in the principal amount of approximately $417,000 as of September 30, 1996, and which is due and payable through August 1997 and accrued interest at the bank's prime rate (8.25% as of September 30, 1996) plus 0.75%, and (iii) a demand note representing borrowings under a revolving line of credit (approximately $3.3 million as of September 30, 1996) which accrued interest at the bank's prime rate (8.25% as of September 30, 1996) plus 0.875%.

Prior to this offering, the Company has had limited liquidity, due in part to net losses in the prior two fiscal years. The Company had financed its operations primarily through cash flow from operations, private placements of equity and debt securities and bank lines of credit. The Company had a current ratio of 1.02 to 1, 0.87 to 1, and 1.05 to 1 at March 31, 1995, March 31, 1996
and September 30, 1996, respectively. The Company's working capital was

$183,000, $(1,261,000) and $429,000 at March 31, 1995, March 31, 1996 and
September 30, 1996, respectively. Working capital at September 30, 1996 reflects the reclassification of the working capital of the discontinued operations to net assets of businesses held for sale. Total working capital decreased in fiscal 1996 principally due to current year operating losses and discontinued operations. Working capital increased during the six months ended September 30, 1996, due to the issuance of a long-term subordinated note payable.

At September 30, 1996, the Company maintained bank lines of credit of up to $4,000,000 for working capital purposes. Amounts outstanding under available lines of credit, which mature in December 1996, were $3,290,000 and $4,243,000 at September 30, 1996 and March 31, 1996, respectively. The decrease was principally the result of the issuance in June 1996 of a subordinated note payable and the application of the proceeds therefrom to repay a portion of the outstanding lines of credit.

At September 30, 1996, the Company's accounts receivable increased from $5,918,000 at March 31, 1996 to $6,392,000, which represented 140% of revenues for the quarter then ended. This increase is attributable principally due to increased revenues for the quarter ended September 30, 1996 compared to March 31, 1996, a greater percentage of revenues occurring later in the quarter ended September 30, 1996, offset by the reclassification of the working capital of the discontinued operations to net assets of businesses held for sale.

The Company's capital expenditures were $814,000 for the first six months of fiscal 1997. The Company currently has no specific commitments with regard to capital expenditures, but anticipates spending approximately $1,500,000 in fiscal 1997 for capital requirements, including expansion of the Company's computer room facilities, acquisition of additional computer equipment, installation of leasehold improvements, and establishment of a disaster recovery facility.

The Company's net increase to capitalized software development costs was $528,000 in fiscal 1996 and $222,000 in the first six months of fiscal 1997. See Notes 1 and 5 of Notes to Consolidated Financial Statements. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1997.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     See Exhibit Index.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TALX CORPORATION
                                        (Registrant)

Date: November 19, 1996                 By /s/ William W. Canfield
                                           -------------------------------------
                                           (Chief Executive Officer)

Date: November 19, 1996                 By /s/ Craig N. Cohen
                                           -------------------------------------
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description
-------  -----------------------------------------------------------------------

11       Computation of Earnings Per Share

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)