Form 10-Q
period 1996-12-31
TALX CORP
filed 1997-02-13
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                        Commission file number 000-21465

                                TALX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MISSOURI                                  43-0988805
----------------------------------------  --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

 1850 Borman Ct., St. Louis, Missouri                      63146
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code 314-434-0046



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Voting Common Stock outstanding at February 3, 1997: 5,259,827.

Exhibit Index is on page 16.

                        TALX CORPORATION AND SUBSIDIARIES

                         PART I - Financial Information

                                                                        Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1996                                             3

        Consolidated Statements of Operations for the Three Months
          and Nine Months Ended December 31, 1995 and 1996                  4

        Consolidated Statements of Cash Flow for the Nine
          Months Ended December 31, 1995 and 1996                           5

        Notes to Consolidated Financial Statements                        6-7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8-13

                           Part II - Other Information

Item 5. Other Information                                                  14

Item 6. Exhibit(s) and Reports on Form 8-K                                 14

Signatures                                                                 15

                                                  TALX Corporation and Subsidiaries
                                                     Consolidated Balance Sheets
                                                       (dollars in thousands)
                                                             (unaudited)
                                                                                                            March 31,   December 31,
                                                                                                              1996          1996
                                                                                                           ----------   ------------
                                               Assets
Current assets:
     Cash and cash equivalents .........................................................................   $       56    $      408
     Marketable securities .............................................................................         --           5,494
     Trade receivables, net ............................................................................        5,918         7,631
     Inventories .......................................................................................        1,389         1,465
     Work in progress, less progress billings ..........................................................          761          --
     Prepaid expenses and other current assets .........................................................          306           485
     Income tax refund receivable ......................................................................          260          --
     Deferred tax assets, net ..........................................................................          225           133
                                                                                                           ----------    ----------
        Total current assets ...........................................................................        8,915        15,616
Property and equipment, net ............................................................................        3,579         2,380
Capitalized software development costs, net of amortization of
     $3,815 at March 31, 1996 and $4,658 at December 31, 1996 ..........................................        2,621         2,947
Net assets of businesses held for sale .................................................................         --           2,505
Deferred tax asset, net ................................................................................          466           325
Other assets ...........................................................................................          263           247
                                                                                                           ----------    ----------
                                                                                                           $   15,844    $   24,020
                                                                                                           ==========    ==========

                                 Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable to bank .............................................................................   $    4,243    $     --
     Current installments of obligations under capital leases ..........................................          226            27
     Current installments of long-term debt ............................................................          500          --
     Accounts payable ..................................................................................        2,250           927
     Accrued expenses and other liabilities ............................................................        1,742         1,007
     Progress billings in excess of work in progress ...................................................          226            10
     Deferred maintenance revenue ......................................................................          989         1,259
                                                                                                           ----------    ----------
        Total current liabilities ......................................................................       10,176         3,230
Obligations under capital leases, less current installments ............................................          463            18
Long-term debt, less current installments ..............................................................          167          --
                                                                                                           ----------    ----------
        Total liabilities ..............................................................................       10,806         3,248
                                                                                                           ----------    ----------
Commitments and contingencies
Stockholders' equity:
     Series A convertible preferred stock, $.01 par value; authorized 2,373,000 shares, issued and outstanding 1,776,479 shares at
        March 31, 1996 and none at December 31, 1996 ...................................................           18          --
     Series B convertible preferred stock, $.01 par value; authorized
        327,000 shares, issued and outstanding 236,873 shares at
        March 31, 1996 and none at December 31, 1996 ...................................................            2          --
     Series C convertible preferred stock, $.01 par value; authorized
        6,000,000 shares, issued and outstanding 615,745 shares at
        March 31, 1996 and none at December 31, 1996 ...................................................            6          --
     Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 2,478,214 shares at March 31, 1996
        and 5,256,399 at December 31, 1996 .............................................................           25            53
     Additional paid-in capital ........................................................................        6,431        22,998
     Accumulated deficit ...............................................................................       (1,444)       (2,279)
                                                                                                           ----------    ----------
        Total stockholders' equity .....................................................................        5,038        20,772
                                                                                                           ----------    ----------
                                                                                                           $   15,844    $   24,020
                                                                                                           ==========    ==========

See accompanying notes to consolidated financial statements.

                                                  TALX Corporation and Subsidiaries
                                                Consolidated Statements of Operations
                                        (dollars in thousands, except per share information)
                                                             (unaudited)
                                                                        Three Months Ended Dec. 31,      Nine Months Ended Dec. 31,
                                                                       ----------------------------    -----------------------------
                                                                            1995           1996            1995            1996
                                                                       ------------    ------------    ------------    ------------

Revenues:
     The Work Number ...............................................   $         75    $        449    $        168    $      1,032
     Outsourced services ...........................................            419             801             778           1,791
     Customer premises systems .....................................          2,086           2,972           6,849           8,459
     Maintenance and support .......................................            653             852           1,926           2,636
                                                                       ------------    ------------    ------------    ------------
        Total revenues .............................................          3,233           5,074           9,721          13,918
                                                                       ------------    ------------    ------------    ------------
Cost of revenues:
     The Work Number ...............................................            122             171             325             419
     Outsourced services ...........................................            180             292             407             635
     Customer premises systems .....................................            966           1,497           3,123           4,269
     Maintenance and support .......................................            176             255             486             736
                                                                       ------------    ------------    ------------    ------------
        Total cost of revenues .....................................          1,444           2,215           4,341           6,059
                                                                       ------------    ------------    ------------    ------------
        Gross margin ...............................................          1,789           2,859           5,380           7,859
                                                                       ------------    ------------    ------------    ------------
Operating expenses:
     Selling and marketing .........................................          1,010           1,550           2,831           4,428
     General and administrative ....................................            735             680           2,215           1,975
                                                                       ------------    ------------    ------------    ------------
        Total operating expenses ...................................          1,745           2,230           5,046           6,403
                                                                       ------------    ------------    ------------    ------------
        Operating income ...........................................             44             629             334           1,456
                                                                       ------------    ------------    ------------    ------------
Other income (expense), net:
     Interest income ...............................................           --                72            --                72
     Interest expense ..............................................            (92)            (53)           (251)           (436)
     Other, net ....................................................            (26)            (39)            (51)            (60)
                                                                       ------------    ------------    ------------    ------------
        Total other income (expense), net ..........................           (118)            (20)           (302)           (424)
                                                                       ------------    ------------    ------------    ------------
        Earnings (loss) from continuing operations
           before income tax expense ...............................            (74)            609              32           1,032
Income tax expense (benefit) .......................................            (30)            225              13             382
                                                                       ------------    ------------    ------------    ------------
        Earnings (loss) from continuing operations .................            (44)            384              19             650
Discontinued operations:
     Loss from operation of discontinued operations,
        net of income taxes ........................................           (538)           --              (521)           (164)
     Loss on disposal of discontinued operations,
        net of income taxes ........................................           --              --              --              (350)
                                                                       ------------    ------------    ------------    ------------
        Loss from discontinued operations,
           net of income taxes .....................................           (538)           --              (521)           (514)
                                                                       ------------    ------------    ------------    ------------
        Earnings (loss) before extraordinary item ..................           (582)            384            (502)            136
Extraordinary item - loss on extinguishment of debt ................           --              (971)           --              (971)
                                                                       ------------    ------------    ------------    ------------
Net loss ...........................................................   $       (582)   $       (587)   $       (502)   $       (835)
                                                                       ============    ============    ============    ============

Pro forma net earnings (loss) per share:
     Earnings from continuing operations ...........................                   $       0.08                    $       0.16
     Loss from discontinued operations .............................                           --                             (0.13)
     Extraordinary loss ............................................                          (0.20)                          (0.24)
                                                                                       ------------                    ------------
     Net loss ......................................................                   $      (0.12)                   $      (0.21)
                                                                                       ============                    ============

See accompanying notes to consolidated financial statements.

                                                  TALX Corporation and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                                       (dollars in thousands)
                                                             (unaudited)
                                                                                                   Nine Months Ended December 31,
                                                                                                ------------------------------------
                                                                                                      1995               1996
                                                                                                ---------------    ----------------

Cash flows from operating activities:
     Net loss ................................................................................   $          (501)   $          (835)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Depreciation and amortization .....................................................             1,772              1,899
           Extraordinary item -  loss on extinguishment of debt ..............................                 0                971
           Loss on disposal of discontinued operations, net ..................................                 0                190
           Deferred taxes ....................................................................              (330)               (14)
           Change in assets and liabilites:
               Trade receivables .............................................................            (1,024)            (3,527)
               Inventories ...................................................................              (250)              (268)
               Work in progress, less progress billings ......................................                57               (145)
               Prepaid expenses and other current assets .....................................               109               (400)
               Income tax refund receivable ..................................................               122                260
               Other assets ..................................................................               (21)                39
               Accounts payable ..............................................................                47               (604)
               Accrued expenses and other liabilites .........................................               191                (72)
               Deferred maintenance revenue ..................................................               350                270
                                                                                                 ---------------    ---------------
                  Net cash provided by (used in) operating activities ........................               522             (2,236)
                                                                                                 ---------------    ---------------
Cash flows from investing activites:
     Additions to property and equipment .....................................................              (627)            (1,084)
     Capitalized software development costs ..................................................            (1,130)            (1,313)
     Purchases of short-term investments .....................................................                 0             (5,494)
                                                                                                 ---------------    ---------------
                  Net cash used in investing activities ......................................            (1,757)            (7,891)
                                                                                                 ---------------    ---------------
Cash flows from financing activities .........................................................                 0
     Change in notes payable to bank .........................................................             1,759             (4,243)
     Issuance of subordinated debt ...........................................................                 0              4,000
     Issuance of common stock ................................................................                 8             15,691
     Repyament of subordinated debt ..........................................................                 0             (4,000)
     Repurchase of common stock ..............................................................                 0                 (1)
     Repayments on long-term debt ............................................................              (375)              (667)
     Payments on capitalized lease obligations ...............................................              (124)              (166)
     Other ...................................................................................                 0               (135)
                                                                                                 ---------------    ---------------
                  Net cash provided by financing activities ..................................             1,268             10,479
                                                                                                 ---------------    ---------------
                  Net increase in cash and cash equivalents ..................................                33                352
Cash and cash equivalents at beginning of period .............................................                27                 56
                                                                                                 ---------------    ---------------
Cash and cash equivalents at end of period ...................................................   $            60    $           408
                                                                                                 ===============    ===============

See accompanying notes to consolidated financial statements.

                                TALX Corporation

                   Notes to Consolidated Financial Statements


1.       Basis of Presentation

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1996 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1996.

2.       Initial Public Offering

         On October 16, 1996, TALX completed its initial public offering. The Company issued 2,000,000 shares of common stock, with a price to the public of $18,000,000. Net proceeds to the Company were $16,740,000, before offering expenses of approximately $1,053,000. The Company used approximately $7,500,000 of the proceeds to repay notes payable to bank, long-term debt, and subordinated note payable.

3.       Discontinued Operations

         In August 1996, the Company determined to pursue the divestiture of the database and document services businesses. It is anticipated that the divestitures will be by a sale of assets within one year. A provision of $350,000 was made to reflect the estimated losses from operations until the time of disposal net of income tax benefits of $150,000. Management anticipates the proceeds from the sales will approximate the value of net assets held for sale. The Company has classified the database and document services businesses as a discontinued operation and has reclassified the prior periods financial statements to reflect this change.

         Summary balance sheet data as of December 31, 1996 is as follows:

              Current assets ....................................... $2,867
              Property and equipment ...............................  1,268
              Other assets .........................................    447
                                                                     ------
                        Total assets ...............................  4,582
                                                                     ------
              Current liabilities ..................................  1,793
              Noncurrent liabilities ...............................    284
                                                                     ------
                        Total liabilities ..........................  2,077
                                                                     ------
                        Net assets of businesses held for sale ..... $2,505
                                                                     ======

         On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, which is subject to a post-closing adjustment, is estimated to be $1,500,000. Of this amount, $200,000 is in the form of an 8%, three-year subordinated note and the remainder is payable in cash. The net assets related to this sale are approximately $825,000. The excess of the sales price over the net asset value on this transaction will be reflected as an increase in the provision for estimated losses, until the remaining business units are sold.

4.       Pro Forma Net Earnings (Loss) Per Share

         Pro forma net earnings (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. The number of shares used in computing pro forma net loss per share was 5,040,575 for the three months ended December 31, 1996 and 3,943,372 for the nine months then ended. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $9 per share during the 12-month period preceding the date of the initial filing of the Company's registration statement have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if they were outstanding for all of 1996 and the first three quarters of 1997.

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

This discussion and analysis contains certain statements that may be considered forward looking statements ("Forward Looking Statements") within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the Forward Looking Statements as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, the successful divestiture of the database and document services businesses, the continuing development of its strategic marketing alliances, the development of new and enhanced technologies which are attractive to the marketplace, intense competition, risks associated with rapid technological change, limited intellectual property protection, risks of product defects and product liability and other factors set forth under "Risk Factors" in the Company's Prospectus, dated October 16, 1996, filed with the Securities and Exchange Commission.


Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.

                                                                                                                Percentage
                                                                                                            Increase (Decrease)
                                                                                                       -----------------------------
                                                        Three Months                 Nine Months        Three Months   Nine Months
                                                     Ended December 31,          Ended December 31,    Ended Dec. 31, Ended Dec. 31,
                                                   -----------------------   -----------------------     1996 over      1996 over

                                                      1995         1996         1995         1996           1995           1995
                                                   ----------   ----------   ----------   ----------   -------------- --------------

Statement of Operations Data:
  Revenues
    The Work Number ..........................           2.3%        8.8%         1.7%         7.4%           498.7%         514.5%
    Outsourced services ......................          13.0        15.8          8.0         12.9             91.2          130.1
    Customer premises systems ................          64.5        58.6         70.5         60.8             42.5           23.5
    Maintenance and support ..................          20.2        16.8         19.8         18.9             30.5           36.8
                                                   ----------   ----------   ----------   ----------
        Total revenues .......................         100.0       100.0        100.0        100.0             56.9           43.2
                                                   ----------   ----------   ----------   ----------
  Cost of revenues
    The Work Number ..........................           3.8         3.4          3.4          3.0             40.2           28.9
    Outsourced services ......................           5.6         5.8          4.2          4.5             62.2           56.0
    Customer premises systems ................          29.9        29.5         32.1         30.7             55.0           36.7
    Maintenance and support ..................           5.4         5.0          5.0          5.3             44.9           51.4
                                                   ----------   ----------   ----------   ----------
        Total cost of revenues ...............          44.7        43.7         44.7         43.5             53.4           39.6
                                                   ----------   ----------   ----------   ----------
  Gross margin ...............................          55.3        56.3         55.3         56.5             59.8           46.1
                                                   ----------   ----------   ----------   ----------
  Operating expenses
    Selling and marketing ....................          31.2        30.5         29.1         31.8             53.5           56.4
    General and administrative ...............          22.7        13.4         22.8         14.2             (7.5)         (10.8)
                                                   ----------   ----------   ----------   ----------
        Total operating expenses .............          53.9        43.9         51.9         46.0             27.8           26.9
                                                   ----------   ----------   ----------   ----------
  Operating income ...........................           1.4        12.4          3.4         10.5           1329.5          335.8
  Other income (expense), net ................          (3.7)        (.4)        (3.1)        (3.1)           (83.1)          40.4
                                                   ----------   ----------   ----------   ----------
  Earnings from continuing operations before
    income tax expense .......................          (2.3)       12.0           .3          7.4               *              *
  Income tax expense (benefit) ...............           (.9)        4.4           .1          2.7               *              *
                                                   ----------   ----------   ----------   ----------
  Earnings (loss) from continuing
    operations ...............................          (1.4)        7.6           .2          4.7               *              *
  Discontinued operations, net ...............         (16.6)         --         (5.4)        (3.7)              *              *
    Extraordinary loss .......................            --       (19.1)          --         (7.0)              *              *
                                                   ----------   ----------   ----------   ----------
    Net loss .................................         (18.0)%     (11.5)%       (5.2)%       (6.0)%             *              *
                                                   ==========   ==========   ==========   ==========

----------
* Not meaningful


Three Months Ended December 31, 1995 and 1996

Revenues. Total revenues increased by 56.9%, from $3.2 million for the three months ended December 31, 1995 to $5.1 million for the three months ended December 31, 1996. Revenues from The Work Number increased from $75,000 for the three months ended December 31, 1995 to $449,000 for the three months ended December 31, 1996, due to the completion of the pilot phase during fiscal 1996 and commencement of marketing on a nationwide basis. The Company has commenced, and is continuing, the process of hiring and establishing a sales force dedicated to The Work Number. Revenues from outsourced services increased from $419,000 for the three months ended December 31, 1995 to $801,000 for the three months ended December 31, 1996, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased from $2.1 million for the three months ended December 31, 1995 to $3.0 million for the three months ended December 31, 1996. This revenue growth is due to increases in sales and marketing resources effected in prior periods and continuing in the current period, reflecting the Company's efforts to increase historic revenue generation. The continuing development of strategic marketing alliances also contributed to increased revenues. Revenues from maintenance and support related to the customer premises systems increased from $653,000 for the three months ended December 31, 1995 to $852,000 for the three months ended December 31, 1996, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 53.4%, from $1.4 million for the three months ended December 31, 1995 to $2.2 million for the three months ended December 31, 1996. Cost of revenues from The Work Number increased 40.2% from $122,000 for the three months ended December 31, 1995 to $171,000 for the three months ended December 31, 1996, due to increased costs incurred with respect to this service as it moved from the pilot phase to a national service, offset by a reduction in start-up costs. Due to the early stage of the service in its life cycle and the attendant start up costs, no meaningful relationship can be drawn between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 62.2%, from $180,000 for the three months ended December 31, 1995 to $292,000 for the three months ended December 31, 1996. This increase in cost is attributable to the revenue growth described above. Cost of revenues from outsourced services as a percentage of revenues from outsourced services decreased from 43.0% for the three months ended December 31, 1995, to 36.5% for the three months ended December 31, 1996, reflecting the better utilization of the fixed personnel and equipment costs incurred starting in 1995. Cost of revenues from customer premises systems increased by 55.0%, from $1.0 million for the three months ended December 31, 1995 to $1.5 million for the three months ended December 31, 1996. Further, cost of revenues for customer premises systems as a percentage of customer premises system revenue increased from 46.3% for the three months ended December 31, 1995 to 50.4% for the three months ended December 31, 1996. These increases are due to an increase in fixed labor costs as the Company continued to increase staffing to support possible future increases in revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 44.9%, from $176,000 for the three months ended December 31, 1995 to $255,000 for the three months ended December 31, 1996, principally due to an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 53.5% from $1.0 million for the three months ended December 31, 1995 to $1.6 million for the three months ended December 31, 1996. As a percentage of revenues, such expenses decreased from 31.2% for the three months ended December 31, 1995 to 30.5% for the three months ended December 31, 1996. The increase in dollars reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses decreased 7.5% from $735,000 for the three months ended December 31, 1995 to $680,000 for the three months ended December 31, 1996. As a percentage of revenues, such expenses decreased from 22.7% for the three months ended December 31, 1995 to 13.4% for the three months ended December 31, 1996. The decrease reflects the cost control efforts implemented by the Company throughout fiscal 1996. The Company does not anticipate that general and administrative expenses will decrease in dollar amount in future periods.

Other Income (Expense). Interest income was $72,000 for the three months ended December 31, 1996, due to the investment income earned on the net proceeds from the Company's initial public offering. Interest expense decreased from $92,000 for the three months ended December 31, 1995 to $53,000 for the three months ended December 31, 1996. This decrease is due to the Company repaying most of its outstanding borrowings October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 40.5% for the three months ended December 31, 1995 and 37.0% for the three months ended December 31, 1996.

Extraordinary Item. In connection with the issuance of a $4.0 million subordinated promissory note (the "Subordinated Note") which bore interest at 13.25% (with an effective interest rate of 19.25%), the Company issued to Petra Capital, LLC (the "Lender") and other participants, warrants for the purchase of Common Stock at $.01 per share. For financial reporting purposes, the warrants have been valued based on a $7.00 per share value of the underlying Common Stock on the date the Subordinated Note was issued. The difference between the face amount of the Subordinated Note and the amount recorded for financial statement purposes represented the value of the warrants issued to the Lender and other participants in connection with such Subordinated Note, which has been treated as a discount on the Subordinated Note. The unamortized discount and costs associated with the issuance of the Subordinated Note and warrants amounted to approximately $1.2 million. Upon repayment of this Subordinated Note, in connection with the Company's initial public offering, the Company expensed the unamortized discount and deferred costs associated with the issuance of the Subordinated Note and warrants. This amount, net of income tax effect, was approximately $971,000 and is reflected as an extraordinary item.


Nine Months Ended December 31, 1995 and 1996

Revenues. Total revenues increased by 43.2%, from $9.7 million for the nine months ended December 31, 1995 to $13.9 million for the nine months ended December 31, 1996. Revenues from The Work Number increased from $168,000 for the nine months ended December 31, 1995 to $1.0 million for the nine months ended December 31, 1996, due to the completion of the pilot phase during fiscal 1996 and commencement of marketing on a nationwide basis. The Company has commenced, and is continuing, the process of hiring and establishing a sales force dedicated to The Work Number. Revenues from outsourced services increased from $778,000 for the nine months ended December 31, 1995 to $1.8 million for the nine months ended December 31, 1996, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased from $6.8 million for the nine months ended December 31, 1995 to $8.5 million for the nine months ended December 31, 1996. This revenue growth is due to increases in sales and marketing resources effected in prior periods and continuing in the current period, reflecting the Company's efforts to increase historic revenue generation. The continuing development of strategic marketing alliances also contributed to increased revenues. Revenues from maintenance and support related to the customer premises systems increased from $1.9 million for the nine months ended December 31, 1995 to $2.6 million for the nine months ended December 31, 1996, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 39.6%, from $4.3 million for the nine months ended December 31, 1995 to $6.1 million for the nine months ended December 31, 1996. Cost of revenues from The Work Number increased 28.9%, from $325,000 for the nine months ended December 31, 1995 to $419,000 for the nine months ended December 31, 1996, due to increased costs incurred with respect to this service as it moved from the pilot phase to a national service, offset by a reduction in start-up costs. Due to the early stage of the service in its life cycle and the attendant start up costs, no meaningful relationship can be drawn between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 56.0%, from $407,000 for the nine months ended December 31, 1995 to $635,000 for the nine months ended December 31, 1996. This increase in cost is attributable to the revenue growth described above. Cost of revenues from outsourced services as a percentage of revenues from outsourced services decreased from 52.3% for the nine months ended December 31, 1995, to 35.5% for the nine months ended December 31, 1996, reflecting the better utilization of the fixed personnel and equipment costs incurred starting in 1995. Cost of revenues from customer premises systems increased by 36.7%, from $3.1 million for the nine months ended December 31, 1995 to $4.3 million for the nine months ended December 31, 1996. This increase is due to the increase in customer premises systems revenue. Additionally, cost of revenues for customer premises systems as a percentage of customer premises system revenue increased from 45.6% for the nine months ended December 31, 1995 to 50.5% for the nine months ended December 31, 1996. This increase is due to an increase in fixed labor costs as the

Company continued to increase staffing to support possible future increases in revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 51.4%, from $486,000 for the nine months ended December 31, 1995 to $736,000 for the nine months ended December 31, 1996, principally due to an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 56.4% from $2.8 million for the nine months ended December 31, 1995 to $4.4 million for the nine months ended December 31, 1996. As a percentage of revenues, such expenses increased from 29.1% for the nine months ended December 31, 1995 to 31.8% for the nine months ended December 31, 1996. The increase reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses decreased 10.8% from $2.2 million for the nine months ended December 31, 1995 to $2.0 million for the nine months ended December 31, 1996. As a percentage of revenues, such expenses decreased from 22.8% for the nine months ended December 31, 1995 to 14.2% for the nine months ended December 31, 1996. The decrease reflects the cost control efforts implemented by the Company throughout fiscal 1996. The Company does not anticipate that general and administrative expenses will decrease in dollar amount in future periods.

Other Income (Expense). Interest income was $72,000 for the nine months ended December 31, 1996, due to the investment income earned on the net proceeds from the Company's initial public offering. Interest expense increased from $251,000 for the nine months ended December 31, 1995 to $436,000 for the nine months ended December 31, 1996. This increase is due principally to a higher level of borrowings caused by the net loss incurred during fiscal 1996 and a higher interest rate on the subordinated note payable issued in June 1996. The Company repaid most of its outstanding borrowings October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 40.0% for the nine months ended December 31, 1995 and 37.0% for the nine months ended December 31, 1996.

Extraordinary Item. In connection with the issuance of a $4.0 million subordinated promissory note (the "Subordinated Note") which bore interest at 13.25% (with an effective interest rate of 19.25%), the Company issued to Petra Capital, LLC (the "Lender") and other participants, warrants for the purchase of Common Stock at $.01 per share. For financial reporting purposes, the warrants have been valued based on a $7.00 per share value of the underlying Common Stock on the date the Subordinated Note was issued. The difference between the face amount of the Subordinated Note and the amount recorded for financial statement purposes represented the value of the warrants issued to the Lender and other participants in connection with such Subordinated Note, which has been treated as a discount on the Subordinated Note. The unamortized discount and costs associated with the issuance of the Subordinated Note and warrants amounted to approximately $1.2 million. Upon repayment of this Subordinated Note, in connection with the Company's initial public offering, the Company expensed the unamortized discount and deferred costs associated with the issuance of the Subordinated Note and warrants. This amount, net of income tax effect, was approximately $971,000 and is reflected as an extraordinary item.


Discontinued Operations

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. The Company estimates that the proceeds from divestiture will approximate the net assets held for sale as of December 31, 1996.

On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, which is subject to a post-closing adjustment, is estimated to be $1,500,000. Of this amount, $200,000 is in the form of an 8%, three-year subordinated note and the remainder is payable in cash. The net assets related to this sale are approximately $825,000. The excess of the sales price over the net asset value on this transaction will be reflected as an increase in the provision for estimated losses, until the remaining business units are sold.

Liquidity and Capital Resources

On October 16, 1996, the Company completed its initial public offering of 2,000,000 shares of common stock at a price of $9 per share, for gross proceeds of $18,000,000, and proceeds net of underwriting discounts and expenses of approximately $15,687,000.

The Company used a portion of the net proceeds of its initial public offering to repay its outstanding indebtedness represented by (i) the Subordinated Note in the aggregate principal amount of $4.0 million, which was due and payable in July 2001 and accrued interest at an annual rate of 13.25%, with an effective interest rate of 19.25%, (ii) a promissory note in the principal amount of approximately $417,000, which was due and payable through August 1997 and accrued interest at the bank's prime rate plus 0.75%, and (iii) a demand note in the amount of $3,080,000 representing borrowings under a revolving line of credit which accrued interest at the bank's prime rate plus 0.875%.

Prior to this offering, the Company has had limited liquidity, due in part to net losses in the prior two fiscal years. The Company had financed its operations primarily through cash flow from operations, private placements of equity and debt securities and bank lines of credit. The Company had a current ratio of 1.02 to 1, 0.87 to 1, and 4.83 to 1 at March 31, 1995, March 31, 1996
and December 31, 1996, respectively. The Company's working capital was $183,000, $(1,261,000) and $12,386,000 at March 31, 1995, March 31, 1996 and December 31,
1996, respectively. Working capital at December 31, 1996 reflects the reclassification of the working capital of the discontinued operations to net assets of businesses held for sale. Total working capital decreased in fiscal 1996 principally due to current year operating losses and discontinued operations. Working capital increased during the nine months ended December 31, 1996, due to the proceeds from the initial public offering.

At December 31, 1996, the Company's accounts receivable increased from $5,918,000 at March 31, 1996 to $7,631,000, which represented 150% of revenues for the quarter then ended. This increase is attributable principally due to increased revenues for the quarter ended December 31, 1996 compared to March 31, 1996, a greater percentage of revenues occurring later in the quarter ended December 31, 1996, offset by the reclassification of the working capital of the discontinued operations to net assets of businesses held for sale.

The Company's capital expenditures were $1,084,000 for the first nine months of fiscal 1997. The Company currently has no specific commitments with regard to capital expenditures, but anticipates spending approximately $1,500,000 in fiscal 1997 for capital requirements, including expansion of the Company's computer room facilities, acquisition of additional computer equipment, installation of leasehold improvements, and establishment of a disaster recovery facility.

The Company's net increase to capitalized software development costs was $528,000 in fiscal 1996 and $326,000 in the first nine months of fiscal 1997. See Notes 1 and 5 of Notes to Consolidated Financial Statements. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1997.

PART II. OTHER INFORMATION

Item 5. Other Information.

On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, which is subject to a post-closing adjustment, is estimated to be $1,500,000. Of this amount, $200,000 is in the form of an 8%, three-year subordinated note and the remainder is payable in cash. The net assets related to this sale are approximately $825,000. The excess of the sales price over the net asset value on this transaction will be reflected as an increase in the provision for estimated losses, until the remaining business units are sold.


Item 6. Exhibits and Reports on Form 8-K

        (a) See Exhibit Index.

        (b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TALX CORPORATION
                                        (Registrant)

Date: February 13, 1997                 By /s/ William W. Canfield
                                           -------------------------------------
                                           William W. Canfield
                                           Chairman, President and
                                           Chief Executive Officer

Date: February 13, 1997                 By /s/  Craig N. Cohen
                                           -------------------------------------
                                           Craig N. Cohen
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number  Description
--------------  ----------------------------------------------------------------

3(i) Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 as filed with the SEC on August 28, 1996)

3(ii) Form of Amendment to Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 as filed with the SEC on August 28, 1996)

3(iii) Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 as filed with the SEC on August 28, 1996)

11              Computation of Earnings Per Share

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)