Form 10-K
period 1997-03-31
TALX CORP
filed 1997-06-27
CIK 917524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ____________ to ____________

                        Commission File Number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)

                                    MISSOURI
         (State or other jurisdiction of incorporation or organization)

                                   43-0988805
                      (I.R.S. Employer Identification No.)

                   1850 BORMAN COURT, ST. LOUIS, MO      63146
              (Address of principal executive offices) (Zip Code)

                                 (314) 434-0046
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of each class            Name of each exchange on which registered
-------------------------------------  -----------------------------------------
                None                                     None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 18, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,399,096. For purpose of this calculation only, without determining whether the following are affiliates of the Registrant, the Registrant has assumed that (i) its directors and executive officers are affiliates and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

As of June 18, 1997 there were 5,271,508 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.

                                     PART I

This Form 10-K (including, without limitation, Item 1 -- "Business" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company include, but are not limited to, those discussed under Item 1 -- "Business -- Risk Factors" hereinbelow.

ITEM 1.  BUSINESS

  GENERAL

TALX Corporation ("TALX" or the "Company") designs and implements interactive communications solutions using technology such as interactive web and interactive voice response, primarily for many Fortune 500 and other large organizations other than telephone service providers. The Company's interactive communications solutions enable an organization's employees, customers, vendors and business partners ("Users") to access, input and update information without human assistance. The Company's solutions enhance service levels, improve productivity and reduce costs by enabling Users to perform self-service transactions using interactive communications technologies that employ computer telephony to integrate technologies such as interactive voice response ("IVR"), facsimile, e-mail, Internet and corporate Intranet. Historically, the Company has designed and implemented "tailored" systems that provide an organization's Users with access to databases of information relating to that organization.

In early 1995, the Company introduced a "branded" service, The Work Number for Everyone(R) ("The Work Number"), which is a national service providing automated access to information from multiple organizations. The Work Number provides automated employment verification to mortgage lenders and other verifiers. Using The Work Number, verifiers are able to confirm employment information regarding participating employers' current and former employees, including their past three years of salary history. The Work Number reduces an employer's cost of providing this information and at the same time increases the timeliness and accuracy of the delivery of such information to mortgage lenders and other verifiers.

Tailored interactive communications solutions are offered by TALX to its customers either as systems for installation on customers' premises or on an outsourced services basis. The Company has provided tailored interactive communications systems for installation at customers' premises since the early 1980s and has shipped over 650 systems to over 375 customers during the last six years. In 1993, the Company introduced its outsourced services business which allows a customer to realize the benefits of an interactive communications system without incurring the administrative or maintenance responsibilities of operating such a system. For outsourced services customers, the Company maintains the customer's database on a system at the Company's facilities, where incoming requests for access to the information are received.

In addition to providing interactive communications systems, the Company has historically provided database and document services. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. Database services include providing sales leads and pre-press services for directory publishers, and document services include the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. In January 1997, the document services business was sold.

The Company was incorporated under Missouri law in 1973. Following the purchase of a 20% interest in the Company by Intech Group Inc. ("Intech Group") in 1987, the Company became primarily involved in designing and implementing interactive communications solutions. At the time of Intech Group's initial purchase of TALX capital stock, the

Company's only other shareholders were MiTek, Inc. ("MiTek") and Gateway Venture Partners II, L.P. ("Gateway"). In fiscal 1994, the Company acquired from Intech Group and its affiliates, on a pooling-of-interests basis, TALX Information Services Corporation, formerly known as EKI, Incorporated, which was engaged in the business of providing database and document services. As indicated above, these operations have been divested or identified for divestiture, and the results of these operations are reflected as discontinued operations. In July 1996, at which time Intech Group's only asset was TALX capital stock, the Company acquired Intech Group in a merger transaction, the practical effect of which was a tax-free distribution of Intech Group's holdings of TALX capital stock to Intech Group's shareholders. Immediately prior to such merger, Intech Group owned approximately 31.46% of the outstanding TALX capital stock. At such time, the Company had 21 other shareholders, three of whom, Gateway, MiTek and Intech Partners, L.P. ("Intech Partners"), each beneficially owned more than ten percent of the outstanding TALX capital stock.

  SERVICES AND PRODUCTS

  The Work Number

In early 1995, the Company introduced a "branded" service, The Work Number for Everyone(R) ("The Work Number"), which is a national service providing automated access to information from multiple organizations. The Work Number provides automated employment verification to mortgage lenders and other verifiers. Using The Work Number, verifiers are able to confirm employment information regarding participating employers' current and former employees, including their past three years of salary history. The Work Number reduces an employer's cost of providing this information and at the same time increases the timeliness and accuracy of the delivery of such information to mortgage lenders and other verifiers. For most organizations, the process of handling these requests is cumbersome and requires implementation of procedures unrelated to an employer's line of business. In addition, requests can be disruptive and divert employer resources in order to respond to telephone calls and written requests for employment information. The Work Number reduces an employer's cost of providing this information.

For mortgage lenders and other verifiers, The Work Number represents a fast and accurate way to verify both employment and salary information in one telephone call, thereby accelerating their underwriting process and reducing their verification cost. Additionally, The Work Number reduces the opportunity for fraud in the loan application process, as the applicant's employment and salary information is provided to verifiers by a source less susceptible to fraud. The traditional employment verification process requires the employee to provide a verifier with paper documents such as W-2 forms, tax returns or paycheck stubs, which in the era of desktop publishing and high quality laser printers may be susceptible to forgery, thus increasing the risk of fraud. However, the Company believes The Work Number reduces this risk by removing the need to rely on documents that may be supplied directly or indirectly by the employee. Verifiers using The Work Number receive employment verification directly from an electronic database which contains records provided by the employer. Due to the national scope of The Work Number, mortgage lenders can obtain employment information from a standard source as opposed to a number of different sources, with respect to employees of participating employers.

Utilizing a 1-800 telephone number, subscribing verifiers can choose to hear the verification information voiced back immediately, have the complete set of information faxed directly to them at their office or have an electronic data interchange ("EDI") transaction sent. For non-subscribing verifiers, verification information is available through an AT&T business 1-900 telephone number. An employee's salary information is designed to be available for access only to those who have been preauthorized by such employee.

The Work Number provides revenues primarily from fees charged to mortgage lenders and other verifiers for verification of employment history and salary information and, to a lesser extent, from employer conversion and ongoing maintenance fees.

As of March 31, 1997, 139 employers had contracted for specified terms, generally three years, to provide approximately 10.6 million employment records of current and former employees. The Company's objective is to expand its existing database of employment records by marketing to the approximately 910 private sector employers with 10,000 or more employees (based on Hunt-Scanlon's Select Guide to Human Resource Executives 1997). These employers have an aggregate of over 30 million current employees (representing an estimated 50 million total employment records, including those of former employees). See "Risk Factors -- Certain Risks Associated with The Work Number" and "-- Risks Related to Use of Confidential Information With The Work Number."

The following table reflects the approximate total number of employment records which employers have contracted to provide for The Work Number as of the end of each fiscal quarter since its introduction.

                                                 Total Number of
                                              Employment Records(1)
                                                     (000's)
                                         --------------------------------
                             Total
                           Number of
      Fiscal Quarter       Employers         On-line         Backlog(2)
      ----------------  ---------------  ---------------  ---------------

      1st Quarter 1996            5              273              181
      2nd Quarter 1996           15              348            2,621
      3rd Quarter 1996           40            2,378            1,486
      4th Quarter 1996           61            3,237            2,130
      1st Quarter 1997           69            4,034            1,705
      2nd Quarter 1997           93            5,061            3,000
      3rd Quarter 1997          117            5,682            4,250
      4th Quarter 1997          139            7,017            3,621

      ---------------

      (1) Employment records include records of current and former employees (covering the past three years of employment history).

      (2) Represents employment records under contract but not yet on-line.

In late calendar 1996, the Company established a pilot program in the State of Texas, to provide automated public assistance verifications, as an extension of The Work Number. The Company has begun to market this extension of The Work Number to states and employers on a national basis.

  Tailored Solutions

Tailored solutions are offered by TALX to its customers, primarily Fortune 500 and other large organizations, either as systems for installation on customers' premises or on an outsourced services basis. The Company has established the broad utility of its interactive communications solutions for complex business problems in a wide variety of industries. The Company believes it is a leader in providing such solutions for human resource applications, which include 401(k) plan administration, benefit plan enrollment and modification, staffing, scheduling and payroll. The Company has targeted two additional applications categories usable by a broad range of businesses regardless of the industry in which they operate (i.e., horizontal application segments): financial applications (e.g., status inquiry for accounts payable or accounts receivable) and distribution/logistics applications (e.g., order entry and inventory status). The Company is pursuing each of these horizontal marketing initiatives both through direct sales and through strategic marketing alliances with providers of enterprise software applications. TALX entered into such an alliance with PeopleSoft, Inc. ("PeopleSoft") in 1993. More recently, it has entered into similar alliances with Oracle Corporation ("Oracle") and SAP AG ("SAP"). All three are leading providers of enterprise-wide client/server business applications, with PeopleSoft, similarly to the Company, being particularly well established in human resource applications. The Company has also developed and markets specialized implementations of its products targeted at specific industries (i.e., vertical market segments) such as health care (e.g., prescription refill and appointment scheduling and cancellation) and financial services (e.g., account balance inquiry, funds transfer and credit card balance inquiry).

  Outsourced Services

The Company's outsourced services business provides tailored offsite interactive communications services to Fortune 500 and other large organizations. In 1993, the Company introduced its outsourced services business, which allows a customer to realize the benefits of an interactive communications system without incurring the administrative or maintenance burdens of operating such a system. Using a 1-800 telephone number, Users are able to perform self-service transactions, access information and manipulate data stored in the Company's interactive communications systems located at the Company's headquarters in St. Louis. Customers are charged a one-time set up fee as well as availability and transaction-based fees.

Examples of the applications provided by the outsourced services business include: benefit plan enrollment, receipt and validation of voting with respect to employee benefit plan amendments, job posting and self-nomination process and collection of time, attendance and labor data.

  Customer Premises Systems

The Company has provided tailored interactive communications solutions for installation at customers' premises since the early 1980s, and has shipped over 650 systems to over 375 customers during the last six years. TALXWare is the Company's integrated visual development environment and software system that has been designed to support the creation and management of self-service interactive communications solutions. TALXWare runs on Intel-based hardware platforms using International Business Machine Corporation's ("IBM's") OS/2 operating system. The Windows NT operating system will be supported beginning in fiscal 1998. The software supports both Natural MicroSystems, Inc. ("NMS") and TALX computer telephony ("CT") processing hardware. See "--Technology and Product Development."

  TECHNOLOGY AND PRODUCT DEVELOPMENT

Fundamental to all of the Company's solutions is the integration of "best-of-class" technologies as such technologies become available. This open architecture approach enables TALXWare to include popular interactive features such as voice recognition, text-to-speech, facsimile, e-mail and client/server database interfaces to be used in creating interactive communications solutions. The Company's interactive communications product strategy emphasizes the development of software rather than hardware.

  TALXWare

TALXWare is an integrated visual development environment and software system that has been designed to support the creation and management of self-service interactive communications solutions. TALXWare currently runs on IBM's OS/2 operating system. The Windows NT operating system is expected to be supported beginning in fiscal 1998. The two main components of TALXWare are EasyScript and TALXWare Runtime.

EasyScript. EasyScript is the object-oriented visual development environment used by the Company and its licensed customers to create, modify and maintain interactive communications applications. EasyScript's object-oriented approach to software development allows application designers to position icons on the workspace grid to define application logic, business rules, computational functions, telephony integration, database access, and host application screens, and then automatically generate the underlying computer code. EasyScript incorporates advanced editing, self-documenting, testing, and code-sharing capabilities to expedite the development of tailored interactive communications solutions. By providing developers the ability to cut and paste sections of one application into another application or copy an application so it can be modified to create a new application, EasyScript facilitates the use of reusable software modules. The self-documenting features of EasyScript automatically create specifications, documentation, and test plans from the applications themselves. Included with EasyScript is the EasySim testing tool, which enables developers to test EasyScript applications from a PC keyboard. Another key feature of EasyScript is that it permits a single application to provide database access to users with multiple types of self-service access devices such as the telephone, facsimile, e-mail, telephone device for the deaf ("TDD"), Internet, corporate Intranet and other interactive communications technologies. Allowing all devices to share a common set of centralized business rules can leverage software development across the enterprise, reduce development time and simplify making changes or adding enhancements. EasyScript is optional and licensed on a per server basis.

TALXWare Runtime. The TALXWare Runtime software is licensed on a concurrent user basis and is a required component of each TALX interactive communications solution. The functions incorporated into the TALXWare Runtime software include the management of interactive communications applications, physical resources and network connections, as well as tracking and compiling operating statistics, facilitating operations and storing configuration settings. These features simplify the development of interactive communications solutions by eliminating the need to include such functions within each application and allow system administrators to effect changes without modifying the application software.

  Hardware

In addition to software, the Company provides a hardware platform as part of a total interactive communications solution. TALXWare runs on open, standard Intel-based PCS and uses both NMS and TALX proprietary CT processing hardware (the "VP/2000"). The VP/2000 uses industry standard components such as Intel processors and Texas Instrument digital signal processors ("DSPs") and is capable of supporting 48 simultaneous users ("lines") in a single system and being networked to support over 240 lines. The NMS hardware is capable of supporting 24 lines in a single system.

The Company does not manufacture or perform significant modifications on any hardware components. Rather, the Company's hardware production consists primarily of final assembly and quality-control testing of materials, components, subassemblies and systems.

  Product Development

The Company's current development efforts are directed with a view to enhancing its current products, providing a Microsoft Windows NT version of its TALXWare software and developing new products. The new products are directed at the markets served by the Company's strategic marketing allies as well as offering enhanced functionality to its existing human resources, benefits and payroll markets. Anticipated future enhancements include extending the features and capabilities of the Company's interactive web software solutions and introducing a kiosk-based product. The Company also anticipates further enhancing its computer telephony integration ("CTI") capabilities for call centers. For the markets served by the Company's strategic marketing allies who offer enterprise-wide client/server applications, the Company plans to continue to introduce complementary product suites to more tightly integrate and facilitate interaction between the TALX solution and the allies' business applications. More specifically, for distribution to PeopleSoft customers, the Company has recently developed financial applications (e.g., accounts payable and accounts receivable) and for SAP customers, intends to develop distribution/logistic applications (e.g., order entry, order status and product information). In particular, the Company intends to develop a suite of applications to integrate with SAP's oil and gas industry solution called "IS/Oil." The Company intends to develop similar offerings for distribution to PeopleSoft, SAP and Oracle customers. There can be no assurance that these new enhancements or products will progress beyond their current state of development or be successfully marketed.

The Company licenses and integrates complementary enhancement technologies into the products it develops and seeks to provide "best-of-class" technologies to its customers. Some of the interactive features which are licensed from third party suppliers by the Company pursuant to non-exclusive license or resale agreements ("Supplier Agreements") or purchased under open market arrangements and then integrated into the Company's products are voice recognition, text-to-speech, facsimile, e-mail and client/server database interfaces to be used in creating interactive communications solutions. In fiscal 1997, the Company became a reseller for IBM's CallPath and TADS CTI server software. See "Risk Factors -- Risks Associated with Technological Change" for additional risks associated with the Supplier Agreements.

Product development costs incurred were $1.5 million in fiscal 1995, $1.9 million in fiscal 1996 and $2.0 million in fiscal 1997. The total product development staff consisted of 25 full-time employees as of March 31, 1997. The Company believes that significant investments in product development are required to remain competitive.

See "Risk Factors -- Risks Associated with Rapid Technological Change."

  MARKETING

The Company's marketing strategy is to focus on targeted markets through a direct sales force in conjunction with strategic marketing alliances. The Company's direct sales force is based in St. Louis with representatives also located in Atlanta, Bethesda, Chicago, Massachusetts, New Jersey, Phoenix, San Francisco, and London, England and is organized into two sales regions. The sales force for each region is comprised of sales managers who are supported by product consultants, client service representatives and business development representatives. Historically, the direct sales force was responsible for selling all of the Company's interactive communications product lines. Beginning in late fiscal 1997, the Company designated certain members of the sales force to focus solely on selling The Work Number service. The Company's sales force is supported by a product management group which identifies and develops target markets, manages product direction, directs marketing efforts and provides sales assistance.

To complement its direct sales efforts, the Company has established a distributor relationship with Kronos Incorporated ("Kronos"). Kronos engineers, manufactures and distributes integrated hardware and software systems that process information designed to increase productivity in the workplace. Kronos products that are applicable to the Company are centered on the capturing and processing of time and attendance information. The Company provides a packaged interactive communications solution to Kronos for resale.

The Company believes an opportunity exists to expand sales and marketing efforts in certain international markets. See "Risk Factors -- Risks Associated with Increased International Sales." The Company has established strategic marketing alliances with worldwide providers of client/server business application software, which include PeopleSoft, Oracle and SAP. See "-- Strategic Marketing Alliances." Further, the Company recently introduced its new TALXWare platform (NMS-based) to include support for an internationally available CT board.

  STRATEGIC MARKETING ALLIANCES

An integral part of the Company's interactive communications strategy is to develop and maintain alliances with companies producing complementary software products in order to obtain customer referrals and introductions, increase market exposure and reduce delivery time and costs. These companies generally represent major software suppliers that offer enterprise-wide business application software to the Company's markets. The Company's most established enterprise-wide alliance is with PeopleSoft. In the last year, the Company has entered into similar relationships with SAP and Oracle.

     PeopleSoft, Inc.: As one of the leading companies that has designed enterprise-wide client/server business applications, PeopleSoft markets worldwide client/server applications for human resources, payroll, financials, manufacturing and distribution through industry business units such as federal government, health care, financial services and retail. Focusing on the human resources, benefits and payroll markets, TALX entered into a cooperative marketing relationship with PeopleSoft. TALX creates interactive application suites that tie directly to PeopleSoft's core business applications. The first suite focused on the PeopleSoft human resources, benefits and payroll applications. PeopleSoft has followed with client/server applications for other areas of the enterprise. Similar to the human resources suite, TALX has introduced a financial suite and plans to introduce a distribution suite, for implementation at PeopleSoft clients.

     SAP AG: As a leading global provider of client/server business application solutions, SAP is one of the largest and fastest growing enterprise-wide software application suppliers of products for financial accounting, human resources and manufacturing. The Company intends to develop a suite of applications to integrate with SAP's oil and gas industry solution called "IS/Oil."

     Oracle Corporation: One of the world's largest suppliers of database software, Oracle offers a multimedia relational database and client/server application products for financial accounting, human resources and manufacturing.

Future customer premises systems revenues will be dependent to a significant extent on the market success of companies with which the Company maintains strategic market alliances and the effectiveness of the alliances. These strategic marketing alliances are generally reflected by non-exclusive contractual arrangements that are terminable at will. The success of the Company is dependent on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with the Company, which is entirely at the discretion of these companies. These companies maintain similar relationships with certain of the Company's competitors. See "Risk Factors -- Dependence on Strategic Marketing Alliances."

  CUSTOMERS

Application solutions are tailored to meet specific customer needs for interactive communications services. The Company's strategy focuses on specific interactive applications within large corporations and institutions. Since 1992, the Company has installed over 650 systems for over 375 customers, many of which are Fortune 500 firms. No single customer of the Company represented 10% or more of the Company's interactive communications business revenues in fiscal 1995. One customer, Kaiser Permanente, represented approximately 14% and 12% of revenues in fiscal 1996 and 1997, respectively.

  PROFESSIONAL SERVICES AND SUPPORT

The Company believes that achieving a high level of customer satisfaction is critical to its long-term success. The Company delivers its interactive communications solutions, both outsourced services and customer premises systems, through an organization comprised of trained professionals who define specific customer requirements and, utilizing EasyScript, tailor a solution for each customer. In addition, the Company offers training and education for customers, representatives of its strategic marketing allies and distributors. The Company also maintains a comprehensive maintenance and support program, providing 7-day, 24-hour per day support through a toll-free hotline.

  COMPETITION

The markets in which the Company sells its interactive communications solutions are rapidly evolving, extremely competitive and subject to rapid technological change. The Company expects competition to increase in the future from existing competitors and from companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current and potential competitors have greater name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources than the Company. To be successful in the future, the Company must continue to respond promptly and effectively to the challenges of changing customer requirements, technological change and competitors' innovations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition, results of operations and business prospects. Additionally, the Company may be required to reduce prices or increase spending in response to competition in order to pursue new market opportunities or to invest in research and development efforts and, as a result, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition, results of operations and business prospects.

The Company competes in its markets with CT system hardware suppliers and systems integrators assembling systems from available components. Companies offering competing CT systems include Computer Communications Specialists, Inc., Edify Corporation, InterVoice, Inc., Lucent Technologies, Inc. and Periphonics Corporation. The Company's interactive communications business is heavily dependent on sales to the human resources departments of large organizations. In fiscal 1997, sales to human resources departments represented approximately 45% of customer premises systems revenues. In response to customers' desires to outsource certain aspects of database access functionality, the Company provides interactive communications services to organizations which choose not to purchase customer premises systems. This outsourced service business competes with employee benefit plan consulting firms and accounting firms, including Hewitt Associates LLC, Towers, Perrin, Forster & Crosby, Inc., William M. Mercer Companies, Inc., and Watson Wyatt & Company, which provide comprehensive packages of plan design, administration and consulting services, including automated access services. See "Risk Factors -- Intense Competition."

At present there are no significant competitors of the service provided by The Work Number. However, there are no significant barriers to entry in this area and, thus, there can be no assurance that other companies will not choose to create similar employee database verification systems. The Company is aware of one other company which is marketing a similar service. Additionally, the Company is aware of a number of employers who have established similar systems for their internal use. The Company anticipates that additional competitors will emerge, but is unable to predict what its relative competitive position will be in a more mature market. See "Risk Factors -- Certain Risks Associated with The Work Number."

  PROPRIETARY RIGHTS

The Company's success is heavily dependent upon its proprietary technology. Although the Company copyrights certain elements of its products, the primary means of protecting its interactive communications products and services is through non-disclosure agreements, which provide only limited protection. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and allies, subject to certain exceptions, and limits access to and distribution of its software, documentation and other proprietary information. The Company also seeks to protect its software, documentation and other written materials through trade secret and copyright laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In particular, the Company provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying the Company's licensed software. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

In the past, the Company has received and may in the future receive communications from third parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their proprietary rights. Based on the information currently available, the Company does not believe there are any valid claims of which it is aware which it is infringing or which, if infringed, would result in any material adverse effect to the Company's financial condition or results of operations. On August 16, 1996, Elk Industries, Inc. filed an action in the United States District Court for the Southern District of Florida against the Company. The action alleged patent infringement by the Company in connection with the Company's making, selling and using an audio storage and distribution system allegedly covered under a patent held by Elk. The Company resolved the matter with Elk during the fourth quarter of fiscal 1997. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

The Company has obtained trademark registrations for the names TALX and EasyScript and a service mark registration for The Work Number For Everyone(R) with the United States Patent and Trademark Office. TALXWare is a trademark of the Company. The Work Number and TALX OnLine are service marks of the Company. The Company regards its trademarks, as well as its other intellectual property, as having significant value and being an important factor in the development and marketing of its products. See "Risk Factors -- Limited Intellectual Property Protection."

  DATABASE AND DOCUMENT SERVICES BUSINESSES

In addition to providing interactive communications solutions, the Company, in 1994, acquired its database and document services businesses. These businesses have been operated on a stand-alone basis. Further, the majority of the operations of such businesses are located in a building which is separate from the interactive communications operations of the Company. See Item 2 -- "Properties."

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. The primary reason for divesting these businesses was to enable the Company to focus its management and financial resources towards its core interactive communications business. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The Company is actively pursuing the divestiture of the database services business. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and
Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

The database services business offers a broad range of services to franchise and independent directory publishers, with an emphasis on publishers who seek to use a single service supplier for both yellow and white pages. These services include providing sales leads, sales campaign organization and sales management tools for use during the advertising sales process. Additionally, the database services business offers pre-press production capabilities that aid in constructing a telephone directory. The database services business also provides to university and private libraries and library automation vendors, specialized database services including review and correction of automated library files, text conversion, database design, construction and maintenance. In performing these services, the database services business utilizes internally developed proprietary software.

The database services business operates in a highly competitive market and any of its competitors could use its superior financial resources, market power and installed base of customers to compete effectively against it. Further, competition for the customers of the database services businesses may increase as a result of the Company's determination to pursue the divestiture of such business. There can be no assurance that the database services business can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Such competition could materially adversely affect its ability to sustain current pricing levels and could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

  EMPLOYEES

As of March 31, 1997, the Company employed 162 full-time and 7 part-time employees in addition to the 64 full-time and 57 part-time employees which are employed by the database services business. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

The Company's future performance depends to a significant degree upon the continued contributions of its officers and key management, sales and technical personnel, many of whom would be difficult to replace. The loss of any of these individuals could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. In addition, the Company's future success and ability to manage growth will be dependent upon its ability to hire additional highly skilled employees for a variety of management, engineering, technical and sales and marketing positions. The competition for such personnel is intense, however, and there can be no assurance that the Company will be able to attract, assimilate or retain sufficient qualified personnel to achieve its future business objectives. The failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Risk Factors -- Dependence on Key Personnel."

  RISK FACTORS

In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered carefully.

  HISTORY OF NET LOSSES

The Company has incurred net losses in each of the last three fiscal years. In fiscal 1995, the Company incurred net losses from continuing operations and discontinued operations of $754,000 and $410,000, respectively. In fiscal 1996 and fiscal 1997, the Company incurred losses only from discontinued operations of $703,000 and $1,064,000, respectively. The Company's accumulated deficit as of March 31, 1997 was $2,686,000. Future operating results will depend on many factors, including the demand for the Company's services, software and hardware products, the level of product and price competition, the Company's success in expanding its sales and distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the ability of the Company to develop and market new products and services and control costs, the acceptance and the profitability of The Work Number and other branded services the Company may introduce, and general economic conditions. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will return to or sustain profitability on an annual or quarterly basis or otherwise be successful in addressing such uncertainties. See "--Certain Risks Associated with Divestiture of the Database Services Business" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. These factors include the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and customer acceptance of custom software applications, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff, as well as general economic conditions. In particular, the Company plans to continue to increase its operating expenses to expand its sales and marketing efforts, expand its distribution channels in both domestic and international markets and fund greater levels of product development. A relatively high percentage of the Company's expenses are fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected. As a result, the Company's results of operations for any quarter may not be indicative of results for any future period.

The Company historically has operated with little backlog because its customer premises systems are generally delivered shortly after orders are received. As a result, customer premises systems revenues, which have represented the largest percentage of the Company's total revenues, in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. Individual orders for the Company's customer premises systems typically are for relatively large dollar amounts. The Company believes the purchase of its customer premises systems is relatively discretionary. Therefore, any downturn in any potential customer's business, or any loss or delay of individual orders for any reason, would have a significant impact on the Company's revenues and quarterly results. In addition, because the Company typically recognizes a substantial portion of its customer premises systems revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. The Company's customer premises systems sales cycle, including initial order, provision of services and follow-on sales, varies substantially from customer to customer. There can be no assurance that the Company will be able to sustain its level of total revenue or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, the Company's operating results will be below the Company's targets and below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  CERTAIN RISKS ASSOCIATED WITH THE WORK NUMBER

In 1995, the Company began marketing The Work Number, which provides automated responses to requests by lenders and other verifiers for employment confirmation, employment history and salary history. Although, as of March 31, 1997, 139 employers had contracted to provide approximately 10.6 million employment records of current and former employees, there can be no assurance that additional employers will contract with the Company to provide employment records, or that existing employers will renew their contracts with the Company. The ultimate demand for, and market acceptance of, The Work Number by lenders and other verifiers is unproven and therefore subject to a high level of uncertainty. Additionally, there are no significant barriers to entry in this area and, thus, there can be no assurance that other companies will not choose to create similar employee database verification systems. The Company is aware of at least one other company which is marketing a similar service. Additionally, the Company is aware of at least one other company which is marketing, and a number of employers who have established, similar systems for the internal use of such employers. The Company anticipates that additional competitors will emerge, but is unable to predict what its relative competitive position will be in a more mature market. In addition, revenues are dependent on the cooperation of contracting employers in converting employment records to The Work Number format and referring verification requests to The Work Number. If the relatively new market for The Work Number fails to develop or be sustained, develops slowly or becomes subject to significant competition, the Company's business, financial condition, results of operations and business prospects would be materially adversely affected.

  RISKS RELATED TO USE OF CONFIDENTIAL INFORMATION WITH THE WORK NUMBER

The Work Number depends on the accuracy of highly confidential information regarding employment and salary history provided to the Company by employers and converted by the Company for use as part of The Work Number. Although the Company has certain protective measures in place, any inaccuracies in such information (whether in the recording of such information or due to the unauthorized access of information, or otherwise) or the inability by the Company to keep such information confidential, may give rise to potential claims against the Company and adversely affect market acceptance of The Work Number. If any claims should be asserted which are ultimately decided adversely to the Company, the Company's business, financial condition, results of operations and business prospects may be materially adversely affected. See "Business -- Services and Products --The Work Number."

  CERTAIN RISKS ASSOCIATED WITH DIVESTITURE OF THE DATABASE SERVICES BUSINESS

In August 1996, the Company decided to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was recorded as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business. As of March 31, 1997, the Company provided an additional provision for loss in the amount of $550,000. The Company has estimated that the proceeds from such divestiture of the database business will approximate the net assets held for sale as of March 31, 1997. However, if the proceeds from the divestiture are insufficient to cover the costs of the divestiture, or if the costs of the divestiture are significant, such events could have a material adverse effect on the Company's results of operations and financial condition. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8 -- Note 2 of the Notes to Consolidated Financial Statements.

  INTENSE COMPETITION

The markets in which the Company sells its interactive communications solutions are rapidly evolving, extremely competitive and subject to rapid technological change. The Company expects competition to increase in the future from existing competitors and from companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. To be successful in the future, the Company must continue to respond promptly and effectively to the challenges of changing customer requirements, technological change and competitors' innovations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition, results of operations and business prospects. Additionally, the Company may be required to reduce prices or increase spending in response to competition in order to pursue new market opportunities or to invest in research and development efforts, and, as a result, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition, results of operations and business prospects.

The Company competes in its markets with CT system hardware suppliers and systems integrators assembling systems from available components. Companies offering competing CT systems include Computer Communications Specialists, Inc., Edify Corporation, InterVoice, Inc., Lucent Technologies, Inc. and Periphonics, Inc. The Company's interactive communications business is heavily dependent on sales to the human resources departments of large organizations. In fiscal 1997, sales to human resources departments represented approximately 45% of customer premises systems revenues. In response to customers' desires to outsource certain aspects of database access functionality, the Company provides interactive communications services to organizations which choose not to purchase customer premises systems. This outsourced services business competes with employee benefit plan consulting firms and accounting firms, including Hewitt Associates LLC, William M. Mercer Companies, Inc., Towers, Perrin, Forster & Crosby, Inc. and Watson Wyatt & Company, which provide comprehensive packages of plan design, administration and consulting services, including automated access services.

Many of the Company's current and potential competitors have greater name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources than the Company. Any such competitor could use its superior financial resources, market power, service or technical resources and installed base of customers to compete effectively against the Company. Such competition could materially adversely affect the Company's ability to sustain current pricing levels and could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, competition for the customers of the database services businesses may increase as a result of the Company's determination to pursue the divestiture of such businesses. See "Business -- Competition" and "Business -- Database and Document Services Businesses."

  DEPENDENCE ON STRATEGIC MARKETING ALLIANCES

An integral part of the Company's growth strategy is to develop and utilize alliances with companies producing complementary software products in order to obtain introductions or referrals to potential customers, as well as to coordinate the development of the Company's complementary software products directly with such companies to enhance interoperability and performance. Future customer premises systems revenues will be dependent to a significant extent on the market success of such companies and the effectiveness of the alliances. Factors that adversely affect the revenues of these companies, such as competition, technological changes or product failures, may have a substantial adverse effect upon the Company's financial results. These strategic marketing alliances are generally reflected by non-exclusive contractual arrangements that are terminable at will. The success of the Company is dependent on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with the Company, which is entirely at the discretion of these companies. The Company's strategic marketing allies maintain similar relationships with certain of the Company's competitors. There is intense competition by other companies to establish such relationships, and there can be no assurance that the Company will be able to maintain or expand its network of strategic marketing alliances in the future, or that such companies will continue to support the Company or not choose to favor one of the Company's competitors. Additionally, there can be no assurance that the companies with which the Company maintains such alliances will not decide to enter into the same business as, and compete directly against, the Company. The loss of any of these relationships, or the inability of the Company to attract and develop new strategic marketing alliances with other leading software companies, or adverse developments affecting the business or prospects of such companies, could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Technology and Product Development," "Business -- Marketing" and "Business -- Strategic Marketing Alliances."

  RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

The markets for the Company's interactive communications solutions are characterized by rapid technological advancement, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The Company must continually change and improve its products and services in response to changes in operating systems, application software, computer and telephony hardware, communications, database and networking systems, programming tools and computer language technology. The introduction of products or services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable. In particular, the market for self-service applications through the Internet's World Wide Web, corporate Intranets, and dial-up browser software has only recently begun and is rapidly developing. The Company's success will depend upon its ability to enhance, on a timely and cost-effective basis, its current products and services (e.g., to effectively add new Internet and corporate Intranet capabilities) and to develop new products and services that meet changing market conditions, which include changing customer needs, new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis or at all, fully functional and integrated product enhancements or new products or services that respond to technological change, updates or enhancements to third party products or services used in conjunction with the Company's products or services, changes in customer requirements or emerging industry standards, or that the Company's enhanced or new products and services will be accepted by customers. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product or service development or introduction, could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

The current version of the Company's TALXWare software runs on IBM's OS/2 operating system and the Company is therefore dependent upon the continued viability of the OS/2 operating system and upon IBM's continuing support for the OS/2 operating system. However, the Company believes that some potential customers will not purchase the Company's product unless and until it runs on an alternative operating system. Accordingly, the Company has begun to devote significant engineering and product development resources to design and develop a fully functional version of its TALXWare software to run on the Microsoft Windows NT operating system. Towards this end, several modules of TALXWare are available for Windows NT. The Company has also licensed a base Windows NT product which is expected to be incorporated into TALXWare. Although such product will not immediately offer customers the full range of features currently available for the OS/2 operating system, the Company has directed development efforts towards integrating additional features, including EasyScript, into such base product during fiscal 1997 and commercial release of such base product is expected to occur during fiscal 1998; however, due to uncertainties with software development, no assurance can be given that such release will occur. Additionally, as part of the process of making TALX products compatible with the Windows NT operating system, the Company has developed conversion utilities to allow the same digitized voice messages to be used with both the OS/2 and Windows NT operating systems, has begun the process of porting licensed technologies from the OS/2 operating system to the Windows NT operating system and is proceeding with the design and development of a graphical user interface for system administration functions for both the OS/2 and Windows NT operating systems. Further, it is the Company's strategy that new TALX products will be developed to run on the Windows NT operating system. Thus, the Company has been developing software using cross-platform software development tools that allow software developed for the OS/2 operating system to also run on the Windows NT operating system.

These projects are intended to expand market acceptance of the Company's products and to limit the market and technical risks associated with the Company's dependence on a single operating system. It is possible that the Company's intention to develop a fully functional Windows NT-based version of its TALXWare software will cause potential customers to defer or forgo purchases of current or future versions of the TALXWare software until it is available on the Windows NT operating system, which could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Failure by the Company to develop a Windows NT-based version of the TALXWare software successfully and in a timely and cost effective manner may have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, when the Company markets a Windows NT-based version of its TALXWare software, the Company will be dependent upon the viability of that operating environment.

The Company's products not only involve integration with operating systems but also with products developed by others. For example, the Company has recently introduced a lower cost version of the TALX system utilizing NMS standards-based computer telephony hardware boards and software drivers. The Company believes that marketing this product as an alternative to the VP/2000-based TALX system may provide a means to gain increased access to international markets, as well as to more price sensitive U.S. domestic market segments. Currently, this product is available only in a form with reduced performance and functionality compared to the VP/2000-based TALX system. Although the Company is devoting significant resources to enhance this new product to be a fully functional counterpart to the VP/2000-based TALX system, this project could take a year or longer. There can be no assurance that delays in increasing the functionality of this product will not adversely affect sales opportunities, as customers may purchase competitive standards-based systems. Such delays would have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

If any of these third-party products, including IBM OS/2, Microsoft Windows NT or the NMS boards and drivers, should become unavailable for any reason, fail in their operation with the Company's products or fail to be supported by their respective vendors, it would be necessary for the Company to redesign its products. There can be no assurance that any redesign could be accomplished in a cost-effective or timely manner. The Company or its customers could also experience difficulties integrating the Company's products with other hardware and software. Further, should new releases of these operating systems, computer telephony hardware boards and software drivers, remote communications software, database connectivity software or facsimile hardware boards and software drivers occur before the Company develops products compatible with such new releases, if ever, any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

Additionally, the Company licenses and integrates complementary enhancement technologies into the systems it develops and seeks to provide the "best-of-class" technologies to its customers. Some of the interactive features which are licensed from third party suppliers by the Company pursuant to non-exclusive license or resale agreements (the "Supplier Agreements") or purchased under open market purchase arrangements and then integrated into the Company's products are voice recognition, text-to-speech, facsimile, e-mail and client/server database interfaces used in creating interactive communications solutions. The Company believes that if any Supplier Agreement expires or is canceled or otherwise terminated, or if a third party supplier refuses to sell to the Company pursuant to the existing open market purchase arrangements, as the case may be, and the existing third party supplier refuses to enter into a subsequent agreement or other arrangement, the Company could enter into a similar agreement or arrangement with any number of different suppliers. However, if a new supplier is necessary, the integration of the relevant technology from the new supplier would require a significant amount of time, resulting in a meaningful delay in the Company's ability to offer the particular enhancement currently being purchased under Supplier Agreements or pursuant to open market purchase arrangements. The Company could also experience difficulties integrating the new supplier's technology with all of its products. Additionally, there can be no assurance that any such integration could be accomplished in a cost-effective manner. Significant delays in the offering of product enhancements due to integration of technology from new suppliers could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Services and Products" and "Business -- Technology and Product Development."

  LENGTHY SALES CYCLE

Purchases of TALX interactive communications solutions are often the result of a multi-department decision by prospective customers and generally require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the TALX interactive communications solutions. Due in part to the mission-critical nature of certain of the TALX interactive communications solutions applications and the associated investment in hardware, software and consulting expenditures, potential customers tend to be cautious in making product acquisition decisions. For these and other reasons, the sales cycle for the Company's products and services can range from one month to over one year and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales anticipated from specific customers for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, lost or delayed sales could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

  DEPENDENCE ON KEY PERSONNEL

The Company's future performance depends to a significant degree upon the continued contributions of its officers and key management, sales and technical personnel, many of whom would be difficult to replace. The loss of any of these individuals could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. The Company has entered into employment agreements with William W. Canfield, its Chairman, President and Chief Executive Officer, and certain other senior management members. See Item 10 -- "Directors and Executive Officers of the Registrant" and
Item 11 -- "Executive Compensation." In addition, the Company's future success and ability to manage growth will be dependent upon its ability to hire additional highly skilled employees for a variety of management, engineering, technical and sales and marketing positions. The competition for such personnel is intense. Further, the Company anticipates that retention of existing personnel of its database services business may become more difficult as a result of the Company's determination to pursue the divestiture of such business. There can be no assurance that the Company will be able to attract, assimilate or retain sufficient qualified personnel to achieve its future business objectives. The failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

  RISKS OF PRODUCT DEFECTS; PRODUCT LIABILITY

As a result of their complexity, hardware and software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in systems after implementation. The occurrence of such errors could result in loss or delay in market acceptance of the Company's products or services, which could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. The Company's Internet and corporate Intranet applications, which were recently introduced or are under development, may result in unauthorized access and similar disruptive problems caused by Internet or other users. Such unauthorized access and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of the Company's customers, which may result in significant liability to the Company and deter potential customers. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products or services may entail the risk of such claims. While the Company maintains insurance for product liability risks, there can be no assurance the Company's insurance will be adequate in the event of a material product liability claim. Furthermore, litigation to determine the validity of any product liability claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. A successful product liability claim in excess of the Company's insured limits brought against the Company could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

  LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is heavily dependent upon its proprietary technology. Although the Company copyrights certain elements of its products, the primary means of protecting its interactive communications products and services is through non-disclosure agreements, which provide only limited protection. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and strategic marketing allies, subject to certain exceptions, and limits access to and distribution of its software, documentation and other proprietary information. The Company also seeks to protect its software, documentation and other written materials through trade secret and copyright laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In particular, the Company provides certain distributors with access to its product architecture and other proprietary information underlying the Company's licensed software. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

In the past, the Company has received and may in the future receive communications from third parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their proprietary rights. Based on the information currently available, the Company does not believe there are any valid claims of which it is aware which it is infringing or which, if infringed, would result in any material adverse effect on the Company's financial condition or results of operations. On August 16, 1996, Elk Industries, Inc. ("Elk") filed an action in the United States District Court for the Southern District of Florida against the Company. The action alleged patent infringement by the Company in connection with the Company's making, selling and using an audio storage and distribution system allegedly covered under a patent held by Elk. The Company resolved the matter with Elk in the fourth quarter of fiscal 1997. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Proprietary Rights."

  RISKS ASSOCIATED WITH INCREASED INTERNATIONAL SALES

Since its inception, the Company has derived less than 2% of its total revenues in any year from sales to customers outside of the United States. The Company intends to expand its interactive communications operations outside of the United States and enter additional international markets, which will correspondingly reduce management attention and financial resources otherwise available for domestic markets. The Company's ability to expand its business internationally is limited by the general acceptance of interactive communications in other countries and ability to obtain appropriate regulatory approval of the third party telephony and connectivity hardware supported by TALXWare, and potentially reduced needs for employee benefit applications. The Company expects to commit additional time and development resources to customizing its products for selected international markets and to developing international sales and support channels. There can be no assurance that such efforts will be successful.

International operations are subject to a number of risks, including costs of customizing products for foreign countries, dependence on independent resellers, multiple and conflicting regulations regarding communications, use of data and control of Internet access, longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside the United States, and political and economic instability. In addition, the Company's ability to expand its interactive communications business in certain countries will depend upon the certification of third party hardware compatible with the TALX system. Because the Company will depend on third party suppliers to certify such telephony and connectivity hardware and obtain regulatory approval on a country by country basis, there can be no assurance that such approval will exist or continue to exist in the future.

Further, the Company's export sales are currently denominated predominately in United States dollars. An increase of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. As, and if, the Company increases its international sales, its total revenue may also be affected to a greater extent by seasonal fluctuations resulting in lower sales that typically occur during the summer months in Europe and other parts of the world. See "Business -- Technology and Product Development," "Business -- Marketing" and "Business -- Strategic Marketing Alliances."

  COMPUTER NETWORK AND TELEPHONE OPERATIONS; RISK OF INTERRUPTION

Significant portions of the Company's operations are dependent on the Company's ability to protect its computer equipment and the information stored in its data processing centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion and other events. The Company's data processing centers are located in St. Louis, Missouri. Software and related data files are backed-up regularly and stored off-site. There can be no assurance that these measures are sufficient to eliminate the risk of extended interruption in the Company's operations. The Company also relies on local and long-distance telephone companies to provide dial-up access, Internet and corporate Intranet access to the Company's services. The Company is currently in the process of creating an alternate disaster recovery facility. Any damage or failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

  SIGNIFICANT SHARE OWNERSHIP; CERTAIN ANTI-TAKEOVER PROVISIONS

The Company's directors, officers and principal (5% or more) shareholders, taken as a group, beneficially own in the aggregate approximately 33.0% of the Company's outstanding Common Stock, based on their holdings as of June 18, 1997. Certain principal shareholders and their representatives are directors or executive officers of the Company. As a result of such ownership, these shareholders can influence matters requiring approval by the shareholders of the Company, including the election of directors, and the management and affairs of the Company. In addition, certain provisions of Missouri law and of the Company's Restated Articles of Incorporation, as amended ("Articles"), and Bylaws ("Bylaws") could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could also limit or depress the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company is also authorized to issue preferred stock with rights senior to, and that may adversely affect, the Common Stock, without the necessity of shareholder approval and with such rights, preferences and privileges as the Company's Board of Directors may determine. The Company, however, has no present plans to issue any shares of preferred stock.

  POSSIBLE VOLATILITY OF STOCK PRICE

The market price of the shares of Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock.

  NO DIVIDENDS

The Company does not anticipate paying dividends on the Common Stock for the foreseeable future. The Company anticipates that it will reinvest its net income, if any, in its businesses. See Item 5 -- "Market for the Registrant's Common Stock and Related Stockholder Matters."


ITEM 2. PROPERTIES

The Company's headquarters and executive offices are located in a 38,000 square foot office building located at 1850 Borman Court, St. Louis, Missouri 63146 pursuant to a lease expiring in 2002 with annual base rental of $412,848, subject to increases for taxes, insurance and operating expenses. The Company also leases office space in Atlanta, Bethesda, Chicago, Massachusetts, New Jersey, Phoenix, and London, England for sales representatives. The Company believes its facilities have been generally well maintained, are in good operating condition and are adequate for its current requirements.

The Company's database services business currently occupies a portion of approximately 38,000 square feet of an office facility located at 1633 Des Peres Road, St. Louis, Missouri 63131 pursuant to a lease (the "Des Peres Lease") expiring in 2002 with annual base rental of $453,870, with periodic increases up to $573,610, subject to certain increases for operating expenses. The Company has subleased approximately 21,500 square feet of the facility, through the end of the lease term. In connection with the divestiture of the database business, the Company may desire to sublease its rights and obligations under the remaining space of the Des Peres Lease. Although the Company believes it will not be difficult to enter into a sublease with respect to the remaining Des Peres Lease space, there can be no assurance that the Company will be able to enter into such sublease.

Significant portions of the Company's operations are dependent on the Company's ability to protect its computer equipment and the information stored in its data processing centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion and other events. The Company's data processing centers are located in St. Louis, Missouri. Software and related data files are backed-up regularly and stored off-site. There can be no assurance that these measures are sufficient to eliminate the risk of extended interruption in the Company's operation. The Company also relies on local and long-distance telephone companies to provide dial-up access and Internet and corporate Intranet access to the Company's services. The Company is currently in the process of creating an alternate disaster recovery facility. Any damage or failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.


ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant from time to time in routine lawsuits incidental to its business. Based on the information currently available, the Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect upon the Company. See also Item 1 -- "Risk Factors -- Limited Intellectual Property Protection" and "Business -- Proprietary Rights."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol "TALX." The table below sets forth the high and low prices of the Common Stock during the period subsequent to the Company's initial public offering.

                                                                      Fiscal
                                                                       1997
                                                                  --------------
Period                                                             High    Low
----------------------------------------------------------------  ------  ------

Third Quarter (since October 17, 1996)                            $ 9.50  $ 5.75
Fourth Quarter                                                    $ 9.88  $ 7.38

The approximate number of holders of record of the Company's Common Stock at June 18, 1997 was 95. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

The Company has not paid any cash dividends and does not anticipate that it will do so in the foreseeable future. The Company currently intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's earnings, capital requirements and operating and financial condition, and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, and the notes thereto.

                                                                                          Years Ended March 31,
                                                                     --------------------------------------------------------------
                                                                        1997         1996         1995         1994         1993
                                                                     ----------   ----------   ----------   ----------   ----------
                                                                             (In thousands, except share and per share data)

STATEMENT OF OPERATIONS DATA:

  Revenues
    The Work Number ..............................................   $    1,642   $      453   $       74   $     --     $     --
    Outsourced services ..........................................        2,173          998          515          776           60
    Customer premises systems ....................................       11,013        9,442        6,957        8,497        6,868
    Maintenance and support ......................................        3,559        2,624        2,310        1,949        1,530
                                                                     ----------   ----------   ----------   ----------   ----------
        Total revenues ...........................................       18,387       13,517        9,856       11,222        8,458
                                                                     ----------   ----------   ----------   ----------   ----------

  Cost of revenues
    The Work Number ..............................................          678          429           48         --           --
    Outsourced services ..........................................          941          493          260          190           22
    Customer premises systems ....................................        5,560        4,489        4,143        3,902        3,175
    Maintenance and support ......................................        1,025          619          793          767          558
                                                                     ----------   ----------   ----------   ----------   ----------
        Total cost of revenues ...................................        8,204        6,030        5,244        4,859        3,755
                                                                     ----------   ----------   ----------   ----------   ----------
                Gross margin .....................................       10,183        7,487        4,612        6,363        4,703
                                                                     ----------   ----------   ----------   ----------   ----------

  Operating expenses
    Selling and marketing ........................................        5,902        4,084        2,854        2,700        2,332
    General and administrative ...................................        2,613        2,828        2,556        2,268        1,611
                                                                     ----------   ----------   ----------   ----------   ----------
        Total operating expenses .................................        8,515        6,912        5,410        4,968        3,943
                                                                     ----------   ----------   ----------   ----------   ----------
                Operating income (loss) ..........................        1,668          575         (798)       1,395          760

  Other expense, net .............................................          409          395          284          153          140
  Income tax expense (benefit) ...................................          466           57         (328)           7          235
                                                                     ----------   ----------   ----------   ----------   ----------
  Earnings (loss) from continuing operations .....................          793          123         (754)       1,235          385
                                                                     ----------   ----------   ----------   ----------   ----------

  Discontinued operations:
    Earnings (loss) from operations of discontinued
      operations, net ............................................         (164)        (703)        (410)         474          575
    Loss on disposal of discontinued operations, net .............         (900)        --           --           --           --
                                                                     ----------   ----------   ----------   ----------   ----------
  Earnings (loss) from discontinued operations, net ..............       (1,064)        (703)        (410)         474          575
                                                                     ----------   ----------   ----------   ----------   ----------
  Earnings (loss) before extraordinary item and cumulative
    effect of change in accounting principle .....................         (271)        (580)      (1,164)       1,709          960
  Extraordinary item .............................................         (971)        --           --           --           --
                                                                     ----------   ----------   ----------   ----------   ----------
  Net earnings (loss) before cumulative effect of change in
    accounting principle .........................................       (1,242)        (580)      (1,164)       1,709          960
  Cumulative effect of change in accounting principle ............         --           --           --           --            461
                                                                     ----------   ----------   ----------   ----------   ----------
  Net earnings (loss) ............................................   $   (1,242)  $     (580)  $   (1,164)  $    1,709   $    1,421
                                                                     ==========   ==========   ==========   ==========   ==========

  Net earnings (loss) per share (1):
    Earnings from continuing operations ..........................   $      .18   $      .04
    Loss from discontinued operations ............................         (.25)        (.21)
          Extraordinary item .....................................         (.22)        --
                                                                     ----------   ----------
        Net loss .................................................   $     (.29)  $     (.17)
                                                                     ==========   ==========

  Weighted average number of shares outstanding (1) ..............    4,330,239    3,391,621

                                                                                             As of March 31,
                                                                     --------------------------------------------------------------
                                                                        1997         1996         1995         1994         1993
                                                                     ----------   ----------   ----------   ----------   ----------
                                                                                             (In thousands)

BALANCE SHEET DATA:

Cash and short-term investments ..................................   $    5,801   $       56   $       27   $      145   $      258
Working capital ..................................................       13,351       (1,261)         183        2,449        1,582
Net assets of business held for sale .............................          707         --           --           --           --
Total assets .....................................................       24,072       15,844       14,476       12,824       10,103
Notes payable to bank ............................................         --          4,243        2,654        1,100          757
Current installments of long-term debt and obligations
  under capital leases ...........................................           36          726          722          602          499
Long-term debt and obligations under capital leases, less
  current installments ...........................................         --            630        1,318          620          750
Stockholders' equity .............................................       20,403        5,038        5,610        6,774        4,365

---------------

(1) Net earnings (loss) per share has been computed using the number of shares of common stock and common stock equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued at prices below the initial public offering price of $9.00 per share and stock options and warrants granted with exercise prices below the initial public offering price during the twelve-month period preceding the date of the initial filing of the Company's registration statement have been included in the calculation of Common Stock equivalent shares, using the treasury stock method, as if such shares, options and warrants were outstanding for all of fiscal 1996 and the first three quarters of fiscal 1997. Subsequent to this period, the weighted average number of shares was based on common stock and common stock equivalents.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues are derived from interactive communications, which consist of The Work Number, outsourced services, the sale of customer premises systems, and maintenance and support services related to those systems.

The Work Number service is still in the early stage of its life cycle. Accordingly, no meaningful relationship can be drawn between revenues recognized to date, or in a given quarter, and the corresponding number of employers that have contracted for the service or the number of employment records covered by the service. Revenues derived from The Work Number include fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of salary history of participating employers' current and former employees, ongoing maintenance fees charged to employers and one-time conversion fees from new employers. The lag between the time an employer enters into an agreement with the Company for The Work Number and the time the employer converts its records to the service and begins to routinely refer inquiries to The Work Number can distort normal quarter to quarter revenue comparisons early in the service's life cycle. Further, revenues to date reflect the relatively large percentage of conversion fees recognized early in the service's life cycle as compared to fees from verifications, which can also distort normal quarter to quarter revenue comparisons at this stage of the service's life cycle. The Company expects that over time fees from verifications will be a greater percentage of The Work Number revenues than they have been historically. Additionally, due to the early stage of the service and the attendant start-up costs, no meaningful relationship can be drawn between historical gross margins and gross margins that may be realized in the future. The future success of this branded service is contingent upon a number of factors, including, without limitation, increased acceptance and usage of the service.

The Company's customer premises systems business designs and implements customer premises systems with interactive communications capabilities using computer telephony to integrate technologies such as interactive voice response, facsimile, e-mail, Internet and corporate Intranet. The Company's interactive communications solutions enable an organization's users to access, input and update information without human assistance. Revenues from customer premises systems are derived from the license or sale of software, related hardware and custom applications and are generally recognized upon shipment of the system. Sales are effected through a direct sales force and in conjunction with strategic marketing alliances (including third party resellers). The typical size of a system ranges from $35,000 to $200,000 or more and averages approximately $90,000. In the case of a third party reseller, revenues are recognized at the time of shipment to the reseller; however, the Company does not have any future obligations related to these types of sales. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free customer service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

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

In addition to providing interactive communication systems, the Company has historically provided database and document services. Database services include sales leads and pre-press services for directory publishers, and document services include the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. Revenues from database and document services are recognized as the services are performed through progress billings. These customers' contracts cover periods generally from one to six months and progress billings are made in accordance with individual customer contract terms. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. In January 1997, the document services business was sold.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.

                                                                                 Percentage
                                                                             Increase (Decrease)
                                                                          ------------------------
                                                                          Fiscal 1997  Fiscal 1996
                                                                              over         over
                                                Years Ended March 31,     Fiscal 1996  Fiscal 1995
                                            ----------------------------  -----------  -----------
                                              1997      1996      1995
                                            --------  --------  --------

STATEMENT OF OPERATIONS DATA:

Revenues:
  The Work Number .......................       8.9%      3.3%      0.8%       262.5%       518.9%
  Outsourced services ...................      11.8       7.4       5.2        117.7         93.9
  Customer premises systems .............      59.9      69.9      70.6         16.6         35.7
  Maintenance and support ...............      19.4      19.4      23.4         35.6         13.6
                                            --------  --------  --------
      Total revenues ....................     100.0     100.0     100.0         36.0         37.2
                                            --------  --------  --------

Cost of revenues:
  The Work Number .......................       3.7       3.2       0.5         58.0        796.5
  Outsourced services ...................       5.1       3.6       2.6         90.9         89.5
  Customer premises systems .............      30.2      33.2      42.0         23.9          8.4
  Maintenance and support ...............       5.6       4.6       8.1         65.6        (22.0)
                                            --------  --------  --------
       Total cost of revenues ...........      44.6      44.6      53.2         36.1         15.0
                                            --------  --------  --------
Gross margin ............................      55.4      55.4      46.8         36.0         62.4
                                            --------  --------  --------

Operating expenses:
  Selling and marketing .................      32.1      30.2      29.0         44.5         43.1
  General and administrative ............      14.2      20.9      25.9         (7.6)        10.6
                                            --------  --------  --------
      Total operating expenses ..........      46.3      51.1      54.9         23.2         27.8
                                            --------  --------  --------

Operating income (loss) .................       9.1       4.3      (8.1)       190.1           *
Other income (expense), net .............      (2.3)     (2.9)     (2.9)         3.5         38.9
                                            --------  --------  --------

Earnings (loss) from continuing
  operations before income tax
  expense (benefit) .....................       6.8       1.4     (11.0)       599.4           *
Income tax expense (benefit) ............       2.5       0.5      (3.3)       717.5           *
                                            --------  --------  --------

Earnings (loss) from continuing
  operations ............................       4.3       0.9      (7.7)       544.7           *
  Discontinued operations, net ..........      (5.8)     (5.2)     (4.1)          *            *
 Extraordinary item .....................      (5.3)       --        --           *            *
                                            --------  --------  --------
Net loss ................................      (6.8)%    (4.3)%   (11.8)%     (114.1)          *
                                            ========  ========  ========  ===========  ===========

* Not meaningful.


  Fiscal Years Ended March 31, 1997 and 1996

Revenues. Total revenues increased by 36.0%, from $13.5 million in fiscal 1996 to $18.4 million in fiscal 1997. Revenues from The Work Number increased by 262.5%, from $453,000 in fiscal 1996 to $1.6 million in fiscal 1997, due to the expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased by 117.7%, from $1.0 million in fiscal 1996 to $2.2 million in fiscal 1997, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased by 16.6%, from $9.4 million in fiscal 1996 to $11.0 million in fiscal 1997. This revenue growth is due to increases in sales and marketing resources, reflecting the Company's efforts to increase historic revenue generation. The continuing development of strategic marketing alliances also contributed to increased revenues. Revenues from maintenance and support related to the customer premises systems increased by 35.6%, from $2.6 million in fiscal 1996 to $3.6 million in fiscal 1997, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 36.1%, from $6.0 million in fiscal 1996 to $8.2 million in fiscal 1997. Cost of revenues from The Work Number increased 58.0%, from $429,000 in fiscal 1996 to $678,000 in fiscal 1997, due to the revenue growth, offset by a reduction in start-up costs. Due to the relatively early stage of the service in its life cycle, no meaningful relationship can be drawn between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 90.9%, from $493,000 in fiscal 1996 to $941,000 in fiscal 1997, due to the revenue growth described above. Cost of revenues from customer premises systems increased by 23.9%, from $4.5 million in fiscal 1996 to $5.6 million in fiscal 1997. This increase is due to the increase in customer premises systems revenue. Cost of revenues for customer premises systems as a percentage of customer premises systems revenue increased from 47.5% in fiscal 1996 to 50.5% in fiscal 1997. This increase is due to an increase in fixed labor costs as the Company continued to increase staffing to support possible future increases in revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 65.6%, from $619,000 in fiscal 1996 to $1.0 million in fiscal 1997, due to the revenue growth and an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 44.5% from $4.1 million in fiscal 1996 to $5.9 million in fiscal 1997. As a percentage of revenues, such expenses increased from 30.2% in fiscal 1996 to 32.1% in fiscal 1997. These increases reflect continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets.

General and Administrative Expenses. General and administrative expenses decreased 7.6% from $2.8 million in fiscal 1996 to $2.6 million in fiscal 1997. As a percentage of revenues, such expenses decreased from 20.9% in fiscal 1996 to 14.2% in fiscal 1997. The decrease reflects the expansion of the Company's infrastructure to respond to increased levels of revenues, offset by cost control efforts implemented by the Company throughout fiscal 1996. The Company anticipates that general and administrative expenses will increase in dollar amount and decrease as a percentage of revenues in future periods.

Other Income (Expense),net. Interest expense, which is the primary component of other income (expense), net, increased from $343,000 in fiscal 1996 to $438,000 in fiscal 1997. This increase is due principally to a higher average level of borrowings caused by financing the net losses in fiscal 1995 and 1996 with additional borrowings. The Company repaid most of its outstanding borrowings on October 22, 1996, with the proceeds of its initial public offering. Interest income on the invested net proceeds amounted to $151,000 during fiscal 1997.

Income Tax Expense. The Company's effective income tax rate was 31.7% in fiscal 1996 and 37.0% in fiscal 1997. See Note 9 of the Notes to Consolidated Financial Statements.

  Fiscal Years Ended March 31, 1996 and 1995

Revenues. Total revenues increased by 37.2%, from $9.9 million in fiscal 1995 to $13.5 million in fiscal 1996. Revenues from The Work Number increased from $74,000 in fiscal 1995 to $453,000 in fiscal 1996, due to the completion of the pilot phase and commencement of marketing on a nationwide basis. Revenues from outsourced services increased by 93.9%, from $515,000 in fiscal 1995 to $1.0 million in fiscal 1996, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased by 35.7%, from $7.0 million in fiscal 1995 to $9.4 million in fiscal 1996. This revenue growth is due to increases in sales and marketing resources effected in fiscal 1996, reflecting the Company's efforts to increase historic revenue generation. Additionally, revenue growth also benefited from the replacement of a regional sales manager who left the Company in September 1994 and the addition of another sales manager in the same territory. The continuing development of strategic marketing alliances also contributed to increased revenues. Revenues from maintenance and support related to the customer premises systems increased by 13.6%, from $2.3 million in fiscal 1995 to $2.6 million in fiscal 1996, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 15.0%, from $5.2 million in fiscal 1995 to $6.0 million in fiscal 1996. Cost of revenues from The Work Number increased from $48,000 in fiscal 1995 to $429,000 in fiscal 1996, due to increased costs incurred with respect to this service as it moved from the pilot phase to a national service. Due to the early stage of the service in its life cycle and the attendant start up costs, no meaningful relationship can be drawn between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 89.5%, from $260,000 in fiscal 1995 to $493,000 in fiscal 1996, due to the revenue growth described above. Cost of revenues from customer premises systems increased by 8.4%, from $4.1 million in fiscal 1995 to $4.5 million in fiscal 1996. This increase is due to the increase in customer premises systems revenue. However, cost of revenues for customer premises systems as a percentage of customer premises systems revenue decreased from 59.6% in fiscal 1995 to 47.5% in fiscal 1996. This decrease is due to the lower levels of revenues in the second half of fiscal 1995 and the relatively fixed nature of the Company's labor costs, which resulted in higher than normal cost of revenue percentage in fiscal 1995. Cost of revenues from maintenance and support related to customer premises systems decreased by 22.0%, from $793,000 in fiscal 1995 to $619,000 in fiscal 1996, principally due to better leveraging of personnel costs in fiscal 1996 and reductions in the costs of contracted third-party maintenance services.

Selling and Marketing Expenses. Selling and marketing expenses increased 43.1% from $2.9 million in fiscal 1995 to $4.1 million in fiscal 1996. As a percentage of revenues, such expenses increased from 29.0% in fiscal 1995 to 30.2% in fiscal 1996. These increases reflect continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets.

General and Administrative Expenses. General and administrative expenses increased 10.6% from $2.6 million in fiscal 1995 to $2.8 million in fiscal 1996. As a percentage of revenues, such expenses decreased from 25.9% in fiscal 1995 to 20.9% in fiscal 1996. The increase in dollar amount reflects the expansion of the Company's infrastructure to respond to increased levels of revenues, offset by cost control efforts implemented by the Company throughout fiscal 1996.

Other Income (Expense), net. Interest expense, which is the primary component of other income (expense), net, increased from $212,000 in fiscal 1995 to $343,000 in fiscal 1996. This increase is due principally to a higher average level of borrowings caused by financing the net losses in fiscal 1995 and 1996 with additional bank borrowings.

Income Tax Expense. The Company's effective income tax rate was 30.3% in fiscal 1995 and 31.7% in fiscal 1996. See Note 9 of the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 is in the form of a subordinated note and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. As of March 31, 1997, the Company determined that an additional provision for loss in the amount of $550,000 was required to reflect the anticipated results from operations and the estimated proceeds from the sale of the database business. The Comapny anticipates disposition of the remaining operations through sale during fiscal 1998. See Note 2 of the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth certain unaudited statement of operations data for each of the four quarters in fiscal 1996 and 1997, as well as the percentage of the Company's total revenues represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                          Quarter Ended
                                ---------------------------------------------------------------------------------------------------
                                 June 30,    Sept. 30,    Dec. 31,    March 31,     June 30,    Sept. 30,    Dec. 31,    March 31,
                                   1995         1995        1995         1996         1996         1996        1996         1997
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------
                                                                         (In thousands)

STATEMENT OF OPERATIONS DATA:

Revenues:
  The Work Number ............  $       42   $       51  $       75   $      285   $      251   $      332  $      449   $      610
  Outsourced services ........         105          254         419          220          330          660         801          382
  Customer premises systems ..       2,125        2,637       2,086        2,594        2,844        2,643       2,972        2,554
  Maintenance and support ....         640          634         653          697          868          916         852          923
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------
      Total revenues .........       2,912        3,576       3,233        3,796        4,293        4,551       5,074        4,469
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------

Cost of revenues:
  The Work Number ............          99          104         122          104          111          137         171          259
  Outsourced services ........         106          121         180           86          128          215         292          306
  Customer premises systems ..         984        1,173         966        1,366        1,447        1,325       1,497        1,291
  Maintenance and support ....         166          144         176          133          237          244         255          289
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------
      Total cost of revenues..       1,355        1,542       1,444        1,689        1,923        1,921       2,215        2,145
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------
Gross margin .................       1,557        2,034       1,789        2,107        2,370        2,630       2,859        2,324
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------

Operating expenses:
  Selling and marketing ......         884          937       1,010        1,253        1,369        1,509       1,550        1,474
  General and administrative..         659          821         735          613          637          658         680          638
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------

      Total operating
        expenses .............       1,543        1,758       1,745        1,866        2,006        2,167       2,230        2,112
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------

Operating income (loss) ......          14          276          44          241          364          463         629          212
                                ==========   ==========  ==========   ==========   ==========   ==========  ==========   ==========

Earnings (loss) from
  discontinued operations,
  net ........................         (38)          55        (538)        (182)        (514)        --          --           (550)
                                ==========   ==========  ==========   ==========   ==========   ==========  ==========   ==========

 Extraordinary item -- loss on
   debt extinguishment, net of
   tax .......................        --           --          --           --           --           --          (971)        --
                                ==========   ==========  ==========   ==========   ==========   ==========  ==========   ==========

Net earnings (loss) ..........  $      (83)  $      164  $     (582)  $      (79)  $     (373)  $      125  $     (587)  $     (407)
                                ==========   ==========  ==========   ==========   ==========   ==========  ==========   ==========

Net earnings (loss) per share:
  Earnings from continuing
    operations................  $     (.01)  $      .03  $     (.01)  $      .03   $      .04   $      .04  $      .08   $      .03
  Loss from discontinued
    operations................        (.01)         .02        (.16)        (.05)        (.15)        --          --           (.10)
  Extraordinary loss .........        --           --          --           --           --           --          (.20)        --
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------
  Net earnings (loss) ........  $     (.02)  $      .05  $     (.17)  $     (.02)  $     (.11)  $      .04  $     (.12)  $     (.07)
                                ==========   ==========  ==========   ==========   ==========   ==========  ==========   ==========

                                                                           Quarter Ended
                                ---------------------------------------------------------------------------------------------------
                                 June 30,     Sept. 30,   Dec. 31,    March 31,     June 30,    Sept. 30,    Dec. 31,    March 31,
                                   1995         1995        1995         1996         1996         1996        1996         1997
                                ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------

PERCENT OF TOTAL REVENUES:

Revenues:
  The Work Number .............       1.4%         1.4%        2.3%         7.5%         5.8%         7.3%        8.8%       13.7%
  Outsourced services .........       3.6          7.1        13.0          5.8          7.7         14.5        15.8         8.5
  Customer premises systems ...      73.0         73.8        64.5         68.3         66.3         58.1        58.6        57.1
  Maintenance and support .....      22.0         17.7        20.2         18.4         20.2         20.1        16.8        20.7
                                ----------   ----------   ----------  ----------   ----------   ----------   ----------  ----------
      Total revenues ..........     100.0        100.0       100.0        100.0        100.0        100.0        100.0       100.0
                                ==========   ==========   ==========  ==========   ==========   ==========   ==========  ==========

  Cost of revenues:
    The Work Number............       3.4          2.9         3.8          2.7          2.6          3.0          3.4         5.8
    Outsourced services........       3.6          3.4         5.6          2.3          3.0          4.7          5.8         6.8
    Customer premises systems..      33.8         32.8        29.9         36.0         33.7         29.1         29.5        28.9
    Maintenance and support....       5.7          4.0         5.4          3.5          5.5          5.4          5.0         6.5
                                ----------   ----------   ----------  ----------   ----------   ----------   ----------  ----------
      Total cost of revenues...      46.5         43.1        44.7         44.5         44.8         42.2         43.7        48.0
                                ----------   ----------   ----------  ----------   ----------   ----------   ----------  ----------

  Gross margin.................      53.5         56.9        55.3         55.5         55.2         57.8         56.3        52.0
                                ----------   ----------   ----------  ----------   ----------   ----------   ----------  ----------

Operating expenses
  Selling and marketing .......      30.4         26.2        31.2         33.0         31.9         33.1         30.5        33.0
  General and administrative...      22.6         23.0        22.7         16.1         14.8         14.5         13.4        14.3
                                ----------   ----------   ----------  ----------   ----------   ----------   ----------  ----------
      Total operating expenses.      53.0         49.2        53.9         49.1         46.7         47.6         43.9        47.3
                                ----------   ----------   ----------  ----------   ----------   ----------   ----------  ----------

Operating income (loss) .......       0.5          7.7         1.4          6.4          8.5         10.2         12.4         4.7
                                ==========   ==========   ==========  ==========   ==========   ==========   ==========  ==========

  Earnings (loss) from
    discontinued operations,
    net .......................      (1.3)         1.5       (16.6)        (4.8)       (12.0)          --           --       (12.3)
                                ==========   ==========   ==========  ==========   ==========   ==========   ==========  ==========

  Extraordinary item -- loss
    on debt extinguishment,
    net of tax.................        --           --          --           --           --           --        (19.1)        --
                                ==========   ==========   ==========  ==========   ==========   ==========   ==========  ==========

  Net earnings (loss)                (2.9)%        4.6%      (18.0)%       (2.1)%       (8.7)%        2.8%       (11.6)%      (9.1)%
                                ==========   ==========   ==========  ==========   ==========   ==========   ==========  ==========

The Company's revenues, margins, and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis, as a result of a number of factors. These factors include the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and customer acceptance of custom software applications, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff, as well as general economic conditions. The size and timing of the Company's customer premises systems transactions have historically varied substantially from quarter to quarter, and the Company expects such variations to continue in future periods. The Company is typically able to deliver a customer premises system within several months of when the order is received and, therefore, does not customarily have a significant long-term backlog. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectations.

Revenues from outsourced services are seasonally higher during the second and third quarters of the Company's fiscal year due to the nature of the services being provided. The revenues have increased on a quarter by quarter comparison in fiscal 1997 over fiscal 1996, due to the Company capitalizing on an increased trend by some corporations to outsource these services. Revenues from customer premises systems decreased during the third quarter of fiscal 1996 due to the Company's sales force committing a large part of its effort to establishing initial sales of The Work Number, a number of which sales resulted in a large number of one-time conversion fees in the fourth quarter of fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, the Company had limited liquidity, due in part to net losses in fiscal 1995 and 1996. The Company had financed its operations primarily through cash flow from operations, private placements of equity and debt securities and bank lines of credit. On October 16, 1996, the Company completed its initial public offering of 2,000,000 shares of common stock at a price of $9 per share, for gross proceeds of $18,000,000, and proceeds net of underwriting discounts and expenses of approximately $15,587,000.

The Company used a portion of the net proceeds of its initial public offering to repay its outstanding indebtedness represented by (i) a Subordinated Note in the aggregate principal amount of $4.0 million, which was due and payable in July 2001 and accrued interest at an annual rate of 13.25%, with an effective interest rate of 19.25%, (ii) a promissory note in the principal amount of approximately $417,000, which was due and payable through August 1997 and accrued interest at the bank's prime rate plus 0.75%, and (iii) a demand note in the amount of $3,080,000 representing borrowings under a revolving line of credit which accrued interest at the bank's prime rate plus 0.875%.

The Company had a current ratio of 0.87 to 1, and 4.64 to 1 at March 31, 1996 and March 31, 1997, respectively. The Company's working capital was $(1,261,000) and $13,351,000 at March 31, 1996 and 1997, respectively. Working capital at March 31, 1997 reflects the reclassification of the working capital of the discontinued operations to net assets of businesses held for sale. Total working capital increased in fiscal 1997 principally due to the net proceeds from the initial public offering.

The Company's accounts receivable increased from $5,918,000 at March 31, 1996 to $8,441,000 at March 31, 1997. The increase is due to increased revenues in the fourth quarter of fiscal 1997 compared to March 31, 1996, a greater percentage of revenues occurring later in the quarter ended March 31, 1997, and extended payment terms to certain customers, offset by the reclassification of the working capital of the discontinued operations to net assets of businesses held for sale. As a percentage of the Company's total revenues for the fourth quarter of each fiscal year, including revenues from discontinued operations in 1996, the accounts receivable at fiscal year-end increased from 94% at March 31, 1996 to 189% at March 31, 1996.

The Company's capital expenditures were $1,550,000 in fiscal 1997. At March 31, 1997, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases. The Company believes that its working capital, together with its anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

The Company's net increase to capitalized software development costs was $481,000 in fiscal 1997. See Notes 1 and 5 of Notes to Consolidated Financial Statements. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1998.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earning per Share." SFAS No. 128 established standards for the computation and presentation of earnings per share for entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires retroactive restatement of all prior period earnings per share data presented. The effect of SFAS No. 128 on the financial periods presented is not material to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

Independent Auditors' Report.............................................     30

Consolidated Balance Sheets as of March 31, 1996 and 1997................     31

Consolidated Statements of Operations for the years ended
  March 31, 1995, 1996 and 1997..........................................     32

Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 1995, 1996 and 1997..........................................     33

Consolidated Statements of Cash Flows for the years ended
  March 31, 1995, 1996 and 1997..........................................     34

Notes to Consolidated Financial Statements...............................     35

See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations" for supplementary financial information required by Item 302 of Regulation S-K.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TALX Corporation:

We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TALX Corporation and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                        KPMG PEAT MARWICK LLP

St. Louis, Missouri
May 19, 1997

                                                  TALX CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       MARCH 31, 1996 AND 1997
                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                                                                                                    March 31,
                                                                                                            -----------------------
                                                                                                               1997         1996
                                                                                                            ----------   ----------
                                               ASSETS

Current assets:
   Cash and cash equivalents .............................................................................  $    1,684   $       56
   Short-term investments ................................................................................       4,117         --
   Trade receivables, net ................................................................................       8,441        5,918
   Inventories ...........................................................................................       1,378        1,389
   Work in progress, less progress billings ..............................................................        --            761
   Prepaid expenses and other current assets .............................................................         694          306
   Income tax refund receivable ..........................................................................         195          260
   Deferred tax assets, net ..............................................................................         511          225
                                                                                                            ----------   ----------
          Total current assets ...........................................................................      17,020        8,915

Property and equipment, net ..............................................................................       2,652        3,579
Capitalized software development costs, net of amortization of $3,817 in 1996 and $3,683 in 1997 .........       3,102        2,621
Net assets of business held for sale .....................................................................         707         --
Deferred tax assets, net .................................................................................         372          466
Other assets .............................................................................................         219          263
                                                                                                            ----------   ----------
                                                                                                            $   24,072   $   15,844
                                                                                                            ==========   ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable to bank .................................................................................  $     --     $    4,243
   Current installments of obligations under capital leases ..............................................          36          226
   Current installments of long-term debt ................................................................        --            500
   Accounts payable ......................................................................................       1,145        2,250
   Accrued expenses and other liabilities ................................................................       1,472        1,742
   Progress billings in excess of work in progress .......................................................          35          226
   Deferred maintenance revenue ..........................................................................         981          989
                                                                                                            ----------   ----------
          Total current liabilities ......................................................................       3,669       10,176

Obligations under capital leases, less current installments ..............................................        --            463
Long-term debt, less current installments ................................................................        --            167
                                                                                                            ----------   ----------
          Total liabilities ..............................................................................       3,669       10,806
                                                                                                            ----------   ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares and no shares issued or outstanding at
        March 31, 1996 and 1997 ..........................................................................        --           --
   Series A convertible preferred stock, $.01 par value; authorized 2,373,000 shares, issued and
        outstanding 1,776,479 shares at March 31, 1996 and none at March  31, 1997 .......................        --             18
   Series B convertible preferred stock, $.01 par value; authorized 327,000 shares, issued and outstanding
        236,873 shares at March 31, 1996 and none at March 31, 1997 ......................................        --              2
   Series C convertible preferred stock, $.01 par value; authorized 6,000,000 shares, issued and
        outstanding 615,745 shares at March 31, 1996 and none at March 31, 1997...........................        --              6
   Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 2,478,214 shares at
        March 31, 1996 and 5,263,455 shares at March 31, 1997 ............................................          53           25
   Additional paid-in capital ............................................................................      23,036        6,431
   Accumulated deficit ...................................................................................      (2,686)      (1,444)
                                                                                                            ----------   ----------
          Total stockholders' equity .....................................................................      20,403        5,038
                                                                                                            ----------   ----------
                                                                                                            $   24,072   $   15,844
                                                                                                            ==========   ==========

See accompanying notes to consolidated financial statements.

                                                  TALX CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             YEARS ENDED MARCH 31, 1995, 1996, AND 1997
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                                                                                               March 31,
                                                                                                    ------------------------------
                                                                                                      1997       1996       1995
                                                                                                    --------   --------   --------

Revenues:
   The Work Number ................................................................................  $  1,642   $    453   $     74
   Outsourced services ............................................................................     2,173        998        515
   Customer premises systems ......................................................................    11,013      9,442      6,957
   Maintenance and support ........................................................................     3,559      2,624      2,310
                                                                                                     --------   --------   --------
          Total revenues ..........................................................................    18,387     13,517      9,856
                                                                                                     --------   --------   --------

Cost of revenues:
   The Work Number ................................................................................       678        429         48
   Outsourced services ............................................................................       941        493        260
   Customer premises systems ......................................................................     5,560      4,489      4,143
   Maintenance and support ........................................................................     1,025        619        793
                                                                                                     --------   --------   --------
          Total cost of revenues ..................................................................     8,204      6,030      5,244
                                                                                                     --------   --------   --------
          Gross margin ............................................................................    10,183      7,487      4,612
                                                                                                     --------   --------   --------

Operating expenses:
   Selling and marketing ..........................................................................     5,902      4,084      2,854
   General and administrative .....................................................................     2,613      2,828      2,556
                                                                                                     --------   --------   --------
          Total operating expenses ................................................................     8,515      6,912      5,410
                                                                                                     --------   --------   --------
          Operating income (loss) .................................................................     1,668        575       (798)
                                                                                                     --------   --------   --------

Other income (expense):
   Interest income ................................................................................       151       --            5
   Interest expense ...............................................................................      (438)      (343)      (212)
   Other, net .....................................................................................      (122)       (52)       (77)
                                                                                                     --------   --------   --------
Total other income (expense), net .................................................................      (409)      (395)      (284)
                                                                                                     --------   --------   --------
          Earnings (loss) from continuing operations before
             income tax expense (benefit) .........................................................     1,259        180     (1,082)
Income tax expense (benefit) ......................................................................       466         57       (328)
                                                                                                     --------   --------   --------
          Earnings (loss) from continuing operations ..............................................       793        123       (754)
                                                                                                     --------   --------   --------

Discontinued operations:
   Loss from operations of discontinued operations, net
     of income taxes ..............................................................................      (164)      (703)      (410)
   Loss on disposal of discontinued operations, net of income
     taxes ........................................................................................      (900)      --         --
                                                                                                     --------   --------   --------
          Loss from discontinued operations, net of
             income taxes .........................................................................    (1,064)      (703)      (410)
                                                                                                     --------   --------   --------
                Loss before extraordinary item ....................................................      (271)      (580)    (1,164)
Extraordinary item - loss on extinguishment of debt, net of income taxes ..........................      (971)      --         --
                                                                                                     --------   --------   --------
          Net loss ................................................................................  $ (1,242)  $   (580)  $ (1,164)
                                                                                                     ========   ========   ========

Net earnings (loss) per share:
   Earnings from continuing operations ............................................................  $    .18   $    .04
   Loss from discontinued operations ..............................................................      (.25)      (.21)
   Extraordinary loss .............................................................................      (.22)      --
                                                                                                     --------   --------
          Net loss ................................................................................  $   (.29)  $   (.17)
                                                                                                     ========   ========

See accompanying notes to consolidated financial statements.

                                                  TALX CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED MARCH 31, 1995, 1996, AND 1997
                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                                                                                           Retained
                                                                                                           Earnings
                                                                                              Additional   (Accum-       Total
                                                                                    Common     Paid-in      ulated    Stockholders'
                                               Convertible Preferred Stock           Stock     Capital     Deficit)      Equity
                                           ------------------------------------   ----------  ----------  ----------  -------------
                                            Series A     Series B     Series C
                                           ----------   ----------   ----------

Balance at March 31, 1994 ...............  $       18   $        2   $        6   $       25  $    6,423  $      300  $       6,774
Net loss ................................        --           --           --           --          --        (1,164)        (1,164)
                                           ----------   ----------   ----------   ----------  ----------  ----------  -------------
Balance at March 31, 1995 ...............          18            2            6           25       6,423        (864)         5,610
Issuance of 1,714 shares of common stock
  upon exercise of stock options ........        --           --           --           --             8        --                8
Net loss ................................        --           --           --           --          --          (580)          (580)
                                           ----------   ----------   ----------   ----------  ----------  ----------  -------------
Balance at March 31, 1996 ...............          18            2            6           25       6,431      (1,444)         5,038
Repurchase and retirement of 144 shares
  of common stock and 38 shares of
  Series A preferred stock ..............        --           --           --           --            (1)       --               (1)
Issuance of common stock warrants .......        --           --           --           --           879        --              879
Issuance of 2,000,000 shares of common
   stock upon initial public offering ...        --           --           --             20      15,567        --           15,587
Conversion of 1,776,441 shares of
   Series A, 236,873 shares of Series B,
   and 615,745 shares of Series C
   preferred stock to 751,111 shares of
   common stock upon initial public
   offering .............................         (18)          (2)          (6)           8          18        --             --
Issuance of 30,989 shares of common
   stock upon exercise of stock options..        --           --           --           --           120        --              120
Issuance of 3,285 shares of common stock
   under employee stock purchase plan....        --           --           --           --            22        --               22
Net loss ................................        --           --           --           --          --        (1,242)        (1,242)
                                           ----------   ----------   ----------   ----------  ----------  ----------  -------------
Balance at March 31, 1997 ...............  $     --     $     --     $     --     $       53  $   23,036  $   (2,686) $      20,403
                                           ==========   ==========   ==========   ==========  ==========  ==========  =============

See accompanying notes to consolidated financial statements.

                                                  TALX CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             YEARS ENDED MARCH 31, 1995, 1996, AND 1997
                                                       (DOLLARS IN THOUSANDS)
                                                                                                        Years ended March 31,
                                                                                                    ------------------------------
                                                                                                      1997       1996       1995
                                                                                                    --------   --------   --------

Cash flows from operating activities:

   Net loss .......................................................................................  $ (1,242)  $   (580)  $ (1,164)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization ................................................................     2,519      2,449      1,979
     Extraordinary item - loss on extinguishment of debt ..........................................       971       --         --
     Loss on disposal of discontinued operations, net .............................................       515       --         --
     Loss (gain) on sale of assets ................................................................      --           (7)         3
     Gain on sale of marketable securities ........................................................      --         (106)      --
     Deferred taxes ...............................................................................      (192)       (39)      (306)

     Change in assets and liabilities:
        Trade receivables .........................................................................    (4,550)      (896)       863
        Inventories ...............................................................................      (171)      (185)      (182)
        Work in progress, less progress billings, net .............................................       137       (126)      (287)
        Prepaid expenses and other current assets .................................................      (661)        59          4
        Income tax refund receivable ..............................................................        65         33       (293)
        Other assets ..............................................................................        70        (14)       119
        Accounts payable ..........................................................................      (353)       293        (16)
        Accrued expenses and other liabilities ....................................................       334        341       (118)
        Deferred maintenance revenue ..............................................................        (8)       315        674
        Income taxes payable ......................................................................      --         --          (68)
                                                                                                     --------   --------   --------
          Net cash provided by (used in) operating activities .....................................    (2,566)     1,537      1,208
                                                                                                     --------   --------   --------

Cash flows from investing activities:
   Proceeds from sale of property and equipment ...................................................     1,041          9       --
   Additions to property and equipment ............................................................    (1,550)      (852)    (1,701)
   Capitalized software development costs .........................................................    (1,789)    (1,712)    (1,429)
   Proceeds from sale of marketable securities ....................................................      --          187       --
   Purchases of short-term investments ............................................................    (4,117)      --         --
                                                                                                     --------   --------   --------
          Net cash used in investing activities ...................................................    (6,415)    (2,368)    (3,130)
                                                                                                     --------   --------   --------

Cash flows from financing activities:
   Change in notes payable to bank ................................................................    (4,243)     1,588      1,554
   Borrowings of long-term debt ...................................................................      --         --        1,500
   Borrowings of subordinated notes payable and issuance of warrants ..............................     4,000       --         --
   Repayments on long-term debt ...................................................................      (667)      (500)    (1,042)
   Repayment of subordinated notes payable ........................................................    (4,000)      --         --
   Payments on capitalized lease obligations ......................................................      (209)      (235)      (208)
   Issuance of common stock .......................................................................    15,729          7       --
   Repurchase of common and preferred stock .......................................................        (1)      --         --
                                                                                                     --------   --------   --------
          Net cash provided by financing activities ...............................................    10,609        860      1,804
                                                                                                     --------   --------   --------
          Net increase (decrease) in cash and cash equivalents ....................................     1,628         29       (118)
Cash and cash equivalents at beginning of year ....................................................        56         27        145
                                                                                                     --------   --------   --------
Cash and cash equivalents at end of year ..........................................................  $  1,684   $     56   $     27
                                                                                                     ========   ========   ========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

TALX Corporation and its subsidiaries ("the Company") design and implement interactive communications solutions using technology such as interactive web and interactive voice response, primarily for Fortune 500 and other large organizations. The Company's interactive communications solutions enable an organization's employees, customers, vendors, and business partners ("Users") to access, input, and update information without human assistance. The Company's solutions enhance service levels, improve productivity, and reduce costs by enabling Users to perform self-service transactions that employ computer telephony technology, as well as facsimile, e-mail, Internet/Intranet, and other interactive communications technologies.

In early 1995, the Company introduced The Work Number for Everyone(R) ("The Work Number"). The Work Number, which is a national service providing automated access to information from multiple organizations, provides automated responses to requests by mortgage lenders or other verifiers for confirmation of employment information about a participating employer's current and former employees.

The Company also designs and implements tailored interactive communications solutions and either sells a system for installation on a customer's premises or provides access to a system on an outsourced services basis. The Company has provided tailored interactive communications systems for installation at customers' premises since the early 1980s. In 1993, the Company introduced its outsourced services business, which allows a customer to realize the benefits of an interactive communications system without incurring the administrative or maintenance burden of operating a system. For outsourced services customers, the Company maintains the customer's database on a system at the Company's facilities, where incoming requests are received for access to the information.

In addition to providing interactive communications systems, the Company has historically provided database and document services. Database services include providing sales leads and prepress services for directory publishers. Document services include the preparation and mailing of invoices, statements, and confirmation letters for organizations with high-volume requirements. See note 2 of the notes to consolidated financial statements.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of TALX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

(d) Short-term Investments

Short-term investments at March 31, 1997 consist of U.S. government agency debt instruments. The Company classifies its debt and marketable equity securities in one of two categories: available-for-sale or held-to maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. All of the Companies securities are classified as held-to-maturity. Interest income is recognized when earned. Debt securities classified as held-to-maturity are stated at amortized cost. The estimated fair value of the short-term investments is approximately the cost basis at March 31, 1997.

(e) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist primarily of hardware and spare parts.

(f) Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements and assets recorded under capital leases is computed using the straight-line method over the lesser of the useful life of the asset or lease term.

(g) Product Development and Capitalized Software Development Costs

Product development costs are charged to operations as incurred. Software development costs are expensed as incurred until technological feasibility is achieved, after which they are capitalized on a product-by-product basis. Amortization of capitalized software development costs is the greater of the amount computed using (I) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software development costs starts when the product is available for general release to customers.

(h) Revenue Recognition, Work in Progress, and Progress Billings

Revenues from The Work Number are recognized from fees charged to Users for verifications of employment history and salary and from employer conversion and maintenance fees. Customer premises systems revenue is generally recognized upon shipment of the system. The Company sells customer premises systems through certain strategic alliance relationships. In these instances, revenues are recognized at the time of shipment to the strategic alliance's customer, however, the Company does not have any future obligations related to these types of sales. Outsourced services revenue is recognized as the services are provided. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred maintenance revenue represents the unearned portion of maintenance fees.

Work in progress represents accumulated project costs and related earnings, less progress billings for certain database and document services customers. Progress billings in excess of accumulated project costs are shown as a current liability. These customers' contracts generally cover periods from one to six months. Progress billings are made in accordance with individual customer contract terms.

(I) Concentration of Credit Risk

The Company sells its interactive communications services in a variety of industries. One customer represented approximately 12% and 14%, of revenues in fiscal 1997 and 1996, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral; however, it maintains a security interest in hardware until payment is received. Credit losses from customers have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

(j) Income Taxes

The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Fair Value of Financial Instruments

The Company discloses estimated fair values for its financial instruments. A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity.

(l) Stock Option Plans

On April 1, 1996, the Company adopted the Financial Accounting Standards Board Statement of Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and later years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(m) Management's Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(n) Effect of New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earning per Share." SFAS No. 128 establishes standards for the computation and presentation of earnings per share for entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires retroactive restatement of all prior period earnings per share data presented. The effect of SFAS No. 128 on the financial periods presented is not material to the Company.

(o) Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

(p) Net Earnings (Loss) Per Share

Net earnings (loss) per share has been computed using the number of shares of common stock and common stock equivalents outstanding, assuming conversion of all outstanding preferred stock to 751,111 shares of common stock. The weighted average number of shares used in computing earnings (loss) per share was 3,391,621 for fiscal 1996 and 4,330,239 for fiscal 1997. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $9 per share during the 12-month period preceding the date of the initial filing of the Company's registration statement have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if they were outstanding for all of 1996 and for the first three quarters of 1997. Subsequent to this period, the weighted average number of shares was based on common stock outstanding and common stock equivalents.

(2) DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of the amount, $200,000 is in the form of an 8%, three-year subordinated note and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. As of March 31, 1997, the Company has determined that an additional provision for loss in the amount of $550,000 is required to reflect the anticipated results from operations and the estimated proceeds from the sale of the database business.

The Company has classified the database and document services businesses as a discontinued operation and has reclassified the prior period statements of operations to reflect this change.

Summary balance sheet data as of March 31, 1997 is as follows:


                                                            (In thousands)

       Current assets..................................       $    1,740
       Property and equipment, net.....................              732
       Other assets....................................              260
                                                              ----------
                 Total assets..........................            2,732
                                                              ----------
       Current liabilities, including provision for
         loss of $1,190................................            2,006
       Noncurrent liabilities..........................               19
                                                              ----------
                 Total liabilities.....................            2,025
                                                              ----------
                 Net assets of business held for sale..       $      707
                                                              ==========

The results of operations for the discontinued businesses for the years ended March 31, 1995, 1996, and 1997 and the were as follows:


                                                             March 31,
                                                    ---------------------------
                                                      1997      1996      1995
                                                    -------   -------   -------
                                                          (In thousands)

Revenues.......................................     $ 8,633   $11,149   $12,010
                                                    =======   =======   =======
Loss from discontinued operations..............        (260)   (1,052)     (681)
Income tax benefit.............................         (96)     (349)     (271)
                                                    -------   -------   -------
   Loss from operations of discontinued
     operations................................        (164)     (703)     (410)
                                                    -------   -------   -------
Loss on disposal...............................     (1,428)      --        --
Income tax benefit.............................       (528)      --        --
                                                    -------   -------   -------
   Loss on disposal, net.......................       (900)      --        --
                                                    -------   -------   -------
Net loss.......................................     $(1,064)  $  (703)  $  (410)
                                                    =======   =======   =======

At March 31, 1997, the database business occupies office space with future minimum lease payments, net of subleases as follows for future fiscal years ending March 31: 1998, $160,000; 1999, $180,000; 2000, $182,000; 2001, $221,000;
2002, $238,000; and 2003, $20,000. Management believes that it will be able to enter into a sublease with respect to the remaining spaces upon divestiture of the database business.

(3) TRADE RECEIVABLES

Trade receivables consist of the following:

                                                        March 31,
                                                     --------------
                                                      1997    1996
                                                     ------  ------
                                                     (In thousands)

        Billed receivables......................     $6,149  $5,211
        Unbilled receivables....................      2,311     951
                                                     ------  -------
                                                      8,460   6,162
        Less allowance for doubtful accounts....         19     244
                                                     ------  ------
                                                     $8,441  $5,918
                                                     ======  ======

All amounts are due within one year. Billings to customers are made in accordance with the terms of the individual contracts.

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              Range of Estimated
                                                  Useful Lives
                                                   (in years)         March 31,
                                              ------------------  --------------
                                                                   1997    1996
                                                                  ------  ------
                                                                  (In thousands)

Computer equipment...........................       3--5          $3,824  $7,092
Office furniture and equipment...............       5--7             926   1,552
Leasehold improvements.......................       3--10            878     665
Automobile...................................         3             --         8
                                              ==================  ------  ------
                                                                   5,628   9,317
Less accumulated depreciation and
  amortization...............................                      2,976   5,738
                                                                  ------  ------
                                                                  $2,652  $3,579
                                                                  ======  ======

(5) PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development and capitalized software development costs for the years ended March 31, 1997, 1996, and 1995 were as follows:

                                                            March 31,
                                                 ------------------------------
                                                   1997       1996       1995
                                                 --------   --------   --------
                                                         (In thousands)

Product development costs incurred.............  $  2,015   $  1,894   $  1,477
Additions to capitalized software development
  costs........................................    (1,789)    (1,712)    (1,429)
                                                 --------   --------   --------
Product development costs charged to general
  and administrative expenses..................  $    226   $    182   $     48
                                                 ========   ========   ========
Amortization of capitalized software
  development costs............................  $  1,161   $  1,184   $    876
                                                 ========   ========   ========

(6) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities for the years ended March 31, 1997 and 1996 consist of the following:

                                                         March 31,
                                                    ------------------
                                                      1997      1996
                                                    -------    -------
                                                      (In thousands)

         Accrued compensation and benefits.....     $   561    $   855
         Other.................................         911        887
                                                    -------    -------
                                                    $ 1,472    $ 1,742
                                                    =======    =======

(7) BANK FINANCING ARRANGEMENTS

Notes payable to bank at March 31, 1996 represented the amounts outstanding under several financing agreements with a bank. The agreements allowed borrowings up to $4,500,000, with interest ranging from 0.5% to 1.25% over the prime rate (8.25% at March 31, 1996).

Long-term debt at March 31, 1996 consisted of a note payable to bank, payable in monthly principal installments of $41,667, maturing in August 1997, bearing interest at a variable rate of prime plus 0.75%.

These agreements were secured by accounts receivable, inventory, office furniture and equipment, an insurance policy on the president of the Company, and limited personal guarantees of the president of the Company.

In June 1996, the Company entered into a loan agreement to secure additional debt of $4,000,000, through a subordinated note payable, $3,350,000 of which was funded as of June 30, 1996 and $650,000 of which was funded August 15, 1996. The loan, which was due and payable on July 1, 2001, bore interest at 13.25% (with an effective interest rate of 19.25%) and required the granting of a security interest in the Company's tangible and intangible assets. In connection with this loan, the Company issued warrants for 138,142 shares of common stock, exercisable at $.01 per share, for which $879,000 of value was ascribed.

The Company used a portion of the net proceeds of its initial public offering to repay the amounts outstanding under its various financing arrangements. The repayment of the subordinated note payable resulted in an extraordinary loss on early extinguishment of debt of $1,180,000 and a related tax benefit of $209,000.

(8) LEASES

The Company is obligated for certain equipment under capital leases which expire in fiscal 1998. Assets capitalized under capital lease obligations and included in property and equipment at March 31, 1997 and 1996 are as follows:

                                                     March 31,
                                                  ---------------
                                                   1997     1996
                                                  ------   ------
                                                  (In thousands)

            Computer equipment................    $  168   $1,163
            Less accumulated amortization.....       124      567
                                                  ------   ------
                                                  $   44   $  596
                                                  ======   ======

The Company has noncancellable operating leases, primarily for office space and computer equipment, that expire through 2003 and provide for purchase or renewal options. During 1991, a partnership, which included the president of the Company, acquired the building where the Company's headquarters are housed. Rent paid to the partnership amounted to $422,600 and $391,484 in 1996 and 1995, respectively. The partnership sold the building to an unrelated party in March 1996.

Total rent expense for operating leases, including contingent rentals, was $578,000 in 1997, $595,000 in 1996, and $520,000 in 1995.

Future minimum lease payments under capital leases and noncancellable operating leases as of March 31, 1997 are as follows:

                                                             Capital   Operating
                                                            ---------  ---------
                                                               (In thousands)

Fiscal Year:
   1998...................................................  $      39  $     514
   1999...................................................         --        467
   2000...................................................         --        465
   2001...................................................         --        421
   2002...................................................         --        413
   Thereafter.............................................         --        206
                                                            ---------  ---------
      Total minimum lease payments........................         39  $   2,486
                                                                       =========
Less amount representing interest.........................          3
                                                            ---------
      Present value of net minimum capital lease
        payments..........................................         36

Less current installments of obligations under capital
  leases..................................................         36
                                                            ---------
      Obligations under capital leases, less current
        installments......................................  $      --
                                                            =========

(9) INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                               March 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       ------   ------   ------
                                                            (In thousands)

Current--federal ....................................  $   --   $   --   $   --

Deferred:
   Federal ..........................................     428       52     (283)
   State and local ..................................      38        5      (45)
                                                       ------   ------   ------
          Income tax expense (benefit) before
            discontinued operations .................     466       57     (328)

Discontinued operations .............................    (624)    (349)    (271)
Extraordinary loss ..................................    (209)    --       --
                                                       ------   ------   ------
          Total income tax (benefit) ................  $ (367)  $ (292)  $ (599)
                                                       ======   ======   ======

Income tax expense (benefit) differed from the amounts computed by applying the federal income tax rate of 34% to earnings (loss) from continuing operations before income tax expense (benefit) as a result of the following:

                                                               March 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       ------   ------   ------
                                                            (In thousands)

Computed  "expected"  tax expense (benefit) .........  $  428   $   61   $ (389)

Increase (decrease) in income taxes resulting from:
   State and local income taxes, net of federal
     income tax benefit..............................      25        3      (30)
   Other, net .......................................      13       (7)      91
                                                       ------   ------   ------
                                                       $  466   $   57   $ (328)
                                                       ======   ======   ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and 1996 are presented below:

                                                                     March 31,
                                                                  --------------
                                                                   1997    1996
                                                                  ------  ------
                                                                  (In thousands)

Deferred tax assets:
   Allowance for doubtful accounts .............................  $   31  $   90
   Valuation allowance on inventory ............................      57      44
   Accrual for compensated absences ............................      42      61
   Accrual for loss on discontinued operations .................     440    --
   Differences in depreciation .................................     108      91
   Differences in expense recognition methods ..................      97      85
   Net operating loss and tax credit carryforwards .............   1,472   1,374
                                                                  ------  ------
           Total deferred tax assets ...........................   2,247   1,745
                                                                  ------  ------

Deferred tax liabilities:
   Differences in capitalized software development cost methods    1,202     905
   Differences in revenue recognition methods ..................      78       9
   Differences in depreciation and amortization ................      84     140
                                                                  ------  ------
           Total deferred tax liabilities ......................   1,364   1,054
                                                                  ------  ------
           Net deferred tax assets .............................  $  883  $  691
                                                                  ======  ======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. TALX Corporation (TALX) and its subsidiaries carry separate tax histories and, as a result, certain net operating loss carryforwards are available to offset future taxable income of TALX. In order to fully realize the deferred tax assets, TALX will need to generate future taxable income of approximately $4,000,000 prior to the expiration of the net operating loss carryforwards in 2012. Taxable income
(loss) of TALX for the years ended March 31, 1997, 1996, and 1995 was $(283,000), $(1,076,000), and $(1,914,000), respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at March 31, 1997.

At March 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $3,500,000, which are available to offset future federal taxable income, if any, through 2012. In addition, the Company has alternative minimum tax credit carryforwards of approximately $39,000, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(10) STOCKHOLDERS' EQUITY

In July 1996, the Company's Board of Directors authorized and amended the Company's articles of incorporation to effect a 1-for-3.5 reverse stock split for each share of common stock and adjusted all outstanding common stock options and warrants accordingly. The Board of Directors also authorized and amended the Company's articles of incorporation to effect a reduction in all series of preferred stock and common stock par value to $.01. All share data presented within the consolidated financial statements have been revised to effect for the reverse stock split and changes in par value.

In July 1996, the Company amended its articles of incorporation to provide that the aggregate number of shares of common stock the Company shall have the authority to issue shall be 30,000,000 shares of Common Stock, par value $.01 per share, and 13,700,000 shares of preferred stock, par value $.01 per share, 8,700,000 shares of which represent the previously designated Series A, B and C convertible preferred stock.

All series of convertible preferred stock were converted into common stock upon completion of the Company's initial public offering. Upon the closing, the Company filed an amendment to its Articles of Incorporation to reduce the number of authorized shares of preferred stock to 5,000,000.

TALX has adopted two incentive stock option plans for employees which provide for the issuance of a maximum of 619,109 shares of common stock. Options are granted by the Board of Directors at prices not less than fair market value as of the date of the grant. Certain options are 100% vested upon grant. The remaining options vest 20% per year and expire six years after the date of the grant. Total shares exercisable at March 31, 1997 were 152,240. Activity under the plan for the three years ended March 31, 1997 is as follows:

                                                         Shares        Price
                                                      -----------   -----------

Outstanding at March 31, 1994 ...................        119,000     $.88--4.38
Granted--1995 ...................................        210,429        3.85
Canceled--1995 ..................................         (6,715)     .88--4.38
                                                      -----------
Outstanding at March 31, 1995 ...................        322,714      .88--4.38
Canceled--1996 ..................................        (22,714)     .88--4.38
Exercised--1996 .................................         (1,714)       4.38
                                                      -----------
Outstanding at March 31, 1996 ...................        298,286      .88--4.38
Granted--1997 ...................................         88,117        7.00
Canceled--1997 ..................................        (14,203)       3.85
Exercised--1997 .................................        (30,989)     .88--7.00
                                                      -----------
Outstanding at March 31, 1997 ...................        341,211     $.88--7.00
                                                      ===========   ===========

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would not have been impacted by a material amount.

The Company made calculations reflecting only options granted in fiscal 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 65%, risk-free interest rate of 6.44%, expected life of 6 years; and an expected dividend yield of 0.0%.

This disclosure is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred or of the future impact or anticipated results of operations of the Company.

During fiscal 1997, the shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. As of March 31, 1997, there were 80,000 shares of common stock reserved for the ESPP and there had been 3,285 shares issued to date.

(11) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for the Company's cash and cash equivalents, short-term investments, trade receivables, income tax refund receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amounts of notes payable to bank, long-term debt, and capital lease obligations approximate fair value because the interest rates vary with or approximate market rates.

(12) EMPLOYEE BENEFIT PLANS

The Company sponsors a profit-sharing/401(k) plan. The plans cover substantially all of the Company's employees. The Company makes contributions to the plans, subject to ERISA limitations, up to 2% of employees' earnings. Total expense under the plans for the years ended March 31, 1997, 1996, and 1995 was $99,895, $90,960, and $81,558, respectively.

(13) COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation matters arising in the normal course of business. In the opinion of Company management, these matters will not have a material adverse effect on the accompanying consolidated financial statements.

(14) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest totaled $438,000, $503,109, and $319,868 for the years ended March 31, 1997, 1996, and 1995, respectively.

Cash paid during the year for income taxes totaled $0, $279, and $53,050 for the years ended March 31, 1997, 1996, and 1995, respectively.

Additions to assets recorded under capital leases for the years ended March 31, 1997, 1996, and 1995 were $0, $51,000, and $568,367, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is contained under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Director Compensation" included in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained under the captions "Common Stock Ownership of Directors, Nominees, and Officers" and "Common Stock Ownership of Certain Benefical Owners," included in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions," included in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements

              See Item 8 - Index to Consolidated Financial Statements

          (2) Financial Statement Schedules

              None; such schedules have been omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

          (3) Exhibits

              See Exhibit Index for the exhibits filed as part of or incorporated by reference into this report.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TALX CORPORATION
                                        (Registrant)

                                        By /s/ William W. Canfield
                                           -------------------------------------
                                                  William W. Canfield
                                              Chairman, President, Chief
                                            Executive Officer and Director

Date: June 27, 1997


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ William W. Canfield    Chairman,  President, Chief             June 27, 1997
-------------------------  Executive Officer and Director
  William W. Canfield      (Principal Executive Officer)

/s/ Richard F. Ford        Director                                June 27, 1997
-------------------------
    Richard F. Ford

/s/ Craig E. LaBarge       Director                                June 27, 1997
-------------------------
    Craig E. LaBarge

/s/ Eugene M. Toombs       Director                                June 27, 1997
-------------------------
    Eugene M. Toombs

/s/ M. Steve Yoakum        Director                                June 27, 1997
-------------------------
     M. Steve Yoakum

/s/ Craig N. Cohen         Chief Financial Officer                 June 27, 1997
-------------------------  (Principal Financial
     Craig N. Cohen        Officer and Principal
                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                           Description
--------------  ----------------------------------------------------------------

2.1* Agreement and Plan of Merger, dated as of July 15, 1996, by and between the Company and Intech Group Inc. +

3.1             Restated Articles of Incorporation of the Company, as amended

3.2             Intentionally Omitted

3.3*            Bylaws of the Company

4.1             See Exhibits 3.1 and 3.2

4.2 Warrant Agreement dated as of October 22, 1996 among the Company, First Albany Corporation and Principal Financial Securities, Inc.

10.1*           TALX Corporation 1988 Incentive Stock Option Plan ++

10.2*           Form of Incentive Stock Option Agreement ++

10.3*           TALX Corporation Amended and Restated 1994 Stock Option Plan ++

10.4*           Form of Non-Qualified Stock Option Agreement ++

10.5*           TALX Corporation 1996 Employee Stock Purchase Plan ++

10.6*           TALX Corporation Outside Directors' Stock Option Plan ++

10.7* Loan and Security Agreement, dated June 28, 1996, by and among TALX Corporation, TALX Information Services Corporation and TALX Document Services Corporation, as borrowers, and Petra Capital, LLC, as lender

10.8*           13.25% $4.0 million Subordinated Promissory Note, dated June 28,
                1996

10.9** Stock Purchase Warrant issued to Petra Capital, LLC and other participants

10.10* Lease dated March 28, 1996 by and between the Company and Stephen C. Murphy, Thomas W. Holley, Arthur S. Margulis and Samuel B. Murphy, Trustee of the Samuel B. Murphy Revocable Living Trust UTA 1/9/91, dba "Adie Road Partnership"

10.11** Lease dated August 23, 1993 by and between the Prudential Insurance Company of America, a New Jersey corporation and EKI Incorporated

Exhibit Number                           Description
--------------  ----------------------------------------------------------------

10.12* Registration Rights Agreement dated March 15, 1994 among the Company, Intech Group Inc. and Intech Partners, L.P.

10.13** Amended and Restated Preferred Stock Purchase Agreement dated December 23, 1988 among the Company, MiTek Industries, Inc., Intech Group Inc., Gateway Venture, Zinsmeyer Trusts Partnership, and Missouri Venture Partners, L.P.

10.14** Securities Purchase Agreement dated November 28, 1990 among the Company, MiTek Industries, Inc., Intech Group Inc., Gateway Venture Partners II, L.P., and Zinsmeyer Trusts Partnership

10.15* Amendment and Waiver Agreement dated as of July 28, 1996 between the Company, Intech Group, Inc., Intech Partners, L.P., MiTek Industries, Inc., Gateway Venture Partners II, L.P., Zinsmeyer Trusts Partnership and the Missouri State Employee's Retirement System.

10.16           Intentionally Omitted

10.17* Variable Rate Note in the principal amount of $1,500,000 dated August 2, 1994 between the Company and Southwest Bank of St. Louis due August 1, 1997

10.18* Line of Credit Note in the principal amount of $4,000,000 dated May 1, 1996 between the Company and Southwest Bank of St. Louis due December 31, 1996

10.19* Debenture Purchase Agreement dated May 11, 1990 among the Company, Intech Group, Inc., MiTek Industries, Inc., Gateway Venture Partners II, L.P., Zinsmeyer Trusts Partnership, H. Richard and Gloria Grodsky, W. Gary and Debra Lowe, Michael and Della Smith and John E. and Janet B. Tubbesing

10.20** First Amendment to the Stock Purchase Warrant issued to Petra Capital, LLC and other participants

10.21***        Employment Agreement between TALX Corporation and Mr. Canfield
                ++

10.22***        Employment Agreement between TALX Corporation and Mr. Tubbesing
                ++

10.23***        Employment Agreement between TALX Corporation and Mr. Smith ++

10.24***        Employment Agreement between TALX Corporation and Mr. Cohen ++

11.1            Statement re Computation of Per Share Earnings

21.1*           Subsidiaries of the Company

Exhibit Number                           Description
--------------  ----------------------------------------------------------------

23.1            Consent of KPMG Peat Marwick LLP

27.1            Financial Data Schedule

---------------

* Incorporated by reference to exhibit with corresponding number to the Company's Registration Statement on Form S-1 (File No. 333-10969)

** Incorporated by reference to exhibit with corresponding number to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-10969)

*** Incorporated by reference to exhibit with corresponding number to Amendment
    No. 2 to the Company's Registration Statement on Form S-1 (File No.
    333-10969)

+ The registrant undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.

++  Represents management contract or compensatory plan or arrangement.