Form 10-Q
period 1997-06-30
TALX CORP
filed 1997-08-12
CIK 917524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Common Stock, par value $.01 per share, outstanding at August 1, 1997: 5,282,984.

Exhibit Index is on page 13.

                        TALX CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1997
        and June 30, 1997                                                      3

        Consolidated Statements of Operations for the Three Months
        Ended June 30, 1996 and 1997                                           4

        Consolidated Statements of Cash Flows for the Three Months
        Ended June 30, 1996 and 1997                                           5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       7-10

                           PART II - OTHER INFORMATION

Item 6. Exhibit(s) and Reports on Form 8-K                                    11

Signatures                                                                    12

                             TALX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (dollars in thousands)
                                        (unaudited)
                                                                       March 31,  June 30,
                                                                         1997       1997
                                                                       --------   --------
                                   ASSETS

Current assets:
     Cash and cash equivalents ......................................  $  1,684   $  2,803
     Short-term investments .........................................     4,117      3,049
     Trade receivables, net .........................................     8,441      8,305
     Inventories ....................................................     1,378      1,448
     Prepaid expenses and other current assets ......................       694        755
     Income tax refund receivable ...................................       195        195
     Deferred tax assets, net .......................................       511        471
                                                                       --------   --------
        Total current assets ........................................    17,020     17,026
Property and equipment, net .........................................     2,652      2,829
Capitalized software development costs, net of amortization of
     $3,683 at March 31, 1997 and $3,531 at June 30, 1997 ...........     3,102      3,165
Net assets of business held for sale ................................       707        707
Deferred tax asset, net .............................................       372        206
Other assets ........................................................       219        342
                                                                       --------   --------
                                                                       $ 24,072   $ 24,275
                                                                       ========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of obligations under capital leases .......  $     36   $     24
     Accounts payable ...............................................     1,145      1,243
     Accrued expenses and other liabilities .........................     1,472      1,613
     Progress billings in excess of work in progress ................        35         18
     Deferred maintenance revenue ...................................       981        637
                                                                       --------   --------
        Total current liabilities ...................................     3,669      3,535
                                                                       --------   --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares and
        no shares issued or outstanding at March 31 and June 30, 1997      --         --
     Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,263,455 shares at March 31, 1997
        and 5,282,984 at June 30, 1997 ..............................        53         53
     Additional paid-in capital .....................................    23,036     23,090
     Accumulated deficit ............................................    (2,686)    (2,403)
                                                                       --------   --------
        Total stockholders' equity ..................................    20,403     20,740
                                                                       --------   --------
                                                                       $ 24,072   $ 24,275
                                                                       ========   ========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                   (unaudited)
                                                      Three Months Ended June 30,
                                                      ---------------------------
                                                          1996           1997
                                                      ------------   ------------
Revenues:
     The Work Number ...............................  $        251   $        777
     Outsourced services ...........................           330            575
     Customer premises systems .....................         2,844          3,074
     Maintenance and support .......................           868            994
                                                      ------------   ------------
        Total revenues .............................         4,293          5,420
                                                      ------------   ------------
Cost of revenues:
     The Work Number ...............................           111            308
     Outsourced services ...........................           128            293
     Customer premises systems .....................         1,447          1,500
     Maintenance and support .......................           237            308
                                                      ------------   ------------
        Total cost of revenues .....................         1,923          2,409
                                                      ------------   ------------
        Gross margin ...............................         2,370          3,011
                                                      ------------   ------------
Operating expenses:
     Selling and marketing .........................         1,369          1,875
     General and administrative ....................           637            766
                                                      ------------   ------------
        Total operating expenses ...................         2,006          2,641
                                                      ------------   ------------
        Operating income ...........................           364            370
                                                      ------------   ------------
Other income (expense), net:
     Interest income ...............................          --               79
     Interest expense ..............................          (116)            (1)
     Other, net ....................................           (24)             1
                                                      ------------   ------------
        Total other income (expense), net ..........          (140)            79
                                                      ------------   ------------
        Earnings from continuing operations
            before income tax expense ..............           224            449
Income tax expense .................................            83            166
                                                      ------------   ------------
        Earnings from continuing operations ........           141            283
                                                      ------------   ------------
Discontinued operations:
     Loss from operation of discontinued operations,
        net of income taxes ........................          (164)          --
     Loss on disposal of discontinued operations,
        net of income taxes ........................          (350)          --
                                                      ------------   ------------
        Loss from discontinued operations,
            net of income taxes ....................          (514)          --
                                                      ------------   ------------
Net earnings (loss) ................................  $       (373)  $        283
                                                      ============   ============

Net earnings (loss) per share:
     Earnings from continuing operations ...........  $       0.04   $       0.05
     Loss from discontinued operations .............         (0.15)          --
                                                      ------------   ------------
     Net earnings (loss) ...........................  $      (0.11)  $       0.05
                                                      ============   ============

See accompanying notes to consolidated financial statements.

                                  TALX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (dollars in thousands)
                                             (unaudited)
                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                            1996           1997
                                                                        ------------   ------------

Cash flows from operating activities:
     Net earnings (loss) .............................................  $       (373)  $        283
     Adjustments to reconcile net earnings (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization ............................           568            611
            Loss on disposal of discontinued operations, net .........           350             --
            Deferred taxes ...........................................           (13)           166
            Change in assets and liabilites:
                Trade receivables ....................................          (558)           136
                Inventories ..........................................           120            (70)
                Prepaid expenses and other current assets ............           (57)           (21)
                Other assets .........................................          (293)          (123)
                Accounts payable .....................................           134             98
                Accrued expenses and other liabilities ...............           266            141
                Progress billings in excess of work in progress, net .          (178)           (17)
                Deferred maintenance revenue .........................          (401)          (344)
                                                                        ------------   ------------
                   Net cash provided by (used in) operating activities          (435)           860
                                                                        ------------   ------------
Cash flows from investing activities:
     Additions to property and equipment .............................          (146)          (396)
     Capitalized software development costs ..........................          (477)          (455)
     Maturities of short-term investments ............................            --          1,068
                                                                        ------------   ------------
                   Net cash provided by (used in) investing activities          (623)           217
                                                                        ------------   ------------
Cash flows from financing activities
     Change in notes payable to bank .................................        (1,847)            --
     Borrowings of subordinated notes payable and issuance
        of warrants ..................................................         3,350             --
     Repayments on long-term debt ....................................          (125)            --
     Repurchase of common and preferred stock ........................            (1)            --
     Issuance of common stock ........................................            --             54
     Payments on capitalized lease obligations .......................           (57)           (12)
                                                                        ------------   ------------
                   Net cash provided by financing activities .........         1,320             42
                                                                        ------------   ------------
                   Net increase in cash and cash equivalents .........           262          1,119
Cash and cash equivalents at beginning of period .....................            56          1,684
                                                                        ------------   ------------
Cash and cash equivalents at end of period ...........................  $        318   $      2,803
                                                                        ============   ============

See accompanying notes to consolidated financial statements.

                                TALX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1997 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1997.

2.       NET EARNINGS (LOSS) PER SHARE

         Net earnings (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. The number of shares used in computing net earnings per share was 5,440,799 for the three months ended June 30, 1997. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $9 per share during the 12-month period preceding the date of the initial filing of the Company's registration statement have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if they were outstanding for the first three quarters of fiscal 1997. Subsequent to this period, the weighted average number of shares was based on common stock outstanding and common stock equivalents.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues are derived from interactive communications, which consist of The Work Number, outsourced services, the sale of customer premises systems and maintenance and support services related to those systems.

The Work Number service is still in the early stage of its life cycle. Accordingly, it is difficult to draw meaningful relationships between revenues recognized to date, or in a given quarter, and the corresponding number of employers that have contracted for the service or the number of employment records covered by the service. Revenues derived from The Work Number include fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of salary history of participating employers' current and former employees, ongoing maintenance fees charged to employers and one-time conversion fees from new employers. The lag between the time an employer enters into an agreement with the Company for The Work Number and the time the employer converts its records to the service and begins to routinely refer inquiries to The Work Number can distort normal quarter to quarter revenue comparisons early in the service's life cycle. Further, revenues to date reflect the relatively large percentage of conversion fees recognized early in the service's life cycle as compared to fees from verifications, which can also distort normal quarter to quarter revenue comparisons at this stage of the service's life cycle. The Company expects that over time fees from verifications will be a greater percentage of The Work Number revenues than they have been historically. Additionally, due to the early stage of the service and the attendant start-up costs, it is difficult to draw meaningful relationships between historical gross margins and gross margins that may be realized in the future. The future success of this branded service is contingent upon a number of factors, including, without limitation, increased acceptance and usage of the service.

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

The Company's outsourced services business provides interactive communication services to organizations that choose not to purchase a customer premises system. The Company maintains a system on its premises that contains a customer database and receives incoming requests for access to the information. Revenues from outsourced services include fees derived from the establishment of the service and transaction-based fees.

In addition to providing interactive communication systems, the Company has historically provided database and document services. Database services include sales leads and pre-press services for directory publishers, and document services include the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. Revenues from database and document services are recognized as the services are performed through progress billings. These customers' contracts cover periods generally from one to six months, and progress billings are made in accordance with individual customer contract terms. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. In January 1997, the document services business was sold.

This discussion and analysis contains certain statements that may be considered forward looking statements ("Forward Looking Statements") within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the Forward Looking Statements as a result of risks facing the Company. Such risks include, but are not limited to, the

Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, the successful divestiture of the remaining assets of the discontinued operations, intense competition in the interactive web and interactive voice response industry, dependence on certain strategic marketing alliances, risks associated with rapid technological change, a lengthy sales cycle and other factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.

                                                                    Percentage
                                                                     Increase
                                                                   Three Months
                                               Three Months       Ended June 30,
                                              Ended June 30,      1997 over 1996
                                          ----------------------  --------------
                                              1996       1997
                                          ----------  ----------

Statement of Operations Data:
  Revenues
    The Work Number ....................        5.8%       14.4%          209.6%
    Outsourced services ................        7.7        10.6            74.2
    Customer premises systems ..........       66.3        56.7             8.1
    Maintenance and support ............       20.2        18.3            14.5
                                          ----------  ----------
        Total revenues .................      100.0       100.0            26.3
                                          ----------  ----------
  Cost of revenues
    The Work Number ....................        2.6         5.7           177.5
    Outsourced services ................        3.0         5.4           128.9
    Customer premises systems ..........       33.7        27.7             3.7
    Maintenance and support ............        5.5         5.7            30.0
                                          ----------  ----------
        Total cost of revenues .........       44.8        44.5            25.3
                                          ----------  ----------
               Gross margin ............       55.2        55.5            27.0
                                          ----------  ----------
  Operating expenses
    Selling and marketing ..............       31.9        34.6            37.0
    General and administrative .........       14.8        14.1            20.3
                                          ----------  ----------

        Total operating expenses .......       46.7        48.7            31.7
                                          ----------  ----------
               Operating income ........        8.5         6.8             1.6
  Other income (expense), net ..........       (3.3)        1.5               *
                                          ----------  ----------
  Earnings from continuing operations
    before income tax expense ..........        5.2         8.3           100.4
  Income tax expense ...................        1.9         3.1           100.4
                                          ----------  ----------
  Earnings  from continuing operations .        3.3         5.2           100.4
  Discontinued operations, net .........      (12.0)        --                *
                                          ----------  ----------
    Net earnings (loss) ................       (8.7)%       5.2%              *
                                          ==========  ==========
---------------
* Not meaningful


THREE MONTHS ENDED JUNE 30, 1996 AND 1997

REVENUES. Total revenues increased by 26.3%, from $4.3 million for the three months ended June 30, 1996 to $5.4 million for the three months ended June 30, 1997. Revenues from The Work Number increased 209.6% from $251,000 for the three months ended June 30, 1996 to $777,000 for the three months ended June 30, 1997, due to the expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased 74.2% from $330,000 for the three months ended June 30, 1996 to $575,000 for the three months ended June 30, 1997, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased 8.1% from $2.8 million for the three months ended June 30, 1996 to $3.1 million for the three months ended June 30, 1997. This revenue growth is due to increases in sales and marketing resources and the development of strategic marketing alliances, reflecting the Company's efforts to increase historic revenue generation. Revenues from maintenance and support related to the customer premises systems increased 14.5% from $868,000 for the three months ended June 30, 1996 to $994,000 for the three months ended June 30, 1997, reflecting the support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 25.3%, from $2.4 million for the three months ended June 30, 1996 to $3.0 million for the three months ended June 30, 1997. Cost of revenues from The Work Number increased 177.5% from $111,000 for the three months ended June 30, 1996 to $308,000 for the three months ended June 30, 1997, due to the revenue growth of the service. Due to the relatively early stage of the service in its life cycle, it is difficult to draw meaningful relationships between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 128.9%, from $128,000 for the three months ended June 30, 1996 to $293,000 for the three months ended June 30, 1997. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs as the Company increased staffing to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 3.7%, from $1.4 million for the three months ended June 30, 1996 to $1.5 million for the three months ended June 30, 1997. This increase in cost is attributable to the revenue growth described above. Cost of revenues from maintenance and support related to customer premises systems increased by 30.0%, from $237,000 for the three months ended June 30, 1996 to $308,000 for the three months ended June 30, 1997, due to the revenue growth and an increase in personnel costs to provide a higher level of customer service.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 37.0% from $1.4 million for the three months ended June 30, 1996 to $1.9 million for the three months ended June 30, 1997. As a percentage of revenues, such expenses increased from 31.9% for the three months ended June 30, 1996 to 34.6% for the three months ended June 30, 1997. The increase reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 20.3% from $637,000 for the three months ended June 30, 1996 to $766,000 for the three months ended June 30, 1997. This increase reflects the expansion of the Company's infrastructure to respond to increased levels of revenues. As a percentage of revenues, such expenses decreased from 14.8% for the three months ended June 30, 1996 to 14.1% for the three months ended June 30, 1997. This reflects a better leveraging of fixed costs as the Company's revenue increases. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods.

OTHER INCOME (EXPENSE), NET. Interest income was $79,000 for the three months ended June 30, 1997, due to the investment income earned on the Company's invested funds. Interest expense decreased from $116,000 for the three months ended June 30, 1996 to $1,000 for the three months ended June 30, 1997. This decrease is due to the Company repaying most of its outstanding borrowings in fiscal 1997 with the proceeds of its initial public offering.

INCOME TAX EXPENSE. The Company's effective income tax rate was 37.0% for the three months ended June 30, 1996 and 37.0% for the three months ended June 30, 1997.


DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 is in the form of a subordinated note, and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. At March 31, 1997, the Company determined that an additional provision for loss in the amount of $550,000 was required to reflect the anticipated results from operations and the estimated proceeds from the sale of the database business. The Company anticipates disposition of the remaining operations through sale during fiscal 1998.

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

The Company had a current ratio of 0.87 to 1, 4.64 to 1 and 4.82 to 1 at March 31, 1996, March 31, 1997 and June 30, 1997, respectively. The Company's working capital was $(1,261,000), $13,351,000 and $13,491,000 at March 31, 1996, March
31, 1997 and June 30, 1997, respectively. Total working capital increased in fiscal 1997 principally due to the net proceeds from the initial public offering. Total working capital increased during the three months ended June 30, 1997 due principally to current year earnings.

The Company's accounts receivable decreased from $8,441,000 at March 31, 1997 to $8,305,000 at June 30, 1997. The decrease is due to improved collections of accounts receivable offset by increased revenues in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 189% of revenues at March 31, 1997 to 153% of revenues at June 30, 1997.

The Company's capital expenditures were $1,550,000 in fiscal 1997. At June 30, 1997, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases. The Company believes that its working capital, together with its anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

The Company's net increase to capitalized software development costs was $481,000 in fiscal 1997 and $63,000 in the first three months of fiscal 1998. See Notes 1 and 5 of Notes to Consolidated Financial Statements. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1998.


RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earning per Share." SFAS No. 128 established standards for the computation and presentation of earnings per share for entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 and requires retroactive restatement of all prior period earnings per share data presented. The effect of SFAS No. 128 on the financial periods presented is not material to the Company.

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

                                        TALX CORPORATION
                                        (Registrant)

Date: August 12, 1997                   By   /s/ William W. Canfield
                                             -----------------------------------
                                                     William W. Canfield
                                                   Chairman, President and
                                                   Chief Executive Officer

Date: August 12, 1997                   By   /s/  Craig N. Cohen
                                             -----------------------------------
                                                        Craig N. Cohen
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number  Description
--------------  ----------------------------------------------------------------

3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-21465))

3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-21465))

11              Computation of Earnings Per Share

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)