Form 10-Q
period 1997-09-30
TALX CORP
filed 1997-11-14
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                              --------------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    ---------------------------

                        Commission file number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)

                 MISSOURI                                43-0988805
-----------------------------------------  -------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

   1850 Borman Ct., St. Louis, Missouri                    63146
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          314-434-0046
                                                     ---------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of Common Stock, par value $.01 per share, outstanding at November 1, 1997: 5,289,949.

Exhibit Index is on page 13.

                        TALX CORPORATION AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION
                                                                       PAGE NO.
                                                                       --------
Item 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 1997
         and September 30, 1997                                           3

         Consolidated Statements of Operations for the Three Months
         and Six Months Ended September 30, 1996 and 1997                 4

         Consolidated Statements of Cash Flows for the Six Months
         Ended September 30, 1996 and 1997                                5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   7-12

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders            13

Item 6.  Exhibit(s) and Reports on Form 8-K                               13

Signatures                                                                14

                       TALX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)

                                                                                MARCH 31,          SEPT. 30,
                                                                                  1997               1997
                                                                                --------           --------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 1,684            $ 1,122
  Short-term investments                                                          4,117              3,062
  Trade receivables, net                                                          8,441              9,697
  Inventories                                                                     1,378              1,489
  Prepaid expenses and other current assets                                         694                672
  Income tax refund receivable                                                      195                195
  Deferred tax assets, net                                                          511                210
                                                                                -------            -------
     Total current assets                                                        17,020             16,447
Property and equipment, net                                                       2,652              3,243
Capitalized software development costs, net of amortization of
  $3,683 at March 31, 1997 and $3,944 at September 30, 1997                       3,102              3,334
Net assets of business held for sale                                                707                707
Deferred tax asset, net                                                             372                206
Other assets                                                                        219                767
                                                                                -------            -------
                                                                                $24,072            $24,704
                                                                                =======            =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of obligations under capital leases                      $    36            $    18
  Accounts payable                                                                1,145              1,395
  Accrued expenses and other liabilities                                          1,472              1,486
  Progress billings in excess of work in progress                                    35                 49
  Deferred maintenance revenue                                                      981                547
                                                                                -------            -------
     Total current liabilities                                                    3,669              3,495
                                                                                -------            -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares and
     no shares issued or outstanding at March 31 and September 30, 1997            -                  -
  Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,263,455 shares at March 31, 1997
      and 5,289,949 at September 30, 1997                                            53                 53
  Additional paid-in capital                                                     23,036             23,115
  Accumulated deficit                                                            (2,686)            (1,959)
                                                                                -------            -------
      Total stockholders' equity                                                 20,403             21,209
                                                                                -------            -------
                                                                                $24,072            $24,704
                                                                                =======            =======

See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                  (unaudited)

                                                        THREE MONTHS ENDED SEPT. 30,   SIX MONTHS ENDED SEPT. 30,
                                                        ---------------------------    -------------------------
                                                            1996         1997             1996            1997
                                                           -------      -------         -------         -------
Revenues:
   The Work Number                                         $   332      $   934         $   583         $ 1,711
   Outsourced services                                         660          895             990           1,470
   Customer premises systems                                 2,643        3,178           5,487           6,252
   Maintenance and support                                     916        1,012           1,784           2,006
                                                           -------      -------         -------         -------
      Total revenues                                         4,551        6,019           8,844          11,439
                                                           -------      -------         -------         -------
Cost of revenues:
   The Work Number                                             137          416             248             724
   Outsourced services                                         215          526             343             819
   Customer premises systems                                 1,325        1,512           2,772           3,012
   Maintenance and support                                     244          305             481             613
                                                           -------      -------         -------         -------
      Total cost of revenues                                 1,921        2,759           3,844           5,168
                                                           -------      -------         -------         -------
      Gross margin                                           2,630        3,260           5,000           6,271
                                                           -------      -------         -------         -------
Operating expenses:
   Selling and marketing                                     1,509        1,869           2,878           3,744
   General and administrative                                  658          756           1,295           1,522
                                                           -------      -------         -------         -------
      Total operating expenses                               2,167        2,625           4,173           5,266
                                                           -------      -------         -------         -------
      Operating income                                         463          635             827           1,005
                                                           -------      -------         -------         -------
Other income (expense), net:
   Interest income                                               -           71               -             150
   Interest expense                                           (262)          (1)           (378)             (2)
   Other, net                                                   (2)           -             (26)              1
                                                           -------      -------         -------         -------
      Total other income (expense), net                       (264)          70            (404)            149
                                                           -------      -------         -------         -------
      Earnings from continuing operations
        before income tax expense                              199          705             423           1,154
Income tax expense                                              74          261             157             427
                                                           -------      -------         -------         -------
      Earnings from continuing operations                      125          444             266             727
                                                           -------      -------         -------         -------
Discontinued operations:
   Loss from operation of discontinued operations,
      net of income taxes                                        -            -            (164)              -
      Loss on disposal of discontinued operations,
        net of income taxes                                      -            -            (350)              -
                                                           -------      -------         -------         -------
        Loss from discontinued operations,
          net of income taxes                                    -            -            (514)              -
                                                           -------      -------         -------         -------
Net earnings (loss)                                        $   125      $   444         $  (248)        $   727
                                                           =======      =======         =======         =======

Net earnings (loss) per share:
   Earnings from continuing operations                     $  0.04      $  0.08         $  0.08         $  0.13
   Loss from discontinued operations                             -            -           (0.15)              -
                                                           -------      -------         -------         -------
   Net earnings (loss)                                     $  0.04      $  0.08         $ (0.07)        $  0.13
                                                           =======      =======         =======         =======


See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                       -----------------------------
                                                                              1996       1997
                                                                            -------     -------
Cash flows from operating activities:
   Net earnings (loss)
                                                                            $  (248)    $   727
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                          1,292       1,276
       Loss on disposal of discontinued operations, net                         158           -
       Deferred taxes                                                           (49)        427
       Change in assets and liabilites:
          Trade receivables                                                  (2,225)     (1,256)
          Inventories                                                          (137)       (111)
          Prepaid expenses and other current assets                             166          62
          Other assets                                                         (389)       (548)
          Accounts payable                                                       82         250
          Accrued expenses and other liabilities                                337          14
          Progress billings in excess of work in progress, net                 (220)         14
          Deferred maintenance revenue                                          192        (434)
                                                                            -------     -------
             Net cash provided by (used in) operating activities             (1,041)        421
                                                                            -------     -------
Cash flows from investing activities:
   Additions to property and equipment                                         (814)     (1,062)
   Capitalized software development costs                                      (902)     (1,037)
   Maturities of short-term investments                                           -       1,055
                                                                            -------     -------
             Net cash provided by (used in) investing activities             (1,716)     (1,044)
                                                                            -------     -------
Cash flows from financing activities
   Change in notes payable to bank                                             (953)          -
   Borrowings of subordinated notes payable and issuance
     of warrants                                                              4,000           -
   Repayments on long-term debt                                                (250)          -
   Repurchase of common and preferred stock                                      (1)          -
   Issuance of common stock                                                      42          79
   Payments on capitalized lease obligations                                   (110)        (18)
                                                                            -------     -------
             Net cash provided by financing activities                        2,728          61
                                                                            -------     -------
             Net decrease in cash and cash equivalents                          (29)       (562)
Cash and cash equivalents at beginning of period                                 56       1,684
                                                                            -------     -------
Cash and cash equivalents at end of period                                  $    27     $ 1,122
                                                                            =======     =======

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1997 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1997.


2.       NET EARNINGS (LOSS) PER SHARE

         Net earnings (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. The number of shares used in computing net earnings per share was 5,481,736 for the six months ended September 30, 1997. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $9 per share during the 12-month period preceding the date of the initial filing of the Company's registration statement have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if they were outstanding for the first three quarters of fiscal 1997. Subsequent to this period, the weighted average number of shares was based on common stock outstanding and common stock equivalents.

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

This discussion and analysis contains certain statements that may be considered forward looking statements ("Forward Looking Statements") within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the Forward Looking Statements as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, the successful divestiture of the remaining assets of the discontinued operations, intense competition in the interactive web and interactive voice response industry, dependence on certain strategic marketing alliances, risks associated with rapid technological change, a lengthy sales cycle and other factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company does not undertake any obligation to release publicly any revisions to Forward Looking Statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.


                                                                                              Percentage Increase
                                                                                        -----------------------------------
                                                 Three Months           Six Months       Three Months          Six Months
                                                Ended Sept. 30,       Ended Sept. 30,   Ended Sept. 30       Ended Sept. 30,
                                               ----------------      ----------------      1997 over            1997 over
                                               1996        1997       1996      1997         1996                 1996
                                               ----        ----       ----      ----         ----                 ----

STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                        7.3%      15.5%       6.6%      15.0%       181.3%             193.5%
         Outsourced services                   14.5       14.9       11.2       12.9         35.6               48.5
         Customer premises systems             58.1       52.8       62.0       54.6         20.2               13.9
         Maintenance and support               20.1       16.8       20.2       17.5         10.5               12.4
                                              -----      -----      -----      -----
              Total revenues                  100.0      100.0      100.0      100.0         32.3               29.3
                                              -----      -----      -----      -----
     Cost of revenues
         The Work Number                        3.0        6.9        2.8        6.3        203.6              191.9
         Outsourced services                    4.7        8.7        3.9        7.2        144.7              138.8
         Customer premises systems             29.1       25.1       31.3       26.3         14.1                8.7
         Maintenance and support                5.4        5.1        5.5        5.4         25.0               27.4
                                              -----      -----      -----      -----
              Total cost of revenues           45.2       45.8       43.5       45.2         43.6               34.4
                                              -----      -----      -----      -----
     Gross Margin                              57.8       54.2       56.5       54.8         24.0               25.4
                                              -----      -----      -----      -----
     Operating expenses
         Selling and marketing                 33.1       31.1       32.5       32.7         23.9               30.1
         General and administrative            14.5       12.6       14.6       13.3         14.9               17.5
                                              -----      -----      -----      -----
              Total operating expenses         47.6       43.7       47.1       46.0         21.1               26.2
                                              -----      -----      -----      -----
     Operating income                          10.2       10.5        9.4        8.8         37.1               21.5
     Other income (expense), net               (5.8)       1.2       (4.6)       1.3          *                  *
                                              -----      -----      -----      -----
     Earnings from continuing operations
         before income tax expense              4.4       11.7        4.8       10.1        254.3              172.8
     Income tax expense                         1.6        4.3        1.8        3.7        252.7              172.8
                                              -----      -----      -----      -----
     Earnings (loss) from continuing
         operations                             2.8        7.4        3.0        6.4        255.2              173.3%
     Discontinued operations, net               0.0        0.0     (5.8)         0.0          -                  *
                                              -----      -----      -----      -----
     Net earnings (loss)                        2.8%       7.4%    (2.8)%        6.4%       255.2%               *
                                              =====      =====      =====      =====


     * Not meaningful



Three Months Ended September 30, 1996 and 1997

Revenues. Total revenues increased by 32.3%, from $4.6 million for the three months ended September 30, 1996 to $6.0 million for the three months ended September 30, 1997. Revenues from The Work Number increased 181.3% from $332,000 for the three months ended September 30, 1996 to $934,000 for the three months ended September 30, 1997, due to the expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased by 35.6% from $660,000 for the three months ended September 30, 1996 to $895,000 for the three months ended September 30, 1997, due to the Company capitalizing on the trend of some corporations to outsource their non- core functions. Revenues from customer premises systems increased 20.2% from $2.6 million for the three months ended September 30, 1996 to $3.2 million for the three months ended September 30, 1997. The revenue growth is due to increases in sales and marketing resources and the development of strategic marketing alliances. Revenues from maintenance and support related to the customer premises systems increased by 10.5%, from $916,000 for the three months ended September 30, 1996 to $1.0 million for the three months ended September 30, 1997, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 43.6%, from $1.9 million for the three months ended September 30, 1996 to $2.8 million for the three months ended September 30, 1997. Cost of revenues from The Work Number increased by 203.6% from $137,000 for the three months ended September 30, 1996 to $416,000 for the three months ended September 30, 1997, due to the revenue growth of this service. Due to the early stage of the service in its life cycle, it is difficult to draw meaningful relationships between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 144.7%, from $215,000 for the three months ended September 30, 1996 to $526,000 for the three months ended September 30, 1997. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 14.1%, from $1.3 million for the three months ended September 30, 1996 to $1.5 million for the three months ended September 30, 1997. This increase in cost is attributable to the revenue growth describe above. Cost of revenues from maintenance and support related to customer premises systems increased by 25.0%, from $244,000 for the three months ended September 30, 1996 to $305,000 for the three months ended September 30, 1997, principally due to revenue growth and an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 23.9% from $1.5 million for the three months ended September 30, 1996 to $1.9 million for the three months ended September 30, 1997. As a percentage of revenues, such expenses decreased from 33.1% for the three months ended September 30, 1996 to 31.1% for the three months ended September 30, 1997. The increase in dollar amount reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses increased 14.9% from $658,000 for the three months ended September 30, 1996 to $756,000 for the three months ended September 30, 1997. As a percentage of revenues, such expenses decreased from 14.5% for the three months ended September 30, 1996 to 12.6% for the three months ended September 30, 1997. This reflects a better leveraging of fixed costs as the Company's revenue increases. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods.

Other Income (Expense), net. Interest income was $71,000 for the three months ended September 30, 1997, which represents investment income on the Company's invested funds. Interest expense decreased from $262,000 for the three months ended September 30, 1996 to $1,000 for the three months ended September 30, 1997. This decrease is due to the Company's repayment of most of its outstanding borrowings on October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 37.1% for the three months ended September 30, 1996 and 37.0% for the three months ended September 30, 1997.

Six Months Ended September 30, 1996 and 1997

Revenues. Total revenues increased by 29.3%, from $8.8 million for the six months ended September 30, 1996 to $11.4 million for the six months ended September 30, 1997. Revenues from The Work Number increased by 193.5%, from $583,000 for the six months ended September 30, 1996 to $1.7 million for the six months ended September 30, 1997, due to the expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased by 48.5%, from $990,000 for the six months ended September 30, 1996 to $1.5 million for the six months ended September 30, 1997, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased by 13.9%, from $5.5 million for the six months ended September 30, 1996 to $6.3 million for the six months ended September 30, 1997. The revenue growth is due to increases in sales and marketing resources and the development of strategic marketing alliances. Revenues from maintenance and support related to the customer premises systems increased by 12.4%, from $1.8 million for the six months ended September 30, 1996 to $2.0 million for the six months ended September 30, 1997, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 34.4%, from $3.8 million for the six months ended September 30, 1996 to $5.2 million for the six months ended September 30, 1997. Cost of revenues from The Work Number increased by 191.9%, from $248,000 for the six months ended September 30, 1996 to $724,000 for the six months ended September 30, 1997, due to the revenue growth of this service. Due to the early stage of the service in its life cycle, it is difficult to draw meaningful relationships between historical gross margins and gross margins that may be realized in the future. Cost of revenues from outsourced services increased by 138.8%, from $343,000 for the six months ended September 30, 1996 to $819,000 for the six months ended September 30, 1996. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 8.7%, from $2.8 million for the six months ended September 30, 1996 to $3.0 million for the six months ended September 30, 1997. This increase in cost is attributable to the revenue growth described above. Cost of revenues from maintenance and support related to customer premises systems increased by 27.4%, from $481,000 for the six months ended September 30, 1996 to $613,000 for the six months ended September 30, 1997, principally due to an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 30.1% from $2.9 million for the six months ended September 30, 1996 to $3.7 million for the six months ended September 30, 1997. As a percentage of revenues, such expenses increased from 32.5% for the six months ended September 30, 1996 to 32.7% for the six months ended September 30, 1997. The increase reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses increased 17.5% from $1.3 million for the six months ended September 30, 1996 to $1.5 million for the six months ended September 30, 1997. As a percentage of revenues, such expenses decreased from 14.6% for the six months ended September 30, 1996 to 13.3% for the six months ended September 30, 1997.This reflects a better leveraging of fixed costs as the Company's revenue increases. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods.

Other Income (Expense), net. Interest income was $150,000 for the six months ended September 30, 1997, which represents investment income on the Company's invested funds. Interest expense decreased from $378,000 for the six months ended September 30, 1996 to $2,000 for the six months ended September 30, 1997. This decrease is due to the Company's repayment of most of its outstanding borrowings on October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 37.1% for the six months ended September 30, 1996 and 37.0% for the six months ended September 30, 1997.

DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 was in the form of a subordinated note, and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. At March 31, 1997, the Company determined that an additional provision for loss in the amount of $550,000 was required to reflect the anticipated results from operations and the estimated proceeds from the sale of the database business. The Company anticipates disposition of the remaining operations through sale during fiscal 1998.

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

The Company had a current ratio of 0.87 to 1, 4.64 to 1 and 4.71 to 1 at March 31, 1996, March 31, 1997 and September 30, 1997, respectively. The Company's working capital was $(1,261,000), $13,351,000 and $12,952,000 at March 31, 1996,
March 31, 1997 and September 30, 1997, respectively. Total working capital increased in fiscal 1997 principally due to the net proceeds from the initial public offering. Total working capital decreased during the six months ended September 30, 1997 due to current year earnings offset by capital additions.

The Company's accounts receivable increased from $8,441,000 at March 31, 1997 to $9,697,000 at September 30, 1997. The increase is due to increased revenues in the second quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 189% of revenues at March 31, 1997 to 161% of revenues at September 30, 1997.

The Company's capital expenditures were $1,550,000 in fiscal 1997 and $1,062,000 for the first six months of fiscal 1998. At September 30, 1997, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases. The Company believes that its working capital, together with its anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

The Company's net increase to capitalized software development costs was $481,000 in fiscal 1997 and $232,000 in the first six months of fiscal 1998. See Notes 1 and 5 of Notes to Consolidated Financial Statements. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1998.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation and presentation of earnings per share for entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 and requires retroactive restatement of all prior period earnings per share data presented. The effect of SFAS No.
128 on the financial periods presented is not material to the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

(a) The annual meeting of shareholders of the Company was held at 2:00 p.m., local time, on Thursday, August 21, 1997, in St. Louis, Missouri.

(b)      The Company's stockholders voted on the following matters:

         Election of Directors - The following persons were the nominees of the Board of Directors who were elected as directors at the annual meeting:
         Eugene M. Toombs and Steve Yoakum. The number of votes cast for the election of each of the nominees for director, and the number of votes withheld, were as follows: 4,173,602 votes for the election of Eugene
         M. Toombs, with 12,100 votes withheld and 4,173,456 votes for the election of Steve Yoakum, with 12,246 votes withheld.

         Ratification of Selection of Independent Auditors - The stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 1998. 4,179,410 votes were cast in favor of the appointment, 2,300 votes were cast against, and there were 3,992 abstentions.

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


                                         TALX CORPORATION
                                           (Registrant)


Date: November 14, 1997                  By           /s/ William W. Canfield
                                            ------------------------------------
                                                  William W. Canfield
                                                  Chairman, President and
                                                  Chief Executive Officer


Date:  November 14, 1997                 By          /s/  Craig N. Cohen
                                            ------------------------------------
                                                  Craig N. Cohen
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit
 Number                     Description
 -------                    -----------

  3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-21465))

  3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-10969))

  11       Statement Regarding Computation of Earnings Per Share

  27       Financial Data Schedule
           (provided for the information of the Securities and Exchange Commission only)