Form 10-Q
period 1997-12-31
TALX CORP
filed 1998-02-13
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1997
                               ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

                      Commission file number     000-21465
                                             -----------------

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)

         MISSOURI                                         43-0988805
---------------------------------         --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1850 Borman Ct., St. Louis, Missouri                           63146
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   314-434-0046
                                                   -----------------------------

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

Shares of Common Stock, par value $.01 per share, outstanding at February 1, 1998: 5,305,084.

Exhibit Index is on page 15.

                       TALX CORPORATION AND SUBSIDIARIES


                        PART I - FINANCIAL INFORMATION

                                                                      PAGE NO.
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1997
         and December 31, 1997                                            3

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended December 31, 1996 and 1997                 4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended December 31, 1996 and 1997                                 5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               13

Item 2.  Changes in Securities and Use of Proceeds                       13

Item 3.  Defaults Upon Senior Securities                                 13

Item 4.  Submission of Matters to a Vote of Securities Holders           13

Item 5.  Other Information                                               13

Item 6.  Exhibits and Reports on Form 8-K                                13

Signatures                                                               14

                       TALX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)

                                                                           MARCH 31,        DEC. 31,
                                                                              1997            1997
                                                                        --------------  --------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                             $        1,684  $        1,497
  Short-term investments                                                         4,117           1,026
  Trade receivables, net                                                         8,441          10,350
  Inventories                                                                    1,378           1,515
  Prepaid expenses and other current assets                                        694             858
  Income tax refund receivable                                                     195             195
  Deferred tax assets, net                                                         511             288
                                                                        --------------  --------------
    Total current assets                                                        17,020          15,729
Property and equipment, net                                                      2,652           3,656
Capitalized software development costs, net of amortization of
  $3,683 at March 31, 1997 and $4,360 at December 31, 1997                       3,102           3,617
Net assets of business held for sale                                               707             707
Deferred tax asset, net                                                            372             206
Other assets                                                                       219             948
                                                                        --------------  --------------
                                                                        $       24,072  $       24,863
                                                                        ==============  ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of obligations under capital leases              $           36  $         -
  Accounts payable                                                               1,145           1,000
  Accrued expenses and other liabilities                                         1,472           1,615
  Progress billings in excess of work in progress                                   35              93
  Deferred maintenance revenue                                                     981           1,011
                                                                        --------------  --------------
    Total current liabilities                                                    3,669           3,719
                                                                        --------------  --------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares and
    no shares issued or outstanding at March 31 and December 31, 1997             -               -
  Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,263,455 shares at March 31, 1997
    and 5,305,084 at December 31, 1997                                              53              53
  Additional paid-in capital                                                    23,036          23,182
  Accumulated deficit                                                           (2,686)         (2,091)
                                                                        --------------  --------------
    Total stockholders' equity                                                  20,403          21,144
                                                                        --------------  --------------
                                                                        $       24,072  $       24,863
                                                                        ==============  ==============

See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                  (unaudited)

                                                       Three Months Ended Dec. 31,         Nine Months Ended Dec. 31,
                                                      ----------------------------        -----------------------------
                                                         1996           1997                  1996            1997
                                                         ----           ----                  ----            ----
Revenues:
  The Work Number                                     $        449   $       1,151        $       1,032   $       2,862
  Outsourced services                                          801           1,043                1,791           2,513
  Customer premises systems                                  2,972           2,376                8,459           8,628
  Maintenance and support                                      852           1,022                2,636           3,028
                                                      ------------   -------------        -------------   -------------
    Total revenues                                           5,074           5,592               13,918          17,031
                                                      ------------   -------------        -------------   -------------
Cost of revenues:
  The Work Number                                              171             496                  419           1,220
  Outsourced services                                          292             604                  635           1,423
  Customer premises systems                                  1,497           1,590                4,269           4,602
  Maintenance and support                                      255             324                  736             937
                                                      ------------   -------------        -------------   -------------
    Total cost of revenues                                   2,215           3,014                6,059           8,182
                                                      ------------   -------------        -------------   -------------
    Gross margin                                             2,859           2,578                7,859           8,849
                                                      ------------   -------------        -------------   -------------
Operating expenses:
  Selling and marketing                                      1,550           1,848                4,428           5,592
  General and administrative                                   680             916                1,975           2,438
                                                      ------------   -------------        -------------   -------------
    Total operating expenses                                 2,230           2,764                6,403           8,030
                                                      ------------   -------------        -------------   -------------
    Operating income (loss)                                    629            (186)               1,456             819
                                                      ------------   -------------        -------------   -------------
Other income (expense), net:
  Interest income                                               72              51                   72             201
  Interest expense                                             (53)              -                 (436)             (2)
  Other, net                                                   (39)            (74)                 (60)            (73)
                                                      ------------   -------------        -------------   -------------
    Total other income (expense), net                          (20)            (23)                (424)            126
                                                      ------------   -------------        -------------   -------------
    Earnings (loss) from continuing operations
      before income tax expense                                609            (209)               1,032             945
Income tax expense (benefit)                                   225             (77)                 382             350
                                                      ------------   -------------        -------------   -------------
    Earnings (loss) from continuing operations                 384            (132)                 650             595
Discontinued operations:
  Loss from operation of discontinued operations,
    net of income taxes                                          -               -                 (164)              -
  Loss on disposal of discontinued operations,
    net of income taxes                                          -               -                 (350)              -
    Loss from discontinued operations,
                                                      ------------   -------------        -------------   -------------
      net of income taxes                                        -               -                 (514)              -
                                                      ------------   -------------        -------------   -------------
    Earnings (loss) before extraordinary item                  384            (132)                 136             595
Extraordinary item - loss on extinguishment of debt           (971)              -                 (971)              -
                                                      ------------   -------------        -------------   -------------
Net earnings (loss)                                   $       (587)  $        (132)       $        (835)  $         595
                                                      ============   =============        =============   =============

Basic and diluted earnings (loss) per share:
  Earnings (loss) from continuing operations                  0.08   $       (0.02)                0.16   $        0.11
  Loss from discontinued operations                              -               -                (0.13)              -
  Extraordinary loss                                         (0.20)              -                (0.24)              -
                                                      ------------   -------------        -------------   -------------
  Net earnings (loss)                                        (0.12)  $       (0.02)               (0.21)  $        0.11
                                                      ============   =============        =============   =============


See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                           Nine Months Ended December 31,
                                                                       ------------------------------------
                                                                               1996              1997
                                                                               ----              ----
Cash flows from operating activities:
  Net earnings (loss)                                                  $          (835)   $          595
  Adjustments to reconcile net loss  to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                              1,899             1,952
      Extraordinary item -  loss on extinguishment of debt                         971                 -
      Loss on disposal of discontinued operations, net                             190                 -
      Deferred taxes                                                               (14)              349
      Change in assets and liabilites:
        Trade receivables                                                       (3,527)           (1,909)
        Inventories                                                               (268)             (137)
        Work in progress, less progress billings                                  (145)               59
        Prepaid expenses and other current assets                                 (400)             (124)
        Income tax refund receivable                                               260                 -
        Other assets                                                                39              (730)
        Accounts payable                                                          (604)             (144)
        Accrued expenses and other liabilites                                      (72)              141
        Deferred maintenance revenue                                               270                29
                                                                       ---------------    --------------
          Net cash provided by (used in) operating activities                   (2,234)               81
                                                                       ---------------    --------------
Cash flows from investing activites:
  Additions to property and equipment                                           (1,084)           (1,734)
  Capitalized software development costs                                        (1,313)           (1,735)
  Maturities of short-term investments                                               -             3,091
  Purchases of short-term investments                                           (5,494)                -
                                                                       ---------------    --------------
          Net cash used in investing activities                                 (7,891)             (378)
                                                                       ---------------    --------------
Cash flows from financing activities
  Change in notes payable to bank                                               (4,243)                -
  Issuance of subordinated debt                                                  4,000                 -
  Issuance of common stock                                                      15,691               146
  Repayment of subordinated debt                                                (4,000)                -
  Repurchase of common stock                                                        (1)                -
  Repayments on long-term debt                                                    (667)                -
  Payments on capitalized lease obligations                                       (166)              (36)
  Other                                                                           (135)                -
                                                                       ---------------    --------------
          Net cash provided by financing activities                             10,480               110
                                                                       ---------------    --------------
          Net increase (decrease) in cash and cash equivalents                     355              (187)
Cash and cash equivalents at beginning of period                                    56             1,684
                                                                       ---------------    --------------
Cash and cash equivalents at end of period                             $           411    $        1,497
                                                                       ===============    ==============


See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1997 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1997.


2.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. The number of shares used in computing basic and diluted earnings per share were 5,285,057 and 5,494,065, respectively, for the nine months ended December 31, 1997. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $9 per share during the 12-month period preceding the date of the initial filing of the Company's registration statement have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if they were outstanding for the first three quarters of fiscal 1997. Subsequent to this period, the weighted average number of shares was based on common stock outstanding and common stock equivalents.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues are derived from interactive web and interactive voice response solutions for self-service transactions, which consist of The Work Number(R), outsourced services, the sale of customer premises systems and maintenance and support services related to those systems.

Revenues derived from The Work Number include fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of salary history of participating employers' current and former employees, ongoing maintenance fees charged to employers and one-time conversion fees from new employers. As The Work Number is still in the early stage of its life cycle, the Company expects that over time fees from verifications will be a greater percentage of The Work Number revenues than they have been historically.

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

In addition to providing interactive web and interactive voice response solutions, the Company has historically provided database and document services. Database services include sales leads and pre-press services for directory publishers, and document services include the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. Revenues from database and document services are recognized as the services are performed through progress billings. These customers' contracts cover periods generally from one to six months, and progress billings are made in accordance with individual customer contract terms. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. In January 1997, the document services business was sold.

This discussion and analysis contains certain statements regarding expectations about business prospects or future performance that may be considered forward looking statements ("Forward Looking Statements") within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the Forward Looking Statements as a result of risks facing the Company. Such risks include, but are not limited to, intense competition in the interactive web and interactive voice response industry, dependence on certain strategic marketing alliances, risks associated with rapid technological change, a lengthy sales cycle, the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, the successful divestiture of the remaining assets of the discontinued operations, and other factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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



                                                                                              Percentage Change
                                                  Three Months          Nine Months      -----------------------------
                                                  Ended Dec. 31,       Ended Dec. 31,    Three Months    Nine Months
                                                ----------------      ---------------  Ended Dec. 31,  Ended Dec. 31,
                                                1996       1997       1996      1997      1997 over      1997 over
                                                ----       ----       ----      ----        1996           1996
                                                                                            ----           ----
STATEMENT OF OPERATIONS DATA:
    Revenues
         The Work Number                          8.8%     20.6%       7.4%      16.8%      156.3%       177.3%
         Outsourced services                     15.8      18.6       12.9       14.8        30.2         40.3
         Customer premises systems               58.6      42.5       60.8       50.6       (20.1)         2.0
         Maintenance and support                 16.8      18.3       18.9       17.8        20.0         14.9
                                                -----     -----      -----      -----
             Total revenues                     100.0     100.0      100.0      100.0        10.2         22.4
                                                -----     -----      -----      -----
    Cost of revenues
         The Work Number                          3.4       8.9        3.0        7.1       190.1        191.2
         Outsourced services                      5.8      10.8        4.5        8.4       106.8        124.1
         Customer premises systems               29.5      28.4       30.7       27.0         6.2          7.8
         Maintenance and support                  5.0       5.8        5.3        5.5        27.1         27.3
                                                -----     -----      -----      -----
             Total cost of revenues              43.7      53.9       43.5       48.0        36.1         35.0
                                                -----     -----      -----      -----
    Gross Margin                                 56.3      46.1       56.5       52.0        (9.8)        12.6
                                                -----     -----      -----      -----
    Operating expenses
         Selling and marketing                   30.5      33.0       31.8       32.9        19.2         26.3
         General and administrative              13.4      16.4       14.2       14.3        34.7         23.4
                                                -----     -----      -----      -----
             Total operating expenses            43.9      49.4       46.0       47.2        23.9         25.4
                                                -----     -----      -----      -----
    Operating income (loss)                      12.4      (3.3)      10.5        4.8      (129.6)       (43.8)
    Other income (expense), net                  (0.4)     (0.4)      (3.1)       0.7        15.0          *
                                                -----     -----      -----      -----
    Earnings (loss) from continuing operations
         before income tax expense (benefit)     12.0      (3.7)       7.4        5.5      (134.3)        (8.4)
    Income tax expense (benefit)                  4.4      (1.4)       2.7        2.0      (134.3)        (8.4)
                                                -----     -----      -----      -----
    Earnings (loss) from continuing
         operations                               7.6      (2.3)       4.7        3.5      (134.3)        (8.4)
    Discontinued operations, net                  0.0       0.0       (3.7)       0.0         -         (100.0)
    Extraordinary loss                          (19.1)      0.0       (7.0)       0.0      (100.0)      (100.0)%
                                                -----     -----      -----      -----
    Net earnings (loss)                         (11.5)%    (2.3)%     (6.0)%      3.5%      (77.6)%        *
                                                =====     =====      =====      =====

    * Not meaningful



Three Months Ended December 31, 1996 and 1997

Revenues. Total revenues increased by 10.2%, from $5.1 million for the three months ended December 31, 1996 to $5.6 million for the three months ended December 31, 1997. Revenues from The Work Number increased 156.3% from $449,000 for the three months ended December 31, 1996 to $1.2 million for the three months ended December 31, 1997, due to the expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased by 30.2% from $801,000 for the three months ended December 31, 1996 to $1.0 million for the three months ended December 31, 1997, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 20.1% from $3.0 million for the three months ended December 31, 1996 to $2.4 million for the three months ended December 31, 1997. Management believes that the revenue decrease is due to a lengthened sales cycle, as customers study the impact of incorporating web-based capabilities in their self-service systems. Revenues from maintenance and support related to the customer premises systems increased by 20.0%, from $852,000 for the three months ended December 31, 1996 to $1.0 million for the three months ended December 31, 1997, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 36.1%, from $2.2 million for the three months ended December 31, 1996 to $3.0 million for the three months ended December 31, 1997. Cost of revenues from The Work Number increased by 190.1% from $171,000 for the three months ended December 31, 1996 to $496,000 for the three months ended December 31, 1997, due principally to the revenue growth of this service. Cost of revenues from outsourced services increased by 106.8%, from $292,000 for the three months ended December 31, 1996 to $604,000 for the three months ended December 31, 1997. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 6.2%, from $1.5 million for the three months ended December 31, 1996 to $1.6 million for the three months ended December 31, 1997. This increase in cost is primarily attributable to the increase of fixed labor costs to support higher levels of revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 27.1%, from $255,000 for the three months ended December 31, 1996 to $324,000 for the three months ended December 31, 1997, principally due to revenue growth and an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 19.2% from $1.6 million for the three months ended December 31, 1996 to $1.8 million for the three months ended December 31, 1997. As a percentage of revenues, such expenses increased from 30.5% for the three months ended December 31, 1996 to 33.1% for the three months ended December 31, 1997. The increase reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses increased 34.7% from $680,000 for the three months ended December 31, 1996 to $916,000 for the three months ended December 31, 1997. As a percentage of revenues, such expenses increased from 13.4% for the three months ended December 31, 1996 to 16.4% for the three months ended December 31, 1997. The increase in such expenses reflects the increased infrastructure costs of a growing workforce. The increase in general and administrative expenses as a percentage of revenues is due to revenues falling below anticipated levels. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods.

Other Income (Expense), net. Interest income decreased 29.2% from $72,000 for the three months ended December 31, 1996 to $51,000 for the three months ended December 31, 1997, due to a lower level of average invested funds. Interest expense decreased from $53,000 for the three months ended December 31, 1996 to $0 for the three months ended December 31, 1997. This decrease is due to the Company's repayment of most of its outstanding borrowings on October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 37.0% for the three months ended December 31, 1996 and 36.8% for the three months ended December 31, 1997.

Extraordinary Item. In connection with the issuance of a $4.0 million subordinated promissory note (the ''Subordinated Note'') which bore interest at 13.25% (with an effective interest rate of 19.25%), the Company issued to Petra Capital, LLC (the ''Lender'') and other participants, warrants for the purchase of Common Stock at $.01 per share. For financial reporting purposes, the warrants have been valued based on a $7.00 per share value of the underlying Common Stock on the date the Subordinated Note was issued. The difference between the face amount of the Subordinated Note and the amount recorded for financial statement purposes represented the value of the warrants issued to the Lender and other participants in connection with such Subordinated Note, which has been treated as a discount on the Subordinated Note. The unamortized discount and costs associated with the issuance of the Subordinated Note and warrants amounted to approximately $1.2 million. Upon repayment of this Subordinated Note, in connection with the Company's initial public offering, the Company expensed the unamortized discount and deferred costs associated with the issuance of the Subordinated Note and warrants. This amount, net of income tax effect, was approximately $971,000 and is reflected as an extraordinary item.

Nine Months Ended December 31, 1996 and 1997

Revenues. Total revenues increased by 22.4%, from $13.9 million for the nine months ended December 31, 1996 to $17.0 million for the nine months ended December 31, 1997. Revenues from The Work Number increased by 177.3%, from $1.0 million for the nine months ended December 31, 1996 to $2.9 million for the nine months ended December 31, 1997, due to the expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased by 40.3%, from $1.8 million for the nine months ended December 31, 1996 to $2.5 million for the nine months ended December 31, 1997, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased by 2.0%, from $8.5 million for the nine months ended December 31, 1996 to $8.6 million for the nine months ended December 31, 1997. The revenue growth is due to increases in sales and marketing resources and the development of strategic marketing alliances, offset by the revenue decrease in the third fiscal quarter described above. Revenues from maintenance and support related to the customer premises systems increased by 14.9%, from $2.6 million for the nine months ended December 31, 1996 to $3.0 million for the nine months ended December 31, 1997, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 35.0%, from $6.1 million for the nine months ended December 31, 1996 to $8.2 million for the nine months ended December 31, 1997. Cost of revenues from The Work Number increased by 191.2%, from $419,000 for the nine months ended December 31, 1996 to $1.2 million for the nine months ended December 31, 1997, due principally to the revenue growth of this service. Cost of revenues from outsourced services increased by 124.1%, from $635,000 for the nine months ended December 31, 1996 to $1.4 million for the nine months ended December 31, 1996. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 7.8%, from $4.3 million for the nine months ended December 31, 1996 to $4.6 million for the nine months ended December 31, 1997. This increase in cost is primarily attributable to the revenue growth described above and an increase of fixed labor costs to support higher levels of revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 27.3%, from $736,000 for the nine months ended December 31, 1996 to $937,000 for the nine months ended December 31, 1997, principally due to the increase in revenues described above and an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 26.3% from $4.4 million for the nine months ended December 31, 1996 to $5.6 million for the nine months ended December 31, 1997. As a percentage of revenues, such expenses increased from 31.8% for the nine months ended December 31, 1996 to 32.8% for the Nine months ended December 31, 1997. The increase reflects continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses increased 23.4% from $2.0 million for the nine months ended December 31, 1996 to $2.4 million for the nine months ended December 31, 1997. As a percentage of revenues, such expenses increased from 14.2% for the nine months ended December 31, 1996 to 14.3% for the nine months ended December 31, 1997. The increase in dollars reflects the increased infrastructure costs of a growing workforce.
The increase in general and administrative expenses as a percentage of revenues is due to revenues falling below anticipated levels. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods.

Other Income (Expense), net. Interest income increased 179.2% from $72,000 for the nine months ended December 31, 1996 to $201,000 for the nine months ended December 31, 1997, due to a higher level of average invested funds. Interest expense decreased from $436,000 for the nine months ended December 31, 1996 to $2,000 for the nine months ended December 31, 1997. This decrease is due to the Company's repayment of most of its outstanding borrowings on October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 37.0% for the nine months ended December 31, 1996 and 37.0% for the nine months ended December 31, 1997.

Extraordinary Item. In connection with the issuance of the Subordinated Note which bore interest at 13.25% (with an effective interest rate of 19.25%), the Company issued to the Lender and other participants, warrants for the purchase of Common Stock at $.01 per share. For financial reporting purposes, the warrants have been valued based on a $7.00 per share value of the underlying Common Stock on the date the Subordinated Note was issued. The difference between the face amount of the Subordinated Note and the amount recorded for financial statement purposes represented the value of the warrants issued to the Lender and other participants in connection with such Subordinated Note, which has been treated as a discount on the Subordinated Note. The unamortized discount and costs associated with the issuance of the Subordinated Note and warrants amounted to approximately $1.2 million. Upon repayment of this Subordinated Note, in connection with the Company's initial public offering, the Company expensed the unamortized discount and deferred costs associated with the issuance of the Subordinated Note and warrants. This amount, net of income tax effect, was approximately $971,000 and is reflected as an extraordinary item.


DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 was in the form of a subordinated note, and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. At March 31, 1997, the Company determined that an additional provision for loss in the amount of $550,000 was required to reflect the anticipated results from operations and the estimated proceeds from the sale of the database business. The Company anticipates disposition of the remaining operations through sale within the next year.

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

The Company had a current ratio of 0.87 to 1, 4.64 to 1 and 4.23 to 1 at March 31, 1996, March 31, 1997 and December 31, 1997, respectively. The Company's working capital was $(1,261,000), $13,351,000 and $12,010,000 at March 31,
1996, March 31, 1997 and December 31, 1997, respectively. Total working capital increased in fiscal 1997 principally due to the net proceeds from the initial public offering. Total working capital decreased during the nine months ended December 31, 1997 due to current year earnings offset by capital additions.

The Company's accounts receivable increased from $8,441,000 at March 31, 1997 to $10,350,000 at December 31, 1997. The increase is due to increased billings in the third quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 189% of revenues at March 31, 1997 to 185% of revenues at December 31, 1997.

The Company's capital expenditures were $1,550,000 in fiscal 1997 and $1,734,000 for the first nine months of fiscal 1998. At December 31, 1997, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases. The Company believes that its working capital, together with its anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company is in the process of establishing a working capital line of credit with a commercial bank.

The Company's net increase to capitalized software development costs was $481,000 in fiscal 1997 and $515,000 in the first nine months of fiscal 1998. See Notes 1 and 5 of Notes to Consolidated Financial Statements contained in the Company's 10-K. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1998.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Company is in the process of determining the impact of adopting its disclosure requirements. This Statement is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and the Company has not yet determined the impact of adopting its disclosure requirements.

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." This SOP establishes standards for accounting for entities that license, sell, lease or otherwise market computer software. This Statement is effective for transactions for periods beginning after December 15, 1997, and the Company is in the process of determining the impact of adopting its requirements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         Not applicable.

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


                                        TALX CORPORATION
                                          (Registrant)


Date: February 13, 1998                 By          /s/ William W. Canfield
                                            ----------------------------------
                                                William W. Canfield
                                                Chairman, President and
                                                Chief Executive Officer


Date: February 13, 1998                 By         /s/  Craig N. Cohen
                                            ----------------------------------
                                                Craig N. Cohen
                                                Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number               Description
------               -----------
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