Form 10-K405
period 1998-03-31
TALX CORP
filed 1998-06-26
CIK 917524

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from              to
                                                 --------------  --------------


                        Commission File Number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)

                 MISSOURI                                      43-0988805
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

     1850 BORMAN COURT, ST. LOUIS, MO                             63146
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

As of June 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,664,777. For purpose of this calculation only, without determining whether the following are affiliates of the Registrant, the Registrant has assumed that (I) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.

As of June 1, 1998 there were 5,322,885 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K (including, without limitation, Item 1 -- "Business" and Item 7 -- " Management's Discussion and Analysis of Financial Condition and Results of Operations") contains certain statements regarding expectations about business prospects or future performance that may be considered forward-looking statements ("Forward Looking Statements") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are Forward Looking Statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1998 and beyond to differ materially from those expressed in any Forward Looking Statements made by or on behalf of the Company include, but are not limited to, those discussed under Item 1 -- "Business -- Risk Factors" hereinbelow.

ITEM 1.  BUSINESS

GENERAL

TALX Corporation ("TALX" or the "Company") provides interactive Web, interactive voice response ("IVR"), and computer telephony ("CTI") software and services to large organizations such as Fortune 500 companies and federal government agencies. The Company's software and services enable an organization's employees, customers, vendors and business partners ("Users") to access, input and update information without human assistance. The Company's software and services are designed to enhance service levels, improve productivity and reduce costs by enabling Users to perform self-service transactions. Historically, the Company has designed and implemented "tailored" systems that provide an organization's Users with access to databases of information relating to that organization.

In early 1995, the Company introduced a "branded" service, The Work Number for Everyone(R) ("The Work Number(R)"), which is a national service providing automated access to information from multiple organizations. The Work Number provides automated employment verification to mortgage lenders and other verifiers. Using The Work Number, verifiers are able to confirm employment information regarding participating employers' current and former employees, including their past three years of salary history. The Work Number reduces an employer's cost of providing this information and at the same time increases the timeliness and accuracy of the delivery of such information to mortgage lenders and other verifiers.

Tailored software and services are offered by TALX to its clients either installed at the client's site or on an outsourced services basis. The Company has provided tailored software and services for installation at clients' sites since the early 1980s. In 1993, the Company introduced its outsourced services business which allows a client to realize the benefits of the Company's software solutions without incurring the administrative or maintenance responsibilities of operating such a system. For outsourced services clients, the Company maintains the client's database on a system at the Company's facilities, where incoming requests for access to the information are received.

In addition to providing software and services, the Company has historically provided database and document services. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. Database services include providing sales leads and pre-press services for directory publishers, and document services include the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. In January 1997, the document services business was sold.

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

PRODUCTS AND SERVICES

The Work Number

In early 1995, the Company introduced a "branded" service, The Work Number for Everyone(R) ("The Work Number(R)"), which is a national service providing automated access to information from multiple organizations. The Work Number provides automated employment verification to mortgage lenders and other verifiers. Using The Work Number, verifiers are able to confirm employment information regarding participating employers' current and former employees, including their past three years of salary history. The Work Number reduces an employer's cost of providing this information and at the same time increases the timeliness and accuracy of the delivery of such information to mortgage lenders and other verifiers. For most organizations, the process of handling these requests is cumbersome and requires implementation of procedures unrelated to an employer's line of business. In addition, requests can be disruptive and divert employer resources in order to respond to telephone calls and written requests for employment information. The Work Number reduces an employer's cost of providing this information.

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

Utilizing a toll-free telephone number, subscribing verifiers can choose to hear the verification information voiced back immediately, have the complete set of information faxed directly to them at their office or have an electronic data interchange transaction sent. For non-subscribing verifiers, verification information is available through an AT&T business 1-900 telephone number. An employee's salary information is designed to be available for access only to those who have been preauthorized by such employee.

The Work Number provides revenues primarily from fees charged to mortgage lenders and other verifiers for verification of employment history and salary information and, to a lesser extent, from employer conversion and ongoing maintenance fees.

As of March 31, 1998, 202 employers had contracted for specified terms, generally three years, to provide approximately 17.1 million employment records of current and former employees. The Company's objective is to expand its existing database of employment records by marketing to the approximately 910 private sector employers with 10,000 or more employees (based on Hunt-Scanlon's Select Guide to Human Resource Executives 1997). These employers have an aggregate of over 30 million current employees, representing an estimated 50 million total employment records, including those of former employees. See "Risk Factors -- Certain Risks Associated with The Work Number" and "-- Risks Related to Use of Confidential Information With The Work Number."

The following table reflects the approximate total number of employment records which employers have contracted to provide for The Work Number as of the end of each fiscal quarter since its introduction.



                                                                                             TOTAL NUMBER OF
                                                                                          EMPLOYMENT RECORDS(1)
                                                                                                 (000's)
                                                                                          ---------------------
                                                                                 TOTAL
                                                                               NUMBER OF
            FISCAL QUARTER                                                     EMPLOYERS    ON-LINE     BACKLOG(2)
            --------------                                                     ---------    -------     ----------
            1st Quarter 1996  ....................................                  5         273          181
            2nd Quarter 1996......................................                 15         348        2,621
            3rd Quarter 1996......................................                 40       2,378        1,486
            4th Quarter 1996......................................                 61       3,237        2,130
            1st Quarter 1997  ....................................                 69       4,034        1,705
            2nd Quarter 1997......................................                 93       5,061        3,000
            3rd Quarter 1997......................................                117       5,682        4,250
            4th Quarter 1997......................................                139       7,017        3,621
            1st Quarter 1998......................................                148       7,764        3,622
            2nd Quarter 1998......................................                171      10,180        3,842
            3rd Quarter 1998......................................                192      11,755        4,754
            4th Quarter 1998......................................                202      13,115        4,019

(1) Employment records include records of current and former employees (covering the past three years of employment history).
(2) Represents employment records under contract but not yet on-line.


Tailored Software and Services

Tailored software and services are offered by TALX to its clients, primarily Fortune 500 and other large organizations, either installed at the client's site or on an outsourced services basis. The Company has established the broad utility of its software and services for complex business problems in a wide variety of industries. The Company believes it is a leader in providing such solutions for human resource applications, which include 401(k) plan administration, benefit plan enrollment and modification, staffing, scheduling and payroll. The Company has targeted two additional applications categories usable by a broad range of businesses regardless of the industry in which they operate (i.e., horizontal application segments): financial applications (e.g., status inquiry for accounts payable or accounts receivable) and distribution/logistics applications (e.g., order entry and inventory status). The Company is pursuing each of these horizontal marketing initiatives both through direct sales and through strategic marketing alliances with providers of enterprise software applications. TALX entered into such an alliance with PeopleSoft, Inc. ("PeopleSoft") in 1993. More recently, it has entered into similar alliances with Oracle Corporation ("Oracle") and SAP AG ("SAP"). All three are leading providers of enterprise-wide client/server business applications, with

PeopleSoft, similarly to the Company, being particularly well established in human resource applications. The Company has also developed and markets specialized implementations of its products targeted at specific industries (i.e., vertical market segments) such as health care (e.g., prescription refill and appointment scheduling and cancellation) and financial services (e.g., account balance inquiry, funds transfer and credit card balance inquiry).

Outsourced Services

The Company's outsourced services business provides tailored offsite software and services to those Fortune 500 and other large organizations which are interested in outsourcing self-service solutions. In 1993, the Company introduced its outsourced services business, which allows a client to realize the benefits of the Company's software and services without incurring the administrative or maintenance burdens of operating such a system. Using a toll-free telephone number, Users are able to perform self-service transactions, access information and manipulate data stored in the client's database or in the Company's systems located at the Company's headquarters in St. Louis. Customers are charged a one-time set up fee as well as availability and transaction-based fees.

Examples of the applications provided by the outsourced services business include: benefit plan enrollment, receipt and validation of voting with respect to employee benefit plan amendments, job posting and self-nomination process, collection of time, attendance and labor data, and providing the front-end to call centers with interactive voice response and/or Web self-service capabilities.

Customer Premises Systems

The Company has provided tailored software for installation at client sites since the early 1980s. TALXWare is the Company's integrated visual development environment and software system that has been designed to support the creation and management of self-service solutions. TALXWare runs on Intel-based hardware platforms using International Business Machine Corporation's ("IBM's") OS/2 operating system. The Windows NT operating system version is expected to be available for general release early in fiscal 1999. The software supports both Natural MicroSystems, Inc. ("NMS") and TALX computer telephony ("CT") processing hardware. See "--Technology and Product Development."

TECHNOLOGY AND PRODUCT DEVELOPMENT

Fundamental to all of the Company's software and services is the integration of "best-of-class" technologies as such technologies become available. This open architecture approach enables TALXWare to include popular interactive features such as computer telephony integration, voice recognition, text-to-speech, facsimile, e-mail and client/server database interfaces to be used in creating tailored software solutions for clients. The Company's product strategy emphasizes the development of software rather than hardware.

TALXWare

TALXWare is an integrated visual development environment and software system that has been designed to support the creation and management of self-service solutions. TALXWare currently runs on IBM's OS/2 operating system. The Windows NT operating system version is expected to be available for general release early in fiscal 1999. The two main components of TALXWare are EasyScript and TALXWare Runtime.

EasyScript. EasyScript is the object-oriented visual development environment used by the Company and its licensed clients to create, modify and maintain self-service applications. EasyScript's object-oriented approach to software development allows application designers to position icons on the workspace grid to define application logic, business rules, computational functions, telephony integration, database access, and host application screens, and then automatically generate the underlying computer code. EasyScript incorporates advanced editing, self-documenting, testing, and code-sharing capabilities to expedite the development of tailored software solutions. By providing developers the ability to cut and paste sections of one application into another application or copy an application so it can be modified to create a new application, EasyScript facilitates the use of reusable software modules. The self-documenting features of EasyScript automatically create specifications, documentation, and test plans from the applications themselves. Included with EasyScript is the EasySim testing tool, which enables developers to test EasyScript applications from a PC keyboard. Another key feature of EasyScript is that it permits a single application to provide database access to users with multiple types of self-service access devices such as the telephone, facsimile, e-mail, telephone device for the deaf ("TDD"), Internet, corporate Intranet and other technologies. Allowing all devices to share a common set of centralized business rules can leverage software development across the enterprise, reduce development time and simplify making changes or adding enhancements. EasyScript is optional and licensed on a per server basis.

TALXWare Runtime. The TALXWare Runtime software is licensed on a concurrent user basis and is a required component of each TALX interactive communications solution. The functions incorporated into the TALXWare Runtime software include the management of self-service applications, physical resources and network connections, as well as tracking and compiling operating statistics, facilitating operations and storing configuration settings. These features simplify complex deployments by eliminating the need to include such functions within each application and allow system administrators to effect changes without modifying the application software.

Hardware

In addition to software, the Company provides a hardware platform as part of a total self-service solution. TALXWare runs on open, standard Intel-based PCS and uses both NMS and TALX proprietary CT processing hardware (the "VP/2000"). The VP/2000 uses industry standard components such as Intel processors and Texas Instrument digital signal processors ("DSPs") and is capable of supporting 48 simultaneous users ("lines") in a single system and being networked to support over 240 lines. The NMS hardware is capable of supporting 24 lines in a single system.

The Company does not manufacture or perform significant modifications on any hardware components. Rather, the Company's hardware production consists primarily of final assembly and quality-control testing of materials, components, subassemblies and systems.

Product Development

The Company's current development efforts are directed with a view to enhancing its current products, finalizing the Microsoft Windows NT version of its TALXWare software and developing new products. The new products are directed at the markets served by the Company's strategic marketing allies as well as offering enhanced functionality to its existing human resources, benefits and payroll markets. Anticipated future enhancements include further extending the features and capabilities of the Company's interactive Web software solutions and introducing a kiosk-based product. The Company also anticipates further enhancing its computer telephony integration ("CTI") capabilities for call centers. For the markets served by the Company's strategic marketing allies who offer enterprise-wide client/server applications, the Company plans to continue to introduce complementary product suites to more tightly integrate and facilitate interaction between the TALX software and the allies' business applications. More specifically, for distribution to PeopleSoft customers, the Company has recently developed financial applications (e.g., accounts payable and accounts receivable) and for SAP customers, intends to develop distribution/logistic applications (e.g., order entry, order status and product information). There can be no assurance that these new enhancements or products will progress beyond their current state of development or be successfully marketed.

The Company licenses and integrates complementary technologies into the products it develops and seeks to provide "best-of-class" technologies to its customers. Some of the features which are licensed from third party suppliers by the Company pursuant to non-exclusive license or resale agreements ("Supplier Agreements") or purchased under open market arrangements and then integrated into the Company's products are voice recognition, text-to-speech, facsimile, e-mail and client/server database interfaces to be used in creating self-service solutions. Additionally, the Company is a reseller for IBM's CallPath Enterprise CTI server software. See "Risk Factors--Risks Associated with Technological Change" for additional risks associated with the Supplier Agreements.

Product development costs incurred were $1.9 million in fiscal 1996, $2.0 million in fiscal 1997, and $2.6 million in fiscal 1998. The total product development staff consisted of 25 full-time employees as of March 31, 1998. The Company believes that significant investments in product development are required to remain competitive. See "Risk Factors -- Risks Associated with Rapid Technological Change."

MARKETING

The Company's marketing strategy is to focus on targeted markets through a direct sales force in conjunction with strategic marketing alliances. The Company's direct sales force is based in St. Louis with representatives also located in Atlanta, Bethesda, Chicago, Dallas, Massachusetts, New Jersey, Phoenix, San Francisco, Virginia, and London, England. The sales force is comprised of sales managers who are supported by product consultants, client representatives and business development representatives. Historically, the direct sales force was responsible for selling all of the Company's product lines. Beginning in late fiscal 1997, the Company designated certain members of the sales force to focus solely on selling The Work Number service. The Company's sales force is supported by a product management group which identifies and develops target markets, manages product direction, directs marketing efforts and provides sales assistance.

STRATEGIC MARKETING ALLIANCES

An integral part of the Company's strategy is to develop and maintain alliances with companies producing complementary software products in order to obtain customer referrals and introductions, increase market exposure and reduce delivery time and costs. These companies generally represent major software suppliers that offer enterprise-wide business application software to the Company's markets. The Company's most established enterprise-wide alliance is with PeopleSoft. The Company has entered into similar relationships with SAP and Oracle.

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

     SAP AG: As a leading global provider of client/server business application solutions, SAP is one of the largest and fastest growing enterprise-wide software application suppliers of products for financial accounting, human resources and manufacturing. The Company intends to develop a suite of applications to integrate with SAP's software.

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

The Company has recently formed strategic marketing alliances in The Work Number line of business. TALX has entered into marketing arrangements with four unemployment insurance consulting organizations: Employers Unity, Inc.; Gates, McDonald and Company; Gibbens Company; and R.E. Harrington, a Division of HealthPlan Services Inc. These organizations have over 600 large corporate clients that are potential candidates for The Work Number. Of these, forty have become clients of The Work Number. Additionally, by offering The Work Number service to their clients, these allies broaden the scope of services that they offer their client base.

CLIENTS

Application software solutions are tailored to meet specific client needs for self-service solutions. The Company's strategy focuses on specific interactive applications within large corporations and institutions. No single client of the Company represented 10% or more of the Company's revenues in fiscal 1998. One client, Kaiser Permanente, represented approximately 14% and 12% of revenues in fiscal 1996 and 1997, respectively.

PROFESSIONAL SERVICES AND SUPPORT

The Company believes that achieving a high level of customer satisfaction is critical to its long-term success. The Company delivers its self-service solutions, in both the outsourced services and customer premises systems lines of business, through trained professionals who define specific customer requirements and, utilizing EasyScript, tailor a solution for each customer. In addition, the Company offers training and education for customers and representatives of its strategic marketing allies. The Company also maintains a comprehensive maintenance and support program, providing 7-day, 24-hour per day support through a toll-free hotline.

COMPETITION

The markets in which the Company sells its self-service solutions are rapidly evolving, extremely competitive and subject to rapid technological change. The Company expects competition to increase in the future from existing competitors and from companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current and potential competitors have greater name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources than the Company. To be successful in the future, the Company must continue to respond promptly and effectively to the challenges of changing client requirements, technological change and competitors' innovations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition, results of operations and business prospects. Additionally, the Company may be required to reduce prices or increase spending in response to competition in order to pursue new market opportunities or to invest in research and development efforts and, as a result, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition, results of operations and business prospects.

The Company competes in its markets with computer telephony (CT) system hardware suppliers and systems integrators assembling systems from available components. Companies offering competing CT systems include Computer Communications Specialists, Inc., Edify Corporation, InterVoice, Inc., Lucent Technologies, Inc. and Periphonics Corporation. The Company's business is heavily dependent on sales to the human resources departments of large organizations. In fiscal 1998, sales to human resources departments represented approximately 44% of customer premises systems revenues. In response to clients' desires to outsource certain aspects of database access functionality, the Company provides services to organizations which choose not to license software and maintain systems. This outsourced service business competes with employee benefit plan consulting firms and accounting firms, including Hewitt Associates LLC, Towers, Perrin, Forster & Crosby, Inc., William M. Mercer Companies, Inc., and Watson Wyatt & Company, which provide comprehensive packages of plan design, administration and consulting services, including automated access services. See "Risk Factors -- Intense Competition."

Several competitors of The Work Number have emerged: Advanced HR Solutions, A ChoicePoint Company, The Frick Company, and John Jay Associates. There are no significant barriers to entry in this area and, thus, there can be no assurance that other companies will not choose to create similar employment verification systems. Additionally, the Company is aware of a number of employers who have established similar systems for their internal use. The Company believes that it is the market leader in this area, but anticipates that additional competitors will emerge, and is unable to predict what its relative competitive position will be in a more mature market. See "Risk Factors -- Certain Risks Associated with The Work Number."

PROPRIETARY RIGHTS

The Company's success is heavily dependent upon its proprietary software technology. Although the Company copyrights certain elements of its products, the primary means of protecting its products and services is through non-disclosure agreements, which provide only limited protection. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and allies, subject to certain exceptions, and limits access to and distribution of its software, documentation and other proprietary information. The Company also seeks to protect its software, documentation and other written materials through trade secret and copyright laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In particular, the Company provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying the Company's licensed software. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

In the past, the Company has received and may in the future receive communications from third parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their proprietary rights. Based on the information currently available, the Company is not aware of any valid claims indicating that it is infringing upon the intellectual property rights of others, or which, if infringed, would result in any material adverse effect to the Company's financial condition or results of operations. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

The Company has obtained trademark registrations for the names TALX and EasyScript and service mark registrations for The Work Number For Everyone(R) and The Work Number(R) with the United States Patent and Trademark Office. TALXWare is a trademark of the Company. Employee Central and TALX Online are service marks of the Company. The Company regards its trademarks, as well as its other intellectual property, as having significant value and being an important factor in the development and marketing of its products. See "Risk Factors -- Limited Intellectual Property Protection."

DATABASE AND DOCUMENT SERVICES BUSINESSES

In addition to providing interactive communications solutions, the Company, in 1994, acquired its database and document services businesses. These businesses have been operated on a stand-alone basis. Further, the majority of the operations of such businesses are located separately from the continuing operations of the Company. See Item 2 -- "Properties."

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. The primary reason for divesting these businesses was to enable the Company to focus its management and financial resources towards its core software and services business. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The Company is actively pursuing the divestiture of the database services business. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

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

EMPLOYEES

As of March 31, 1998, the Company employed 216 full-time and 8 part-time employees in addition to the 58 full-time and 31 part-time employees which are employed by the database services business. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

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

YEAR 2000 COMPLIANCE

     Many installed computer systems used by numerous companies to run a variety of applications are not capable of processing date sensitive information that falls beyond the twentieth century. Unless these computer systems are replaced or upgraded prior to the year 2000 to process such date sensitive information, the systems may experience severe operating difficulties or system failures. Based on a review and testing of its software products and other products, the Company believes that its current products are century compliant. The Company's assessment of its current products is partially dependent upon the accuracy of representations concerning century compliance made by its suppliers, such as Microsoft and IBM. Many of the Company's customers are, however, using earlier versions of the Company's software products and other products that may not be century compliant. The Company has instituted programs to warn these customers of the risks associated with using software and other products which may not be century compliant, and to encourage such customers to migrate to the Company's current products. In addition, the Company's products are generally integrated with a customer's enterprise system, which typically utilize software products developed by other vendors. A customer may mistakenly believe that century compliance problems with its enterprise system are attributable to products provided by the Company. The Company may in the future be subject to claims based on century compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been a party to any proceeding involving its products or services in connection with century compliance issues, however, there is no assurance that the Company will not in the future be required to defend its products or services in such proceedings against claims of century compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

     During fiscal 1998, the Company initiated a program to replace and upgrade its internal use information systems to accommodate the Company's growth, improve productivity and remedy any century compliance problems. This program should be substantially completed before the year 2000. Additionally, the Company is in the process of reviewing its internal use information systems and will assess and resolve any century compliance issues that are found. The Company also is attempting to ensure that any replacements and upgrades to the Company's information systems are century compliant. The Company believes that its internal use information systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its internal use information systems in timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

RISK FACTORS

In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered carefully.

HISTORY OF NET LOSSES

The Company has incurred net losses in each of the last three fiscal years. The Company's accumulated deficit as of March 31, 1998 was $3,770,000. Future operating results will depend on many factors, including the demand for the Company's software and services, the level of product and price competition, the Company's success in expanding its sales and distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the ability of the Company to develop and market new products and services and control costs, the acceptance and the profitability of The Work Number and other branded services the Company may introduce, and general economic conditions. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will return to or sustain profitability on an annual or quarterly basis or otherwise be successful in addressing such uncertainties. See "--Certain Risks Associated with Divestiture of the Database Services Business" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. These factors include the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and client acceptance of custom software applications, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff, as well as general economic conditions. In particular, the Company plans to continue to increase its operating expenses to expand its sales and marketing efforts, expand its distribution channels and fund greater levels of product development. A relatively high percentage of the Company's expenses are fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected. As a result, the Company's results of operations for any quarter may not be indicative of results for any future period.

The Company historically has operated with little backlog because its customer premises systems are generally delivered shortly after orders are received. As a result, customer premises systems revenues, which historically represented the largest percentage of the Company's total revenues, in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. Individual orders for the Company's customer premises systems typically are for relatively large dollar amounts. The Company believes the purchase of its customer premises systems is relatively discretionary. Therefore, any downturn in any potential customer's business, or any loss or delay of individual orders for any reason, would have a significant impact on the Company's revenues and quarterly results. In addition, because the Company typically recognizes a substantial portion of its customer premises systems revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. The Company's customer premises systems sales cycle, including initial order, provision of services and follow-on sales, varies substantially from client to client. There can be no assurance that the Company will be able to sustain its level of total revenue or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, the Company's operating results will be below the Company's targets and below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CERTAIN RISKS ASSOCIATED WITH THE WORK NUMBER

There are no significant barriers to entry in this area and, the Company is aware of several other companies that have begun to market similar services:
Advanced HR Solutions, A ChoicePoint Company, The Frick Company, and John Jay Associates. Additionally, the Company is aware of a number of employers who have established similar systems for their internal use. The Company believes that it is the market leader in this area, but anticipates that additional competitors will emerge, and is unable to predict what its relative competitive position will be in a more mature market. In 1995, the Company began marketing The Work Number, which provides automated responses to requests by lenders and other verifiers for employment confirmation, employment history and salary history. Although, as of March 31, 1998, 202 employers had contracted to provide approximately 17.1 million employment records of current and former employees, there can be no assurance that additional employers will contract with the Company to provide employment records, or that existing employers will renew their contracts with the Company. The ultimate demand for, and market acceptance of, The Work Number by lenders and other verifiers is unproven and therefore subject to a high level of uncertainty. In addition, revenues are dependent on the cooperation of contracting employers in converting employment records to The Work Number format and referring verification requests to The Work Number. If the relatively new market for The Work Number fails to develop or be sustained, develops slowly or becomes subject to significant competition, the Company's business, financial condition, results of operations and business prospects would be materially adversely affected.

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

CERTAIN RISKS ASSOCIATED WITH DIVESTITURE OF THE DATABASE SERVICES BUSINESS

In August 1996, the Company decided to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was recorded as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business. At March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax effect, in the amount of $550,000 and $374,000, respectively. The Company has estimated that the proceeds from such divestiture of the database business will approximate the net assets held for sale as of March 31, 1998. However, if the proceeds from the divestiture are insufficient to cover the costs of the divestiture, or if the costs of the divestiture are significant, such events could have a material adverse effect on the Company's results of operations and financial condition. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 -- Note 2 of the Notes to Consolidated Financial Statements.

INTENSE COMPETITION

The markets in which the Company sells its software and services are rapidly evolving, extremely competitive and subject to rapid technological change. The Company expects competition to increase in the future from existing competitors and from companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. To be successful in the future, the Company must continue to respond promptly and effectively to the challenges of changing client requirements, technological change and competitors' innovations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition, results of operations and business prospects. Additionally, the Company may be required to reduce prices or increase spending in response to competition in order to pursue new market opportunities or to invest in research and development efforts, and, as a result, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition, results of operations and business prospects.

The Company competes in its markets with CT system hardware suppliers and systems integrators assembling systems from available components. Companies offering competing CT systems include Computer Communications Specialists, Inc., Edify Corporation, InterVoice, Inc., Lucent Technologies, Inc. and Periphonics, Inc. The Company's business is heavily dependent on sales to the human resources departments of large organizations. In fiscal 1998, sales to human resources departments represented approximately 44% of customer premises systems revenues. In response to clients' desires to outsource certain aspects of database access functionality, the Company provides services to organizations which choose not to license software and maintain systems. This outsourced services business competes with employee benefit plan consulting firms and accounting firms, including Hewitt Associates LLC, William M. Mercer Companies, Inc., Towers, Perrin, Forster & Crosby, Inc. and Watson Wyatt & Company, which provide comprehensive packages of plan design, administration and consulting services, including automated access services.

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

DEPENDENCE ON STRATEGIC MARKETING ALLIANCES

An integral part of the Company's growth strategy is to develop and utilize alliances with companies producing complementary software products in order to obtain introductions or referrals to potential clients, as well as to coordinate the development of the Company's complementary software products directly with such companies to enhance interoperability and performance. Future customer premises systems revenues will be dependent to a significant extent on the market success of such companies and the effectiveness of the alliances. Factors that adversely affect the revenues of these companies, such as competition, technological changes or product failures, may have a substantial adverse effect upon the Company's financial results. These strategic marketing alliances are generally reflected by non-exclusive contractual arrangements that are terminable at will. The success of the Company is dependent on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with the Company, which is entirely at the discretion of these companies. The Company's strategic marketing allies maintain similar relationships with certain of the Company's competitors. There is intense competition by other companies to establish such relationships, and there can be no assurance that the Company will be able to maintain or expand its network of strategic marketing alliances in the future, or that such companies will continue to support the Company or not choose to favor one of the Company's competitors. Additionally, one the companies with which the Company maintains such an alliance has decided to compete with the Company in the interactive Web business. To date, the impact of such competition has not been significant. The loss of any of these relationships, or the inability of the Company to attract and develop new strategic marketing alliances with other leading software companies, or adverse developments affecting the business or prospects of such companies, could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Technology and Product Development," "Business -- Marketing" and "Business -- Strategic Marketing Alliances."


RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

The markets for the Company's software and services are characterized by rapid technological advancement, changes in client requirements, frequent new product introductions and enhancements and emerging industry standards. The Company must continually change and improve its products and services in response to changes in operating systems, application software, computer and telephony hardware, communications, database and networking systems, programming tools and computer language technology. The introduction of products or services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable. In particular, the market for self-service applications through the Internet's World Wide Web, corporate Intranets, and dial-up browser software has only recently begun and is rapidly developing. The Company's success will depend upon its ability to enhance, on a timely and cost-effective basis, its current products and services (e.g., to effectively add new Internet and corporate Intranet capabilities) and to develop new products and services that meet changing market conditions, which include changing client needs, new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis or at all, fully functional and integrated product enhancements or new products or services that respond to technological change, updates or enhancements to third party products or services used in conjunction with the Company's products or services, changes in customer requirements or emerging industry standards, or that the Company's enhanced or new products and services will be accepted by clients. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product or service development or introduction, could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

The current version of the Company's TALXWare software runs on IBM's OS/2 operating system and the Company is therefore dependent upon the continued viability of the OS/2 operating system and upon IBM's continuing support for the OS/2 operating system. However, the Company believes that some potential customers will not purchase the Company's products unless and until it runs on an alternative operating system. Accordingly, the Company has devoted significant engineering and product development resources to design and develop a fully functional version of its TALXWare software to run on the Microsoft Windows NT operating system.

It is possible that the Company's intention to develop a fully functional Windows NT-based version of its TALXWare software will cause potential customers to defer or forgo purchases of current or future versions of the TALXWare software until it is available on the Windows NT operating system, which could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Failure by the Company to develop a Windows NT-based version of the TALXWare software successfully and in a timely and cost effective manner may have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, when the Company markets a Windows NT-based version of its TALXWare software, the Company will be dependent upon the viability of that operating environment. The Company has begun field testing of its Windows NT version of TALXWare and anticipates that it will be available for general release early in fiscal 1999. The Company is therefore dependent upon the continued viability of the Windows NT operating system and upon Microsoft's continuing support for the Windows NT operating system.

The Company's products not only involve integration with operating systems but also with products developed by others. For example, the Company has introduced a lower cost version of TALXWare utilizing

NMS standards-based computer telephony hardware boards and software drivers. The Company believes that marketing this product as an alternative to the VP/2000-based TALX system may provide a means to gain increased access to certain markets. Currently, this product is available only in a form with reduced performance and functionality compared to the VP/2000-based TALX system. Although the Company is devoting significant resources to enhance this new product to be a fully functional counterpart to the VP/2000-based TALX system, this project could take a year or longer. There can be no assurance that delays in increasing the functionality of this product will not adversely affect sales opportunities, as clients may purchase competitive standards-based systems. Such delays would have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

If any of these third-party products, including IBM OS/2, Microsoft Windows NT or the NMS boards and drivers, should become unavailable for any reason, fail in their operation with the Company's products or fail to be supported by their respective vendors, it would be necessary for the Company to redesign its products. There can be no assurance that any redesign could be accomplished in a cost-effective or timely manner. The Company or its clients could also experience difficulties integrating the Company's products with other hardware and software. Further, should new releases of these operating systems, computer telephony hardware boards and software drivers, remote communications software, database connectivity software or facsimile hardware boards and software drivers occur before the Company develops products compatible with such new releases, if ever, any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

Additionally, the Company licenses and integrates complementary technologies into the software it develops and seeks to provide the "best-of-class" technologies to its clients. Some of the features which are licensed from third party suppliers by the Company pursuant to non-exclusive license or resale agreements (the "Supplier Agreements") or purchased under open market purchase arrangements and then integrated into the Company's products are voice recognition, text-to-speech, facsimile, e-mail and client/server database interfaces used in creating software solutions. The Company believes that if any Supplier Agreement expires or is canceled or otherwise terminated, or if a third party supplier refuses to sell to the Company pursuant to the existing open market purchase arrangements, as the case may be, and the existing third party supplier refuses to enter into a subsequent agreement or other arrangement, the Company could enter into a similar agreement or arrangement with any number of different suppliers. However, if a new supplier is necessary, the integration of the relevant technology from the new supplier would require a significant amount of time, resulting in a meaningful delay in the Company's ability to offer the particular enhancement currently being purchased under Supplier Agreements or pursuant to open market purchase arrangements. The Company could also experience difficulties integrating the new supplier's technology with all of its products. Additionally, there can be no assurance that any such integration could be accomplished in a cost-effective manner. Significant delays in the offering of product enhancements due to integration of technology from new suppliers could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Services and Products" and "Business -- Technology and Product Development."

LENGTHY SALES CYCLE

Purchases of TALX software and services are often the result of a multi-department decision by prospective clients and generally require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective clients regarding the use and benefits of the TALX interactive communications solutions. Due in part to the mission-critical nature of certain of the TALX software applications and the associated investment in hardware, software and consulting expenditures, potential clients tend to be cautious in making product acquisition decisions. For these and other reasons, the sales cycle for the Company's products and services can range from one month to over one year and is subject to a number of significant risks, including clients' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales anticipated from specific clients for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, lost or delayed sales could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.


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

RISKS OF PRODUCT DEFECTS; PRODUCT LIABILITY

As a result of their complexity, hardware and software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential clients, errors will not be found in systems after implementation. The occurrence of such errors could result in loss or delay in market acceptance of the Company's products or services, which could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. The Company's Internet and corporate intranet applications may result in unauthorized access and similar disruptive problems caused by the Internet or other users. Such unauthorized access and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of the Company's clients, which may result in significant liability to the Company and deter potential clients. The Company's license agreements with its clients typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products or services may entail the risk of such claims. While the Company maintains insurance for product liability risks, there can be no assurance the Company's insurance will be adequate in the event of a material product liability claim. Furthermore, litigation to determine the validity of any product liability claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. A successful product liability claim in excess of the Company's insured limits brought against the Company could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is heavily dependent upon its proprietary software technology. Although the Company copyrights certain elements of its products, the primary means of protecting its products and services is through non-disclosure agreements, which provide only limited protection. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and strategic marketing allies, subject to certain exceptions, and limits access to and distribution of its software, documentation and other proprietary information. The Company also seeks to protect its software, documentation and other written materials through trade secret and copyright laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In particular, the Company provides certain distributors with access to its product architecture and other proprietary information underlying the Company's licensed software. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

COMPUTER NETWORK AND TELEPHONE OPERATIONS; RISK OF INTERRUPTION

Significant portions of the Company's operations are dependent on the Company's ability to protect its computer equipment and the information stored in its data processing centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion and other events. The Company's data processing center is located in St. Louis, Missouri. Software and related data files are backed-up regularly and stored off-site. There can be no assurance that these measures are sufficient to eliminate the risk of extended interruption in the Company's operations. The Company also relies on local and long-distance telephone companies to provide dial-up access, Internet and corporate intranet access to the Company's services. The Company is currently in the process of evaluating the establishment of an alternate disaster recovery facility. Any damage or failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

SIGNIFICANT SHARE OWNERSHIP; CERTAIN ANTI-TAKEOVER PROVISIONS

The Company's directors, officers and principal (5% or more) shareholders, taken as a group, beneficially own in the aggregate approximately 43.3% of the Company's outstanding Common Stock, based on their holdings as of June 1, 1998. Certain principal shareholders and their representatives are directors or executive officers of the Company. As a result of such ownership, these shareholders can influence matters requiring approval by the shareholders of the Company, including the election of directors, and the management and affairs of the Company. In addition, certain provisions of Missouri law and of the Company's Restated Articles of Incorporation, as amended ("Articles"), and Bylaws ("Bylaws") could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could also limit or depress the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company is also authorized to issue preferred stock with rights senior to, and that may adversely affect, the Common Stock, without the necessity of shareholder approval and with such rights, preferences and privileges as the Company's Board of Directors may determine. The Company, however, has no present plans to issue any shares of preferred stock.

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

ITEM 2.           PROPERTIES

The Company's headquarters and executive offices are located in a 38,000 square foot office building located at 1850 Borman Court, St. Louis, Missouri 63146 pursuant to a lease expiring in 2002 with an annual base rental of approximately $413,000, subject to increases for taxes, insurance and operating expenses.
 The Company has entered into a lease agreement expiring in 2003 for approximately 15,000 square feet of additional office space located near the headquarters with an annual base rental of approximately $140,000, subject to increases for taxes, insurance and operating expenses. The Company also leases office space in Atlanta, Bethesda, Chicago, Massachusetts, New Jersey, Phoenix, and London, England for sales representatives. The Company's database services business currently occupies approximately 15,000 square feet of office space under leases expiring in 2002. The Company believes its facilities have been generally well maintained, are in good operating condition and are adequate for its current requirements.

Significant portions of the Company's operations are dependent on the Company's ability to protect its computer equipment and the information stored in its data processing centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion and other events. The Company's data processing centers are located in St. Louis, Missouri. Software and related data files are backed-up regularly and stored off-site. There can be no assurance that these measures are sufficient to eliminate the risk of extended interruption in the Company's operation. The Company also relies on local and long-distance telephone companies to provide dial-up access and Internet and corporate intranet access to the Company's services. The Company is currently in the process of evaluating the establishment of an alternate disaster recovery facility. Any damage or failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

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


      PERIOD                                            HIGH             LOW
-----------------                                      -------          ------
FISCAL 1997
     Third Quarter (since October 17, 1996)             $ 9.50          $ 5.75
     Fourth Quarter                                     $ 9.88          $ 7.38
FISCAL 1998
     First Quarter                                      $ 7.75          $ 3.50
     Second Quarter                                     $10.00          $ 3.75
     Third Quarter                                      $ 9.00          $ 6.00
     Fourth Quarter                                     $ 7.00          $ 4.13

The approximate number of holders of record of the Company's Common Stock at June 1, 1998 was 103. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

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




                                                                     YEARS ENDED MARCh 31,
                                                               -------------------------------
                                                      1998      1997        1996       1995         1994
                                                     ------    ------      ------     --------     -----

                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues
      The Work Number............................. $    4,270 $    1,642 $      453   $      74    $      --
      Outsourced services.........................      2,925      2,173        998         515          776
      Customer premises systems...................      9,886     11,013      9,442       6,957        8,497
      Maintenance and support.....................      4,192      3,559      2,624       2,310        1,949
                                                   ---------- ---------- ----------   ---------    ---------
          Total revenues..........................     21,273     18,387     13,517       9,856       11,222
                                                   ---------- ---------- ----------   ---------    ---------
  Cost of revenues
      The Work Number.............................      1,807        678        429          48           --
      Outsourced services.........................      2,010        941        493         260          190
      Customer premises systems...................      5,967      5,560      4,489       4,143        3,902
      Maintenance and support.....................      1,325      1,025        619         793          767
                                                   ---------- ---------- ----------   ---------    ---------
          Total cost of revenues..................     11,109      8,204      6,030       5,244        4,859
                                                   ---------- ---------- ----------   ---------    ---------
          Gross margin............................     10,164     10,183      7,487       4,612        6,363
                                                   ---------- ---------- ----------   ---------    ---------
  Operating expenses
      Selling and marketing.......................      7,952      5,902      4,084       2,854        2,700
      General and administrative..................      3,496      2,613      2,828       2,556        2,268
                                                   ---------- ---------- ----------   ---------    ---------
          Total operating expenses................     11,448      8,515      6,912       5,410        4,968
                                                   ---------- ---------- ----------   ---------    ---------
          Operating income (loss).................     (1,284)     1,668        575        (798)       1,395
  Other (income) expense, net.....................       (158)       409        395         284          153
  Income tax expense (benefit)....................       (416)       466         57        (328)           7
                                                   ---------- ---------- ----------   ---------    ---------
  Earnings (loss) from continuing operations......       (710)       793        123        (754)       1,235
                                                   ---------- ---------- ----------   ---------    ---------
  Discontinued operations:
      Earnings (loss) from operations of
        discontinued operations, net..............         --       (164)      (703)       (410)         474
      Loss on disposal of discontinued
        operations, net                                  (374)      (900)        --          --          --
                                                   ---------- ---------- ----------   ---------    ---------
  Earnings (loss) from discontinued
      operations, net                                    (374)    (1,064)      (703)       (410)         474
                                                   ---------- ---------- ----------   ---------    ---------
  Earnings (loss) before extraordinary item.......     (1,084)      (271)      (580)     (1,164)       1,709
  Extraordinary item..............................       --         (971)        --          --          --
                                                   ---------- ---------- ----------   ---------    ---------
  Net earnings (loss)............................. $   (1,084)$   (1,242)$     (580)  $  (1,164)   $   1,709
                                                   ========== ========== ==========   =========    =========
  Basic and diluted earnings (loss) per share (1):
      Earnings (loss) from continuing operations.. $     (.13)$      .18 $      .04
      Loss from discontinued operations...........       (.07)      (.25)      (.21)
      Extraordinary item..........................         --       (.22)        --
                                                   ---------- ---------- ----------
          Net loss................................ $     (.20)$     (.29)$     (.17)
                                                   ========== ========== ==========
  Weighted average number of
      shares outstanding (1)......................  5,291,381  4,330,239  3,391,621

                                                                        AS OF MARCH 31,
                                                                 -------------------------------
                                                       1998     1997       1996        1995        1994
                                                      ------   -------    -------     -------     -----

                                                                         (IN THOUSANDS)

Balance Sheet Data:
    Cash and short-term investments.................   $ 2,879   $ 5,801   $      56    $     27   $     145
    Working capital.................................     9,079    13,351      (1,261)        183       2,449
    Net assets of business held for sale............     1,157       707          --          --          --
    Total assets....................................    24,121    24,072      15,844      14,476      12,824
    Notes payable to bank...........................        --        --       4,243       2,654       1,100
    Current installments of long-term debt and
      obligations under capital leases..............        --        36         726         722         602
    Long-term debt and obligations under capital
      leases, less current installments.............        --        --         630       1,318         620
    Stockholders' equity............................    19,508    20,403       5,038       5,610       6,774

(1) Basic and diluted earnings (loss) per share has been computed using the number of shares of common stock and common stock options and warrants outstanding. The weighted average number of shares was based on common stock outstanding for basic earnings (loss) per share and common stock outstanding and common stock options and warrants for diluted earnings
     (loss) per share in periods when such common stock options and warrants are not antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues are derived from interactive Web, interacted voice response (IVR), computer telephony (CTI) software and services, which consist of The Work Number, outsourced services, the sale of customer premises systems, and maintenance and support services related to those systems.

Revenues derived from The Work Number include fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of salary history of participating employers' current and former employees, ongoing maintenance fees charged to employers and one-time conversion fees from new employers. As The Work Number is still in the early stage of its life cycle, the Company expects that over time fees from verifications will become a greater percentage of The Work Number revenues than they have been historically.

The Company's customer premises systems business provides interactive Web, interactive voice response (IVR), computer telephony (CTI) software and services that enable an organization's users to access, input and update information without human assistance. Revenues from customer premises systems are derived from the license or sale of software, custom applications, and related hardware and are generally recognized upon shipment of the system. Sales are effected through a direct sales force and in conjunction with strategic marketing alliances (including third party resellers). The typical size of a system ranges from $35,000 to $200,000 or more and averages approximately $90,000. In the case of a third party reseller, revenues are recognized at the time of shipment to the reseller; however, the Company does not have any future obligations related to these types of sales. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free customer service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

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

In addition to providing software and services, the Company has historically provided database and document services. Database services include sales leads and pre-press services for directory publishers, and document services include the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. Revenues from database and document services are recognized as the services are performed through progress billings. These customers' contracts cover periods generally from one to six months and progress billings are made in accordance with individual customer contract terms. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. In January 1997, the document services business was sold.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.



                                                                   PERCENTAGE INCREASE (DECREASE)
                                                                   ------------------------------

                                                                    FISCAL 1998    FISCAL 1997
                                                                        OVER           OVER
                                       YEARS ENDED MARCH 31,        FISCAL 1997    FISCAL 1996
                                      -------------------------     -----------    -----------

                                     1998       1997       1996
                                    -------    -------    -----
STATEMENT OF OPERATIONS DATA:
  Revenues:
  The Work Number .............      20.0%      8.9%      3.3%          160.0%         262.5%
  Outsourced services .........      13.8      11.8       7.4            34.6          117.7
  Customer premises systems ...      46.5      59.9      69.9           (10.2)          16.6
  Maintenance and support .....      19.7      19.4      19.4            17.8           35.6
                                   ------    ------    ------
      Total revenues ..........     100.0     100.0     100.0            15.7           36.0
                                   ------    ------    ------
Cost of revenues:
  The Work Number .............       8.5       3.7       3.2           166.5           58.0
  Outsourced services .........       9.5       5.1       3.6           113.6           90.9
  Customer premises systems ...      28.0      30.2      33.2             7.3           23.9
  Maintenance and support .....       6.2       5.6       4.6            29.3           65.6
                                   ------    ------    ------
       Total cost of revenues .      52.2      44.6      44.6            35.4           36.1
                                   ------    ------    ------
Gross margin ..................      47.8      55.4      55.4            (0.2)          36.0
                                   ------    ------    ------
Operating expenses:
  Selling and marketing .......      37.4      32.1      30.2            34.7           44.5
  General and administrative ..      16.4      14.2      20.9            33.8           (7.6)
                                   ------    ------    ------
      Total operating
        expenses ..............      53.8      46.3      51.1            34.4           23.2
                                   ------    ------    ------
Operating income (loss) .......      (6.0)      9.1       4.3          (177.0)         190.1
Other income (expense), net ...       0.7      (2.3)     (2.9)            *              3.5
                                   ------    ------    ------
Earnings (loss) from continuing
  operations before income tax
  expense (benefit) ...........      (5.3)      6.8       1.4          (189.4)         599.4
Income tax expense (benefit) ..      (2.0)      2.5       0.5          (189.4)         717.5
                                   ------    ------    ------
Earnings (loss) from continuing
  operations ..................      (3.3)      4.3       0.9          (189.5)         544.7
Discontinued operations, net ..      (1.8)     (5.8)     (5.2)          (64.8)          *
 Extraordinary item ...........        --      (5.3)       --          (100.0)          *
                                   ------    ------    ------
Net loss ......................      (5.1)%    (6.8)%    (4.3)%         (12.7)        (114.1)
                                   ======    ======    ======

*Not meaningful.

FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

Revenues. Total revenues increased by 15.7%, from $18.4 million in fiscal 1997 to $21.3 million in fiscal 1998. Revenues from The Work Number increased by 160.0%, from $1.6 million in fiscal 1997 to $4.3 million in fiscal 1998, due to the continued expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased by 34.6%, from $2.2 million in fiscal 1997 to $2.9 million in fiscal 1998, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased by 10.2%, from $11.0 million in fiscal 1997 to $9.9 million in fiscal 1998. Management believes that the revenue decrease, which occurred in the second half of the fiscal year, is due principally to a lengthened sales cycle, as customers study the impact of incorporating web-based capabilities in their self-service systems. Revenues from maintenance and support related to the customer premises systems increased by 17.8%, from $3.6 million in fiscal 1997 to $4.2 million in fiscal 1998, reflecting the support provided to an increased installed base of customer premises systems.

Cost of Revenues. Total cost of revenues increased by 35.4%, from $8.2 million in fiscal 1997 to $11.1 million in fiscal 1998. Cost of revenues from The Work Number increased 166.5%, from $678,000 in fiscal 1997 to $1.8 million in fiscal 1998, due principally to the growth in revenues. Cost of revenues from outsourced services increased by 113.6%, from $941,000 in fiscal 1997 to $2.0 million in fiscal 1998. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 7.3%, from $5.6 million in fiscal 1997 to $6.0 million in fiscal 1998. This increase in costs is primarily attributable to an increase in fixed labor costs to support possible higher levels of revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 29.3%, from $1.0 million in fiscal 1997 to $1.3 million in fiscal 1998, due to the revenue growth and an increase in personnel costs to provide a higher level of customer service.

Selling and Marketing Expenses. Selling and marketing expenses increased 34.7% from $5.9 million in fiscal 1997 to $8.0 million in fiscal 1998. As a percentage of revenues, such expenses increased from 32.1% in fiscal 1997 to 37.4% in fiscal 1998. These increases reflect continuing expansion of the Company's sales and marketing efforts, including development of additional distribution channels. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing effort.

General and Administrative Expenses. General and administrative expenses increased 33.8% from $2.6 million in fiscal 1997 to $3.5 million in fiscal 1998. As a percentage of revenues, such expenses increased from 14.2% in fiscal 1997 to 16.4% in fiscal 1998. The increase in such expenses reflects the increased infrastructure costs of a growing workforce. The increase in general and administrative expenses as a percentage of revenues is due to revenues falling below anticipated levels. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods.

Other Income (Expense), net. Interest income increased 57.0% from $151,000 in fiscal 1997 to $237,000 in fiscal 1998. The increase is due to a higher average level of invested funds during the year. Interest expense decreased from $438,000 in fiscal 1997 to $2,000 in fiscal 1998. This decrease is due to the Company repaying most of its outstanding borrowings on October 22, 1996, with the proceeds of its initial public offering.

Income Tax Expense. The Company's effective income tax rate was 37.0% in fiscal 1997 and 36.9% in fiscal 1998. See Note 9 of the Notes to Consolidated Financial Statements.

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

DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 is in the form of a subordinated note and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. As of March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively. The Company anticipates disposition of the remaining operations through sale during fiscal 1999. See Note 2 of the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth certain unaudited statement of operations data for each of the four quarters in fiscal 1997 and 1998, as well as the percentage of the Company's total revenues represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not necessarily be relied upon as an indication of future performance.



                                                                          QUARTER ENDED
                                            --------------------------------------------------------------------------------------
                                            JUNE 30,  SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,  SEPT. 30,  DEC. 31,   MARCH 31,
                                             1996       1996       1996       1997         1997      1997       1997       1998
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
                                                                         (In thousands)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    The Work Number.....................    $    251  $     332   $    449   $     610   $    777  $     934  $  1,151   $   1,408
    Outsourced services.................         330        660        801         382        575        895     1,043         412
    Customer premises
       systems..........................       2,844      2,643      2,972       2,554      3,074      3,178     2,376       1,258
    Maintenance and support.............         868        916        852         923        994      1,012     1,022       1,164
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
        Total revenues..................       4,293      4,551      5,074       4,469      5,420      6,019     5,592       4,242
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
  Cost of revenues:
    The Work Number.....................         111        137        171         259        308        416       496         587
    Outsourced services.................         128        215        292         306        293        526       604         587
    Customer premises
       systems..........................       1,447      1,325      1,497       1,291      1,500      1,512     1,590       1,365
    Maintenance and support.............         237        244        255         289        308        305       324         388
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
        Total cost of revenues..........       1,923      1,921      2,215       2,145      2,409      2,759     3,014       2,927
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
  Gross margin..........................       2,370      2,630      2,859       2,324      3,011      3,260     2,578       1,315
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
  Operating expenses:
    Selling and marketing...............       1,369      1,509      1,550       1,474      1,875      1,869     1,848       2,360
    General and administrative..........         637        658        680         638        766        756       916       1,058
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
        Total operating
          expenses......................       2,006      2,167      2,230       2,112      2,641      2,625     2,764       3,418
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
  Operating income (loss)...............         364        463        629         212        370        635      (186)     (2,103)
                                            ========  =========   ========   =========   ========  =========  ========   =========
  Loss from discontinued
    operations, net.....................        (514)        --         --        (550)        --         --        --        (374)
                                            ========  =========   ========   =========   ========  =========  ========   =========
   Extraordinary item -- loss
       on debt extinguishment,
       net of tax.......................          --         --       (971)         --         --         --        --          --
                                            ========  =========   ========   =========   ========  =========  ========   =========
  Net earnings (loss)...................    $   (373) $     125   $   (587)  $    (407)  $    283  $     444  $   (132)  $  (1,679)
                                            ========  =========   ========   =========   ========  =========  ========   =========
  Basic and diluted  earnings
       (loss) per share:................
       Earnings (loss) from
            continuing operations.......    $    .04  $     .04   $    .08   $     .03   $    .05  $     .08  $   (.02)  $    (.25)
        Loss from discontinued
            operations..................        (.15)        --         --        (.10)        --         --        --        (.07)
       Extraordinary loss...............          --         --       (.20)         --         --         --        --          --
                                            --------  ---------   --------   ---------   --------  ---------  --------   ---------
     Net earnings (loss)................    $   (.11) $     .04   $   (.12)  $    (.07)  $    .05  $     .08  $   (.02)  $    (.32)
                                            ========  =========   ========   =========   ========  =========  ========   =========

                                                                           QUARTER ENDED
                                             -----------------------------------------------------------------------
                                         JUNE 30,  SEPT. 30, DEC. 31, MARCH 31, JUNE 30,  SEPT. 30,  DEC. 31,   MARCH 31,
                                           1996      1996      1996     1997     1997       1997      1997       1998
                                          ------    ------    ------   ------   ------     ------    ------     ------
Percent of Total Revenues:
  Revenues:
    The Work Number................         5.8%      7.3%     8.8%    13.7%     14.4%     15.5%      20.6%      33.2%

    Outsourced services............         7.7      14.5     15.8      8.5      10.6      14.9       18.6        9.7

    Customer premises systems......        66.3      58.1     58.6     57.1      56.7      52.8       42.5       29.7

    Maintenance and support........        20.2      20.1     16.8     20.7      18.3      16.8       18.3       27.4
                                         ------    ------    -----    -----     -----     -----      -----      -----
        Total revenues.............       100.0     100.0    100.0    100.0     100.0     100.0      100.0      100.0
                                         ------    ------    -----    -----     -----     -----      -----      -----
  Cost of revenues:
    The Work Number................         2.6       3.0      3.4      5.8       5.7       6.9        8.9       13.8

    Outsourced services............         3.0       4.7      5.8      6.8       5.4       8.7       10.8       13.8

    Customer premises systems......        33.7      29.1     29.5     28.9      27.7      25.1       28.4       32.2

    Maintenance and support........         5.5       5.4      5.0      6.5       5.7       5.1        5.8        9.2
                                         ------    ------    -----    -----     -----     -----      -----      -----
        Total cost of revenues.....        44.8      42.2     43.7     48.0      44.5      45.8       53.9       69.0
                                         ------    ------    -----    -----     -----     -----      -----      -----
  Gross margin.....................        55.2      57.8     56.3     52.0      55.5      54.2       46.1       31.0
                                         ------    ------    -----    -----     -----     -----      -----      -----
  Operating expenses
    Selling and marketing..........        31.9      33.1     30.5     33.0      34.6      31.1       33.0       55.6

    General and administrative.....        14.8      14.5     13.4     14.3      14.1      12.6       16.4       25.0
                                         ------    ------    -----    -----     -----     -----      -----      -----
        Total operating
          expenses.................        46.7      47.6     43.9     47.3      48.7      43.7       49.4       80.6
                                         ------    ------    -----    -----     -----     -----      -----      -----
  Operating income (loss)..........         8.5      10.2     12.4      4.7       6.8      10.5       (3.3)     (49.6)
                                         ======    ======    =====    =====     =====     =====      =====      =====
  Loss from discontinued
    operations, net................       (12.0)       --       --    (12.3)       --        --         --       (8.8)
                                         ======    ======    =====    =====     =====     =====      =====      =====
   Extraordinary item --
    loss on debt extinguishment,
    net of tax.....................          --        --    (19.1)      --        --        --         --         --
                                         ======    ======    =====    =====     =====     =====      =====      =====
  Net earnings (loss)..............        (8.7)%     2.8%   (11.6)%   (9.1)%     5.2%      7.4%      (2.3)%    (39.6)%
                                         ======    ======    =====    =====     =====     =====      =====      =====

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

Revenues from outsourced services are seasonally higher during the second and third quarters of the Company's fiscal year due to the nature of the services being provided. The revenues have increased on a quarter by quarter comparison in fiscal 1998 over fiscal 1997, due to the Company capitalizing on an increased trend by some corporations to outsource these services. Revenues from customer premises systems decreased during the third and fourth quarters of fiscal 1998. Management believes that the revenue decreases during these quarters is due principally to a lengthened sales cycle, as customers study the impact of incorporating web-based capabilities in their self-service systems.

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

The Company had a current ratio of 4.64 to 1 and 2.97 to 1 at March 31, 1997 and March 31, 1998, respectively. The Company's working capital was $13,351,000 and $9,079,000 at March 31, 1997 and 1998, respectively. Total working capital decreased in fiscal 1998 due to the Company's net loss in fiscal 1998, and investments in property and equipment and capitalized software development costs.

The Company's accounts receivable decreased from $8,441,000 at March 31, 1997 to $8,422,000 at March 31, 1998. The decrease is due to decreased revenues in the fourth quarter of fiscal 1998 compared to March 31, 1997, offset by extended payment terms to certain customers. As a percentage of the Company's total revenues for the fourth quarter of each fiscal year, the accounts receivable at fiscal year-end increased from 189% at March 31, 1997 to 199% at March 31, 1998.

The Company's capital expenditures were $2,300,000 in fiscal 1998. At March 31, 1998, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases. The Company believes that its working capital, together with its anticipated cash flows from operations, should be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Subsequent to year-end, the Company secured a $5,000,000 line of credit facility with a commercial bank. Outstanding borrowings, if any, will bear interest at LIBOR plus 2.25% and will be secured by accounts receivable and inventory.

The Company's net increase to capitalized software development costs was $735,000 in fiscal 1998. See Notes 1 and 5 of Notes to Consolidated Financial Statements. The Company intends to continue to make investments in its software products at comparable or increasing levels in fiscal 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Company is in the process of determining the impact of adopting its disclosure requirements. This Statement is effective for the Company's 1999 fiscal year.

Also in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for the Company's 1999 fiscal year, and the Company is in the process of determining the impact of adopting its disclosure requirements.

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." This SOP establishes standards for accounting for entities that license, sell, lease or otherwise market computer software. This Statement is effective for the Company's 1999 fiscal year. The adoption of SOP 97-2 will cause the Company to recognize revenue on certain contracts on a deferred basis. However, the effect on any given quarter's revenues can not be determined.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
Independent Auditors' Report..........................................      32

Consolidated Balance Sheets as of March 31, 1998 and 1997.............      33

Consolidated Statements of Operations for the years ended
March 31, 1998, 1997 and 1996.........................................      34

Consolidated Statements of Stockholders' Equity for the
years ended March 31, 1998, 1997 and 1996.............................      35

Consolidated Statements of Cash Flows for the years ended
March 31, 1998, 1997 and 1996 ........................................      36

Notes to Consolidated Financial Statements............................      37


See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations" for supplementary financial information required by Item 302 of Regulation S-K.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TALX Corporation:

We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TALX Corporation and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                                       KPMG PEAT MARWICK LLP


St. Louis, Missouri
May 15, 1998

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                                  MARCH 31,
                                                                                            --------------------
                                                                                              1998        1997
                                                                                            --------    --------

                                     ASSETS
Current assets:
   Cash and cash equivalents ............................................................   $  2,879    $  1,684
   Short-term investments ...............................................................         --       4,117
   Trade receivables, net ...............................................................      8,422       8,441
   Inventories ..........................................................................      1,452       1,378
   Prepaid expenses and other current assets ............................................        754         694
   Income tax refund receivable .........................................................         14         195
   Deferred tax assets, net .............................................................        171         511
                                                                                            --------    --------
          Total current assets ..........................................................     13,692      17,020
Property and equipment, net .............................................................      3,956       2,652
Capitalized software development costs, net of amortization of $4,697 in 1998 and
       $3,683 in 1997 ...................................................................      3,837       3,102
Net assets of business held for sale ....................................................      1,157         707
Deferred tax assets, net ................................................................      1,324         372
Other assets ............................................................................        155         219
                                                                                            --------    --------
                                                                                            $ 24,121    $ 24,072
                      LIABILITIES AND STOCKHOLDERS' EQUITY                                  ========    ========
Current liabilities:
   Current installments of obligations under capital leases .............................    $    --    $     36
   Accounts payable .....................................................................      1,778       1,145
   Accrued expenses and other liabilities ...............................................      1,702       1,472
   Progress billings in excess of work in progress ......................................        176          35
   Deferred maintenance revenue .........................................................        957         981
                                                                                            --------    --------
          Total current liabilities .....................................................      4,613       3,669
                                                                                            --------    --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares and no shares issued or
        outstanding at March 31, 1998 and 1997 ..........................................         --          --
   Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding
        5,316,032 shares at March 31, 1998 and 5,263,455 shares at March 31, 1997 .......         53          53
   Additional paid-in capital ...........................................................     23,225      23,036
   Accumulated deficit ..................................................................     (3,770)     (2,686)
                                                                                            --------    --------
          Total stockholders' equity ....................................................     19,508      20,403
                                                                                            --------    --------
                                                                                            $ 24,121    $ 24,072
                                                                                            ========    ========



See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                    MARCH 31,
                                                                            ------------------------
                                                                          1998        1997        1996
                                                                         -------     --------    -----
Revenues:
   The Work Number...................................................  $     4,270  $    1,642   $     453

   Outsourced services...............................................        2,925       2,173         998

   Customer premises systems.........................................        9,886      11,013       9,442

   Maintenance and support...........................................        4,192       3,559       2,624
                                                                       -----------  ----------   ---------
          Total revenues.............................................       21,273      18,387      13,517
                                                                       -----------  ----------   ---------
Cost of revenues:
   The Work Number...................................................        1,807         678         429

   Outsourced services...............................................        2,010         941         493

   Customer premises systems.........................................        5,967       5,560       4,489

   Maintenance and support...........................................        1,325       1,025         619
                                                                       -----------  ----------   ---------
          Total cost of revenues.....................................       11,109       8,204       6,030
                                                                       -----------  ----------   ---------
          Gross margin...............................................       10,164      10,183       7,487
                                                                       -----------  ----------   ---------
Operating expenses:
   Selling and marketing.............................................        7,952       5,902       4,084

   General and administrative........................................        3,496       2,613       2,828
                                                                       -----------  ----------   ---------
          Total operating expenses...................................       11,448       8,515       6,912
                                                                       -----------  ----------   ---------
          Operating income (loss)....................................       (1,284)      1,668         575
                                                                       -----------  ----------   ---------
Other income (expense):
   Interest income...................................................          237         151          --

   Interest expense..................................................           (2)       (438)       (343)

   Other, net........................................................          (77)       (122)        (52)
                                                                       -----------  ----------   ---------
          Total other income (expense), net..........................          158        (409)       (395)
                                                                       -----------  ----------   ---------
          Earnings (loss) from continuing operations before
             income tax expense (benefit)............................       (1,126)      1,259         180

Income tax expense (benefit).........................................         (416)        466          57
                                                                       -----------  ----------   ---------
          Earnings (loss) from continuing operations.................         (710)        793         123
                                                                       -----------  ----------   ---------
Discontinued operations:
   Loss from operations of discontinued operations, net of
       income taxes..................................................           --        (164)       (703)
   Loss on disposal of discontinued operations, net of
       income taxes..................................................         (374)       (900)         --
                                                                       -----------  ----------   ---------
          Loss from discontinued operations, net of income taxes.....         (374)     (1,064)       (703)
                                                                       -----------  ----------   ---------
          Loss before extraordinary item.............................       (1,084)       (271)       (580)

Extraordinary item - loss on extinguishment of debt, net of
   income taxes......................................................           --        (971)         --
                                                                       -----------  ----------   ---------
          Net loss...................................................  $    (1,084) $   (1,242)  $    (580)
                                                                       ===========  ==========   =========
Basic and diluted earnings (loss) per share:
   Earnings (loss) from continuing operations.......................   $      (.13) $      .18   $     .04

   Loss from discontinued operations................................          (.07)       (.25)       (.21)

   Extraordinary loss...............................................            --        (.22)         --
                                                                       -----------  ----------   ---------
          Net loss..................................................   $      (.20) $     (.29)  $    (.17)
                                                                       ===========  ==========   =========

Weighted average number of shares outstanding.......................     5,291,381   4,330,239   3,391,621


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                                            RETAINED
                                                                                                            EARNINGS
                                                                                              ADDITIONAL    (ACCUM-        TOTAL
                                                                                      COMMON    PAID-IN      ULATED    STOCKHOLDERS'
                                                CONVERTIBLE PREFERRED STOCK           STOCK     CAPITAL      DEFICIT)     EQUITY
                                                ---------------------------           ------  ---------     ---------  -------------
                                                SERIES A  SERIES B SERIES C
                                                --------  -------- --------
Balance at March 31, 1995 .................   $     18    $      2    $      6     $    25    $  6,423      $   (864)   $  5,610
Issuance of 1,714 shares of common stock
  upon exercise of stock options ..........         --          --          --          --           8            --           8
Net loss ..................................         --          --          --          --          --          (580)       (580)
                                              --------    --------    --------     -------    --------      --------    --------
Balance at March 31, 1996 .................         18           2           6          25       6,431        (1,444)      5,038
Repurchase and retirement of 144 shares
  of common stock and 38 shares of
  Series A preferred stock ................         --          --          --          --          (1)           --          (1)
Issuance of common stock warrants .........         --          --          --          --         879            --         879
Issuance of 2,000,000 shares of common
   stock upon initial public offering .....         --          --          --          20      15,567            --      15,587
Conversion of 1,776,441 shares of Series A,
   236,873 shares of Series B, and 615,745
   shares of Series C preferred stock to
   751,111 shares of common stock upon
   initial public offering ................        (18)         (2)         (6)          8          18            --          --
Issuance of 30,989 shares of common
   stock upon exercise of stock options ...         --          --          --          --         120            --         120
Issuance of 3,285 shares of common stock
   under employee stock purchase plan .....         --          --          --          --          22            --          22
Net loss ..................................         --          --          --          --          --        (1,242)     (1,242)
                                              --------    --------    --------     -------    --------      --------    --------
Balance at March 31, 1997 .................         --          --          --          53      23,036        (2,686)     20,403
Issuance of 17,676 shares of common
   stock upon exercise of stock options ...         --          --          --          --          48            --          48
Issuance of 34,901 shares of common stock
   under employee stock purchase plan .....         --          --          --          --         141            --         141
Net loss ..................................         --          --          --          --          --        (1,084)     (1,084)
                                              --------    --------    --------     -------    --------      --------    --------
Balance at March 31, 1998 .................  $      --    $     --    $     --     $    53    $ 23,225      $ (3,770)   $ 19,508
                                             =========    ========    ========     =======    ========      ========    ========






See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)


                                                                            YEARS ENDED MARCH 31,
                                                                         ---------------------------
                                                                          1998       1997      1996
                                                                         --------  --------   ------
Cash flows from operating activities:
   Net loss  ..........................................................  $ (1,084) $ (1,242)  $ (580)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization.....................................     2,556     2,519    2,449
     Extraordinary item - loss on extinguishment of debt...........           --        971      --
     Loss on disposal of discontinued operations, net..................      (450)      515      --
     Gain on sale of assets............................................       --        --        (7)
     Gain on sale of marketable securities.............................       --        --      (106)
     Deferred taxes....................................................      (651)     (192)     (39)
     Change in assets and liabilities:
        Trade receivables..............................................        19    (4,550)    (896)
        Inventories....................................................       (74)     (171)    (185)
        Work in progress, less progress billings, net..................       141       137     (126)
        Prepaid expenses and other current assets......................       (20)     (661)      59
        Income tax refund receivable...................................       181        65       33
        Other assets...................................................        64        70      (14)
        Accounts payable...............................................       633      (353)     293
        Accrued expenses and other liabilities.........................       230       334      341
        Deferred maintenance revenue...................................       (24)       (8)     315
                                                                         --------   -------  -------
          Net cash provided by (used in) operating activities..........     1,521    (2,566)   1,537
                                                                         --------   -------  -------
Cash flows from investing activities:
   Proceeds from sale of property and equipment........................       --      1,041        9
   Additions to property and equipment.................................    (2,302)   (1,550)    (852)
   Capitalized software development costs..............................    (2,294)   (1,789)  (1,712)
   Proceeds from maturity of short-term investments....................     4,117       --       187
   Purchases of short-term investments.................................       --     (4,117)     --
                                                                         --------   -------  -------
          Net cash used in investing activities........................      (479)   (6,415)  (2,368)
                                                                         --------   -------  -------
Cash flows from financing activities:
   Change in notes payable to bank.....................................       --     (4,243)   1,588
   Borrowings of subordinated notes payable and issuance of warrants...       --       4,000     --
   Repayments on long-term debt........................................       --       (667)    (500)
   Repayment of subordinated notes payable............................        --     (4,000)     --
   Payments on capitalized lease obligations...........................       (36)     (209)    (235)
   Issuance of common stock............................................       189    15,729        7
   Repurchase of common and preferred stock............................       --         (1)     --
                                                                         --------   -------  -------
          Net cash provided by financing activities....................       153    10,609      860
                                                                         --------   -------  -------
          Net increase in cash and cash equivalents....................     1,195     1,628       29
Cash and cash equivalents at beginning of year.........................     1,684        56       27
                                                                         --------   -------  -------
Cash and cash equivalents at end of year...............................   $ 2,879   $ 1,684  $    56
                                                                          =======   =======  =======


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

TALX Corporation ("TALX" or the "Company") provides interactive Web, interactive voice response (IVR), computer telephony (CTI) software and services to large organizations such as Fortune 500 companies and federal government agencies. The Company's software and services enable an organization's employees, customers, vendors and business partners ("Users") to access, input and update information without human assistance. The Company's software and services enhance service levels, improve productivity and reduce costs by enabling Users to perform self-service transactions. Historically, the Company has designed and implemented "tailored" systems that provide an organization's Users with access to databases of information relating to that organization.

The Work Number for Everyone(R) ("The Work Number(R)") is a national service providing automated access to information from multiple organizations. The Work Number provides automated responses to requests by mortgage lenders or other verifiers for confirmation of employment information about a participating employer's current and former employees.

Tailored software and services are offered by TALX to its customers either installed on customers' premises or on an outsourced services basis. The Company has provided tailored software and services installed at customers' premises since the early 1980s. In 1993, the Company introduced its outsourced services business which allows a client to realize the benefits of the Company's software without incurring the administrative or maintenance responsibilities of operating such a system. For outsourced services customers, the Company maintains the client's database on a system at the Company's facilities, where incoming requests for access to the information are received.

In addition to providing software and services described above, the Company has historically provided database and document services. Database services include providing sales leads and prepress services for directory publishers. Document services include the preparation and mailing of invoices, statements, and confirmation letters for organizations with high-volume requirements. See Note 2 of the Notes to Consolidated Financial Statements.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of TALX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

(d) Short-term Investments

Short-term investments at March 31, 1997 consisted of U.S. government agency debt instruments. The Company classifies its debt and marketable equity securities in one of two categories: available-for-sale or held-to maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. All of the Company's securities were classified as held-to-maturity at March 31, 1997. Interest income is recognized when earned. Debt securities classified as held-to-maturity are stated at amortized cost. The estimated fair value of the short-term investments was approximately the cost basis at March 31, 1997. There were no short-term investments at March 31, 1998.

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

(g) Product Development and Capitalized Software Development Costs

Product development costs are charged to operations as incurred. Software development costs are expensed as incurred until technological feasibility is achieved, after which they are capitalized on a product-by-product basis. Amortization of capitalized software development costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software development costs starts when the product is available for general release to customers.

(h) Revenue Recognition, Work in Progress, and Progress Billings

Revenues from The Work Number are recognized from fees charged to Users for verifications of employment history and salary and from employer conversion and maintenance fees. Customer premises systems revenue is generally recognized upon shipment of the system. The Company sells some customer premises systems through certain strategic alliance relationships. In these instances, revenues are recognized at the time of shipment to the strategic alliance's customer; however, the Company does not have any future obligations related to these types of sales. Outsourced services revenue is recognized as the services are provided. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred maintenance revenue represents the unearned portion of maintenance fees.

(i) Concentration of Credit Risk

The Company sells its sofware and services in a variety of industries. One customer represented approximately 12% and 14%, of revenues in fiscal 1997 and 1996, respectively. No customer represented over 10% of revenues in fiscal 1998. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral; however, it maintains a security interest in hardware until payment is received. Credit losses from customers have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

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

(n) Net Earnings (Loss) Per Share

Effective with the fiscal year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. For all years presented, basic and diluted earnings per share are the same, and there was no effect on previously reported earnings per share. Earnings (loss) per share has been computed using the number of shares of common stock and common stock options and warrants outstanding, assuming conversion of all outstanding preferred stock to 751,111 shares of common stock. The weighted average number of shares used in computing both basic and diluted earnings
(loss) per share was 3,391,621, 4,330,239, and 5,291,381 for fiscal 1996, 1997, and 1998, respectively. The weighted average number of shares was based on common stock outstanding for basic earnings (loss) per share and common stock outstanding and common stock options and warrants for diluted earnings (loss) per share in periods when such common stock options and warrants are not antidilutive.

(2) DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of the amount, $200,000 is in the form of an 8%, three-year subordinated note and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. As of March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively. The Company anticipates disposition of the remaining operations through sale during fiscal 1999.

The Company has classified the database and document services businesses as a discontinued operation and has reclassified the prior period's statements of operations to reflect this change.

Summary balance sheet data as of March 31, 1998 and 1997 is as follows:


                                                            1998     1997
                                                            ----     ----

Current assets ..........................................  $1,392  $1,740
Property and equipment, net .............................     650     732
Other assets ............................................     100     260
                                                           ------  ------
          Total assets ..................................   2,142   2,732
Current liabilities, including provision for loss of $400
     in 1998 and $1,190 in 1997                               985   2,025
                                                           ------  ------
          Net assets of business held for sale ..........  $1,157  $  707
                                                           ======  ======

The results of operations for the discontinued businesses for the years ended March 31, 1998, 1997, and 1996 were as follows:


                                                     MARCH 31,
                                          -----------------------------
                                            1998      1997       1996
                                          -------    -------    -------
                                                  (IN THOUSANDS)

Revenues ..............................   $ 4,284    $ 8,633    $11,149
                                          =======    =======    =======
Loss from discontinued operations .....        --       (260)    (1,052)
Income tax benefit ....................        --        (96)      (349)
                                          -------    -------    -------
   Loss from operations of discontinued
     operations .......................        --       (164)      (703)
                                          -------    -------    -------
Loss on disposal ......................      (592)    (1,428)        --
Income tax benefit ....................      (218)      (528)        --
                                          -------    -------    -------
   Loss on disposal, net ..............      (374)      (900)        --
                                          -------    -------    -------

Net loss ..............................   $  (374)   $(1,064)   $  (703)
                                          =======    =======    =======


(3) TRADE RECEIVABLES

Trade receivables consist of the following:


                                                           MARCH 31,
                                                         ----------------
                                                          1998      1997
                                                         ------    ------
                                                        (IN THOUSANDS)

            Billed receivables......................     $6,581    $6,149

            Unbilled receivables....................      1,919     2,311
                                                         ------    ------
                                                          8,500     8,460
            Less allowance for doubtful accounts....         78        19
                                                         ------    ------
                                                         $8,422    $8,441
                                                         ======    ======

Billings to customers are made in accordance with the terms of the individual contracts.

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                                          Range of
                                                         Estimated
                                                        Useful Lives          MARCH 31,
                                                         (in years)       ----------------
                                                        ------------
                                                                          1998       1997
                                                                          ------    ------
                                                                           (IN THOUSANDS)
 Computer equipment.................................        3--5          $4,401    $3,824

 Office furniture and equipment.....................        5--7             931       926

 Leasehold improvements.............................        3--10          1,426       878
                                                                          ------    ------
                                                                           6,758     5,628
 Less accumulated depreciation and amortization.....                       2,802     2,976
                                                                          ------    ------
                                                                          $3,956    $2,652
                                                                          ======    ======


(5) PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development and capitalized software development costs for the years ended March 31, 1998, 1997, and 1996 were as follows:


                                                                                  MARCH 31,
                                                                        ---------------------------
                                                                          1998      1997      1996
                                                                        -------- --------- --------
                                                                             (IN THOUSANDS)
 Product development costs incurred..................................  $  2,615  $  2,015  $  1,894

 Additions to capitalized software development costs.................    (2,293)   (1,789)   (1,712)
                                                                       --------  --------  --------
 Product development costs charged to general and administrative
    expenses.........................................................  $    322  $    226  $    182
                                                                       ========  ========  ========
 Amortization of capitalized software development costs..............  $  1,558  $  1,161  $  1,184
                                                                       ========  ========  ========



(6) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities for the years ended March 31, 1998 and 1997 consist of the following:



                                              MARCH 31,
                                           ---------------
                                           1998       1997

                                           (IN THOUSANDS)

 Accrued compensation and benefits.....    $   637  $  561

 Other.................................      1,065     911
                                           -------  ------
                                           $ 1,702  $1,472
                                           =======  ======

(7) FINANCING ARRANGEMENTS

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

Subsequent to March 31, 1998, the Company secured a $5,000,000 line of credit facility with a commercial bank. Outstanding borrowings, if any, will bear interest at LIBOR plus 2.25% and will be secured by accounts receivable and inventory.


(8) LEASES

The Company has noncancellable operating leases, primarily for office space and office equipment, that expire through 2003 and provide for purchase or renewal options. During 1991, a partnership, which included the president of the Company, acquired the building where the Company's headquarters are housed. Rent paid to the partnership amounted to $422,600 in 1996. The partnership sold the building to an unrelated party in March 1996.


Total rent expense for operating leases, including contingent rentals, was $708,000 in 1998, $578,000 in 1997, and $595,000 in 1996.

Future minimum lease payments under noncancellable operating leases as of March 31, 1998 are as follows:




                                                                  (IN THOUSANDS)
     Fiscal Year:
           1999  .....................................................  $   796
           2000  .....................................................      754
           2001  .....................................................      699
           2002  .....................................................      434
           2003  .....................................................       12
                                                                        -------
               Total minimum lease payments...........................  $ 2,695
                                                                        =======

(9) INCOME TAXES

Income tax expense (benefit) consists of the following:


                                                                        MARCH 31,
                                                                 -----------------------
                                                                  1998     1997     1996
                                                                 -------  -------  -----

                                                                      (IN THOUSANDS)

  Current--federal...............................................$     -- $    --  $   --
  Deferred:
     Federal  ..................................................     (383)    428      52
     State and local............................................      (33)     38       5
                                                                 -------- -------  ------
            Income tax expense (benefit) before discontinued
              operations........................................     (416)    466      57
  Discontinued operations.......................................     (218)   (624)   (349)
  Extraordinary loss............................................       --    (209)     --
                                                                 -------- -------  ------
            Total income tax (benefit).......................... $   (634)$  (367) $ (292)
                                                                 ======== =======  ======

Income tax expense (benefit) differed from the amounts computed by applying the federal income tax rate of 34% to earnings (loss) from continuing operations before income tax expense (benefit) as a result of the following:


                                                                               MARCH 31,
                                                                    ----------------------------
                                                                      1998      1997      1996
                                                                    --------  --------  --------
                                                                          (IN THOUSANDS)

  Computed  "expected"  tax expense (benefit)....................   $   (383) $    428  $     61
  Increase (decrease) in income taxes resulting from:
     State and local income taxes, net of federal income
       tax benefit...............................................        (22)       25         3
     Other, net..................................................        (11)       13        (7)
                                                                    --------  --------  --------
                                                                    $   (416) $    466  $     57
                                                                    ========  ========  ========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 and 1997 are presented below:

                                                                             MARCH 31,
                                                                          ---------------
                                                                           1998    1997
                                                                          ------- -------
                                                                          (IN THOUSANDS)
     Deferred tax assets:
        Allowance for doubtful accounts.................................  $   137 $    31
        Valuation allowance on inventory................................       94      57
        Accrual for compensated absences................................       42      42
        Accrual for loss on discontinued operations.....................      148     440
        Differences in depreciation.....................................       92     108
        Differences in expense recognition methods......................       --      97
        Net operating loss and tax credit carryforwards.................    2,501   1,472
                                                                          ------- -------
                  Total deferred tax assets.............................    3,014   2,247
                                                                          ------- -------
     Deferred tax liabilities:
        Differences in capitalized software development cost methods....    1,419   1,202
        Differences in revenue recognition methods......................       --      78
        Differences in expense recognition methods......................       43      --
        Differences in depreciation and amortization....................       57      84
                                                                            ----- -------
                  Total deferred tax liabilities........................    1,519   1,364
                                                                           ------  ------
                  Net deferred tax assets...............................   $1,495  $  883
                                                                           ======  ======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. TALX and its subsidiaries carry separate tax histories and, as a result, certain net operating loss carryforwards are available to offset future taxable income of TALX. In order to fully realize the deferred tax assets, TALX will need to generate future taxable income of approximately $4,000,000 prior to the expiration of the net operating loss carryforwards in 2013. Taxable loss of TALX for the years ended March 31, 1998, 1997, and 1996 was $3,138,000, $608,000, and $934,000, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

At March 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $6,900,000, which are available to offset future federal taxable income, if any, through 2013. In addition, the Company has alternative minimum tax credit carryforwards of approximately $22,000, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

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

Activity under the plan for the three years ended March 31, 1998 is as follows:


                                                         WEIGHTED
                                                         AVERAGE
                                             SHARES   EXERCISE PRICE
                                             ------   --------------
  Outstanding at March 31, 1995             322,714     $ 3.85
  Canceled--1996                            (22,714)      3.72
  Exercised--1996                            (1,714)      4.38
                                         ----------
  Outstanding at March 31, 1996             298,286       3.85
  Granted--1997                              88,117       7.00
  Canceled--1997                            (14,203)      3.85
  Exercised--1997                           (30,989)      3.89
                                         ----------
  Outstanding at March 31, 1997             341,211       4.62
  Granted--1998                              53,700       4.98
  Canceled--1998                            (18,774)      5.11
  Exercised--1998                           (17,676)      2.24
                                         ----------
  Outstanding at March 31, 1998             358,461     $ 4.72
                                         ==========

TALX has adopted a stock option plan for outside directors which provides for the issuance of a maximum of 80,000 shares of common stock. Options are granted in the amount of 1,500 shares each to outside directors at prices not less than fair market value as of the date of the grant, which is April 1 of each year. The options vest one year from the date of grant. Options granted amount to 6,000 at March 31, 1998.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997 and fiscal 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been impacted by an immaterial amount (less than $.01 per share) in each year.

The Company made calculations under SFAS No. 123 reflecting only options granted in fiscal 1997 and fiscal 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for fiscal 1997 and fiscal 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 65% in fiscal 1997 and 85% in fiscal 1998; risk-free interest rate of 6.44% in fiscal 1997 and 6.19% in fiscal 1998; expected life of 6 years for both periods; and an expected dividend yield of 0.0% in both periods.


                                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                         -----------------------------------------------------        ---------------------------------

                                          WEIGHTED AVERAGE
                                             REMAINING             WEIGHTED                                 WEIGHTED
      RANGE OF           NUMBER OF        CONTRACTUAL LIFE          AVERAGE            NUMBER OF             AVERAGE
   EXERCISE PRICE         SHARES              (YEARS)           EXERCISE PRICE          SHARES           EXERCISE PRICE
   --------------         ------              -------           --------------          ------           --------------
$0.01   - 3.00                6,853               0.1                 $0.88                6,853               $0.88
$3.01   - 4.50              255,822               2.5                 $4.00              160,931               $4.06
$4.51   - 6.00               21,000               5.6                 $5.75                    0               $0.00
$6.01   - 8.00               80,786               4.3                 $7.05               14,918               $7.00
                         ----------                                                   ----------
                            364,461                                                      182,702
                         ==========                                                   ==========


During fiscal 1997, the shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. As of March 31, 1998, there were 80,000 shares of common stock reserved for the ESPP with 3,285 shares issued in fiscal 1997 and 34,901 shares issued in fiscal 1998.

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

(12) EMPLOYEE BENEFIT PLANS

The Company sponsors a profit-sharing/401(k) plan. The plan covers substantially all of the Company's employees. The Company makes contributions to the plans, subject to ERISA limitations, up to 2% of employees' earnings. Total expense under the plans for the years ended March 31, 1998, 1997, and 1996 was $146,000, $100,000, and $91,000, respectively.

(13) COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation matters arising in the normal course of business. In the opinion of Company management, these matters will not have a material adverse effect on the accompanying consolidated financial statements.

(14) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest totaled $2,000, $438,000, and $503,109 for the years ended March 31, 1998, 1997, and 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is contained under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Director Compensation" included in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained under the captions "Common Stock Ownership of Directors, Nominees, and Officers" and "Common Stock Ownership of Certain Benefical Owners," included in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions," included in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

         (b)      Reports on Form 8-K
                           No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TALX CORPORATION



                                         By          /s/ William W. Canfield
\                                          -------------------------------------
                                                         William W. Canfield
                                                    Chairman, President, Chief
                                                 Executive Officer and Director


Date: June 26, 1998


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     /s/ William W. Canfield             Chairman,  President, Chief                 June 26, 1998
--------------------------------         Executive Officer and Director
         William W. Canfield             (Principal Executive Officer)


     /s/ Richard F. Ford                 Director                                    June 26, 1998
-----------------------------------
      Richard F. Ford

     /s/ Craig E. LaBarge                Director                                    June 26, 1998
---------------------------------
      Craig E. LaBarge

     /s/ Eugene M. Toombs                Director                                    June 26, 1998
-----------------------------
      Eugene M. Toombs

     /s/ M. Steve Yoakum                 Director                                    June 26, 1998
-------------------------------
      M. Steve Yoakum

     /s/ Craig N. Cohen                  Chief Financial Officer                     June 26, 1998
----------------------------------       (Principal Financial
      Craig N. Cohen                     Officer and Principal
                                         Accounting Officer)

                                EXHIBIT INDEX


 EXHIBIT
  NUMBER                          DESCRIPTION

  2.1* Agreement and Plan of Merger, dated as of July 15, 1996, by and between the Company and Intech Group Inc. +

  3.1****   Restated Articles of Incorporation of the Company, as amended

  3.2       Intentionally Omitted

  3.3*      Bylaws of the Company

  4.1       See Exhibits 3.1 and 3.2

  4.2**** Warrant Agreement dated as of October 22, 1996 among the Company, First Albany Corporation and Principal Financial Securities, Inc.

  10.1*     TALX Corporation 1988 Incentive Stock Option Plan ++

  10.2*     Form of Incentive Stock Option Agreement ++

  10.3*     TALX Corporation Amended and Restated 1994 Stock Option Plan ++

  10.4*     Form of Non-Qualified Stock Option Agreement ++

  10.5*     TALX Corporation 1996 Employee Stock Purchase Plan ++

  10.6*     TALX Corporation Outside Directors' Stock Option Plan ++

  10.7      Form of Director Stock Option Agreement

  10.8      Intentionally Omitted

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

  10.14** Securities Purchase Agreement dated November 28, 1990 among the Company, MiTek Industries, Inc., Intech Group Inc., Gateway Venture Partners II, L.P., and Zinsmeyer Trusts Partnership


  10.15* Amendment and Waiver Agreement dated as of July 28, 1996 between the Company, IntechGroup, Inc., Intech Partners, L.P., MiTek Industries, Inc., Gateway Venture Partners II, L.P., Zinsmeyer Trusts Partnership and the Missouri State Employee's Retirement System.

  10.16     Intentionally Omitted

  10.17     Intentionally Omitted

  10.18     Intentionally Omitted

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

  10.25     Southwest Bank Line of Credit Note

  11.1      Statement re Computation of Per Share Earnings

  21.1*     Subsidiaries of the Company

 EXHIBIT
  NUMBER                  DESCRIPTION

  23.1      Consent of KPMG Peat Marwick LLP

  27.1      Financial Data Schedule


  * Incorporated by reference to exhibit with corresponding number to the Company's Registration Statement on Form S-1 (File No. 333-10969)

  ** Incorporated by reference to exhibit with corresponding number to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-10969)

  *** Incorporated by reference to exhibit with corresponding number to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-10969)

  **** Incorporated by reference to exhibit with corresponding number to the Company's Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-21465)

  + The registrant undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.

  ++        Represents management contract or compensatory plan or arrangement.