Form 10-Q
period 1998-05-30
TALX CORP
filed 1998-07-31
CIK 917524

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998 or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of July 24, 1998 there were 5,335,084 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 13.

                        TALX CORPORATION AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                                                                                               PAGE NO.
                                                                                               --------
Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998              3

                  Consolidated Statements of Operations for the Three Months Ended
                  June 30, 1998 and 1997                                                          4

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  June 30, 1998 and 1997                                                          5

                  Notes to Consolidated Financial Statements                                      6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                   7-10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                      10

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                               11

Item 2.           Changes in Securities and Use of Proceeds                                       11

Item 3.           Defaults Upon Senior Securities                                                 11

Item 4.           Submission of Matters to a Vote of Securities Holders                           11

Item 5.           Other Information                                                               11

Item 6.           Exhibits and Reports on Form 8-K                                                11

Signatures                                                                                        12

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                     JUNE 30,                MARCH 31,
                                                                                       1998                    1998
                                                                               ---------------------    --------------------
                                                                                    (unaudited)
                                                     ASSETS
Current assets:
     Cash and cash equivalents                                                      $         1,897        $         2,879
     Trade receivables, net                                                                   8,617                  8,422
     Inventories                                                                              1,006                  1,452
     Prepaid expenses and other current assets                                                  665                    754
     Income tax refund receivable                                                                14                     14
     Deferred tax assets, net                                                                   171                    171
                                                                                    ---------------        ---------------
        Total current assets                                                                 12,370                 13,692
Property and equipment, net                                                                   4,684                  3,956
Capitalized software development costs, net of amortization of
     $5,061 at June 30, 1998 and $4,697 at March 31, 1998                                     3,950                  3,837
Net assets of business held for sale                                                          1,315                  1,157
Deferred tax asset, net                                                                       1,298                  1,324
Other assets                                                                                    162                    155
                                                                                    ---------------        ---------------
                                                                                    $        23,779        $        24,121
                                                                                    ===============        ===============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $         1,856        $         1,778
     Accrued expenses and other liabilities                                                   1,154                  1,702
     Progress billings in excess of work in progress                                            380                    176
     Deferred maintenance revenue                                                               782                    957
                                                                                    ---------------        ---------------
        Total current liabilities                                                             4,172                  4,613
                                                                                    ---------------        ---------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares and
        no shares issued or outstanding at June 30, 1998 and March 31, 1998                       -                      -
     Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,335,084 shares at June 30, 1998
        and 5,316,032 at March 31, 1998                                                          53                     53
     Additional paid-in capital                                                              23,280                 23,225
     Accumulated deficit                                                                     (3,726)                (3,770)
                                                                                    ---------------        ---------------
        Total stockholders' equity                                                           19,607                 19,508
                                                                                    ---------------        ---------------
                                                                                    $        23,779        $        24,121
                                                                                    ===============        ===============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                   (unaudited)


                                                                              Three Months Ended June 30,
                                                                    ------------------------------------------------
                                                                            1998                        1997
                                                                    ---------------------       --------------------
Revenues:
     The Work Number                                                $              1,719        $                777
     Outsourced services                                                             952                         575
     Customer premises systems                                                     2,806                       3,074
     Maintenance and support                                                       1,274                         994
                                                                    --------------------        --------------------
         Total revenues                                                            6,751                       5,420
                                                                    --------------------        --------------------
Cost of revenues:
     The Work Number                                                                 664                         308
     Outsourced services                                                             613                         293
     Customer premises systems                                                     1,726                       1,500
     Maintenance and support                                                         426                         308
                                                                    --------------------        --------------------
         Total cost of revenues                                                    3,429                       2,409
                                                                    --------------------        --------------------
         Gross margin                                                              3,322                       3,011
                                                                    --------------------        --------------------
Operating expenses:
     Selling and marketing                                                         2,224                       1,875
     General and administrative                                                    1,052                         766
                                                                    --------------------        --------------------
         Total operating expenses                                                  3,276                       2,641
                                                                    --------------------        --------------------
         Operating income                                                             46                         370
                                                                    --------------------        --------------------
Other income (expense), net:
     Interest income                                                                  24                          79
     Interest expense                                                                  -                          (1)
     Other, net                                                                        -                           1
                                                                    --------------------        --------------------
         Total other income, net                                                      24                          79
                                                                    --------------------        --------------------
         Earnings from continuing operations
            before income tax expense                                                 70                         449
Income tax expense                                                                    26                         166
                                                                    --------------------        --------------------
Net earnings (loss)                                                 $                 44        $                283
                                                                    ====================        ====================

Basic and diluted earnings per share                                $               0.01        $               0.05
                                                                    ====================        ====================

See accompanying notes to consolidated financial statements.

                        TALX Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                                  Three Months Ended June 30,
                                                                          -------------------------------------------
                                                                                   1997                1998
                                                                             ----------------     ---------------
Cash flows from operating activities:
     Net earnings                                                              $            44      $         283
     Adjustments to reconcile net loss  to net
         cash provided by operating activities:
            Depreciation and amortization                                                  654                611
            Loss on disposal of discontinued operations, net                              (158)                 -
            Deferred taxes                                                                  26                166
            Change in assets and liabilites:
                Trade receivables                                                         (195)               136
                Inventories                                                                446                (70)
                Prepaid expenses and other current assets                                   89                (21)
                Other assets                                                                (7)              (123)
                Accounts payable                                                            78                 98
                Accrued expenses and other liabilites                                     (548)               141
                Progress billings in excess of work in progress, net                       204                (17)
                Deferred maintenance revenue                                              (175)              (344)
                                                                                --------------       ------------
                   Net cash provided by operating activities                               458                860
                                                                                --------------       ------------
Cash flows from investing activites:
     Additions to property and equipment                                                (1,018)              (396)
     Capitalized software development costs                                               (477)              (455)
     Maturities of short-term investments                                                    -              1,068
                                                                                --------------       ------------
                   Net cash used in investing activities                                (1,495)               217
                                                                                --------------       ------------
Cash flows from financing activities
     Issuance of common stock                                                               55                 54
     Payments on capitalized lease obligations                                               -                (12)
                                                                                --------------       ------------
                   Net cash provided by financing activities                                55                 42
                                                                                --------------       ------------
                   Net increase (decrease) in cash and cash equivalents                   (982)             1,119
Cash and cash equivalents at beginning of period                                         2,879              1,684
                                                                                --------------       ------------
Cash and cash equivalents at end of period                                     $         1,897      $       2,803
                                                                                ==============       ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1998 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1998.

2.       EARNINGS PER SHARE
         Effective with the fiscal year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.
         128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The weighted average number of shares used in computing basic and diluted earnings per share was 5,325,076 and 5,506,767, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues are derived from interactive Web, interactive voice response (IVR), computer telephony (CTI) software and services, which consist of The Work Number, outsourced services, the sale of customer premises systems, and maintenance and support services related to those systems.

Revenues derived from The Work Number include fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of salary history of participating employers' current and former employees, ongoing maintenance fees charged to employers and one-time conversion fees from new employers.

The Company's customer premises systems business provides interactive Web, interactive voice response (IVR), computer telephony (CTI) software and services that enable an organization's users to access, input and update information without human assistance. Revenues from customer premises systems are derived from the license or sale of software, custom applications, and related hardware and are generally recognized upon shipment of the system. Sales are effected through a direct sales force and in conjunction with strategic marketing alliances (including third party resellers). The typical size of a system ranges from $35,000 to $200,000 or more and averages approximately $100,000. In the case of a third party reseller, revenues are recognized at the time of shipment to the reseller; however, the Company does not have any future obligations related to these types of sales. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free customer service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

The Company's outsourced services business provides interactive Web and interactive voice response services to organizations that choose not to purchase a customer premises system. The Company maintains a system on its premises that contains a customer database and receives incoming requests for access to the information. Revenues from outsourced services include fees derived from establishment of the service and transaction-based fees.

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

This discussion and analysis contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("Forward Looking Statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the Forward Looking Statements as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, the successful divestiture of the remaining assets of the discontinued operations, intense competition in the interactive web and interactive voice response industry, dependence on certain strategic marketing alliances, risks associated with rapid technological change, a lengthy sales cycle and other factors set forth under "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.



                                                                                 Percentage
                                                                                  Increase
                                                      Three Months              Three Months
                                                     Ended June  30,            Ended June 30,
                                                 ----------------------           1998 over
                                                 1998              1997             1997
                                                 ----              ----             ----
STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                         25.4%             14.4%           121.2%
         Outsourced services                     14.1              10.6             65.6
         Customer premises systems               41.6              56.7             (8.7)
         Maintenance and support                 18.9              18.3             28.2
                                                 ----              ----
              Total revenues                    100.0             100.0             24.6
                                                -----             -----
     Cost of revenues
         The Work Number                          9.8               5.7            115.6
         Outsourced services                      9.1               5.4            109.2
         Customer premises systems               25.6              27.7             15.1
         Maintenance and support                  6.3               5.7             38.3
                                                  ---               ---
              Total cost of revenues             50.8              44.5             42.3
                                                 ----              ----
     Gross margin                                49.2              55.5             10.3
                                                 ----              ----
     Operating expenses
         Selling and marketing                   32.9              34.6             18.6
         General and administrative              15.6              14.1             37.3
                                                 ----              ----
              Total operating expenses           48.5              48.7             24.0
                                                 ----              ----
     Operating income                             0.7               6.8            (87.6)
     Other income (expense), net                  0.4               1.5            (69.6)
                                                  ---               ---
     Earnings from continuing operations
         before income tax expense                1.1               8.3            (84.4)
     Income tax expense                           0.4               3.1            (84.3)
                                                  ---               ---
     Net earnings from continuing operations      0.7%              5.2%           (84.5)
                                                  ===               ===



THREE MONTHS ENDED JUNE 30, 1997 AND 1998

REVENUES. Total revenues increased by 24.6%, from $5.4 million for the three months ended June 30, 1997 to $6.8 million for the three months ended June 30, 1998. Revenues from The Work Number increased 121.2% from $777,000 for the three months ended June 30, 1997 to $1.7 million for the three months ended June 30, 1998, due to the continued expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased 65.6% from $575,000 for the three months ended June 30, 1997 to $1.0 million for the three months ended June 30, 1998, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 8.7% from $3.1 million for the three months ended June 30, 1997 to $2.8 million for the three months ended June 30, 1998. Management believes that the revenue decrease is due principally to a lengthened sales cycle, as customers study the impact of incorporating web-based capabilities in their self-service systems. Revenues from maintenance and support related to the customer premises systems increased 28.2% from $1.0 million for the three months ended June 30, 1997 to $1.3 million for the three months ended June 30, 1998, reflecting the support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 42.3%, from $2.4 million for the three months ended June 30, 1997 to $3.4 million for the three months ended June 30, 1998. Cost of revenues from The Work Number increased 115.6% from $308,000 for the three months ended June 30, 1997 to $664,000 for the three months ended June 30, 1998, due principally to the growth in revenues. Cost of revenues from outsourced services increased by 109.2%, from $293,000 for the three months ended June 30, 1997 to $613,000 for the three months ended June 30, 1998. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 15.1%, from $1.5 million for the three months ended June 30, 1997 to $1.7 million for the three months ended June 30, 1998. This increase in cost is primarily attributable to an increase in fixed labor costs to support possible higher levels of revenue. Cost of revenues from maintenance and support related to customer premises systems increased by 38.3%, from $308,000 for the three months ended June 30, 1997 to $426,000 for the three months ended June 30, 1998, due to the revenue growth and an increase in personnel costs to provide an appropriate level of customer service.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 18.6% from $1.9 million for the three months ended June 30, 1997 to $2.2 million for the three months ended June 30, 1998. As a percentage of revenues, such expenses decreased from 34.6% for the three months ended June 30, 1997 to 32.9% for the three months ended June 30, 1998. The increase in expense reflects the continuing expansion of the Company's sales and marketing efforts, including development of distribution channels both in domestic and international markets. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 37.3% from $766,000 for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998. As a percentage of revenues, such expenses increased from 14.1% for the three months ended June 30, 1997 to 15.6% for the three months ended June 30, 1998. The increase in expense reflects the expansion of the Company's infrastructure to respond to possible increased levels of revenues. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods.

OTHER INCOME (EXPENSE), NET. Interest income decreased 69.6% from $79,000 for the three months ended June 30, 1997 to $24,000 for the three months ended June 30, 1998, due to a lower level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 37.0% for the three months ended June 30, 1997 and 37.1% for the three months ended June 30, 1998.

DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 was in the form of a subordinated note and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. At March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively. The Company anticipates disposition of the remaining operations through sale during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 4.64 to 1, 2.97 to 1 and 2.97 to 1 at March 31, 1997, March 31, 1998 and June 30, 1998, respectively. The Company's working capital was $13,351,000, $9,079,000 and $8,198,000 at March 31, 1997, March 31,
1998 and June 30, 1998, respectively. Total working capital decreased in fiscal 1998 due to the Company's net loss and investments in property and equipment and capitalized software development costs. Total working capital decreased during the three months ended

June 30, 1998 due principally to current year earnings, offset by investments in property and equipment and capitalized software development costs.

The Company's accounts receivable increased from $8,422,000 at March 31, 1998 to $8,617,000 at June 30, 1998. The increase is due to increased revenues in the first quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998, offset by improved collections of accounts receivable. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 199% of revenues at March 31, 1998 to 128% of revenues at June 30, 1998.

The Company's capital expenditures were $2,300,000 in fiscal 1998. At June 30, 1998, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases. The Company believes that its working capital, together with its anticipated cash flows from operations and borrowing capacity under a $5 million line of credit, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Outstanding borrowings, if any, under the line of credit will bear interest at LIBOR plus 2.25% and will be secured by accounts receivable and inventory.

The Company's net increase to capitalized software development costs was $735,000 in fiscal 1998 and $113,000 in the first three months of fiscal 1999. See Notes 1 and 5 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1998.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not required.

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


                                            TALX CORPORATION
                                               (Registrant)


Date: July 31, 1998                By          /s/ William W. Canfield
                                      -----------------------------------------
                                               William W. Canfield
                                               Chairman, President and
                                               Chief Executive Officer


Date: July 31, 1998                By          /s/  Craig N. Cohen
                                      -----------------------------------------
                                               Craig N. Cohen
                                               Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number            Description

3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-21465))

3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-10969))

11.1         Computation of Earnings Per Share

27           Financial Data Schedule
             (provided for the information of the Securities and Exchange Commission only)