Form 10-Q
period 1998-09-30
TALX CORP
filed 1998-11-12
CIK 917524

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998 or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from         to
                                                             --------   --------


                        Commission File Number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)


                 MISSOURI                                     43-0988805
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     1850 BORMAN COURT, ST. LOUIS, MO                           63146

 (Address of principal executive offices)                    (Zip Code)

                                 (314) 434-0046

                             (Registrant's telephone
                          number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of November 6, 1998 there were 5,350,173 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 15.

                        TALX CORPORATION AND SUBSIDIARIES


                             FINANCIAL INFORMATION

                                                                                             PAGE NO.
                                                                                             --------
Item 1.  Financial Statements
                  Consolidated Balance Sheets as of September 30, 1998                           3
                  and March 31, 1998

                  Consolidated Statements of Operations for the Three Months and
                  Six Months Ended September 30, 1998 and 1997                                   4

                  Consolidated Statements of Cash Flows for the Three Months and
                  Six Months Ended September 30, 1998 and 1997                                   5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                 7-12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     12

                          PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                              13

Item 2.           Changes in Securities and Use of Proceeds                                      13

Item 3.           Defaults Upon Senior Securities                                                13

Item 4.           Submission of Matters to a Vote of Securities Holders                          13

Item 5.           Other Information                                                              13

Item 6.           Exhibits and Reports on Form 8-K                                               13

Signatures                                                                                       14

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                    SEPT. 30,            MARCH 31,
                                                                      1998                 1998
                                                                -----------------    -----------------
                                                                   (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $              85    $           2,879
     Trade receivables, net                                                 9,990                8,422
     Inventories                                                            1,203                1,452
     Prepaid expenses and other current assets                                735                  754
     Income tax refund receivable                                              14                   14
     Deferred tax assets, net                                                 146                  171
                                                                -----------------    -----------------
          Total current assets                                             12,173               13,692
Property and equipment, net                                                 5,943                3,956
Capitalized software development costs, net                                 4,091                3,837
Net assets of business held for sale                                        1,393                1,157
Deferred tax asset, net                                                     1,324                1,324
Other assets                                                                  194                  155
                                                                -----------------    -----------------
                                                                $          25,118    $          24,121
                                                                =================    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to bank                                       $             836    $              --
     Accounts payable                                                       1,887                1,778
     Accrued expenses and other liabilities                                 1,463                1,702
     Progress billings in excess of work in progress                          497                  176
     Deferred maintenance revenue                                             776                  957
                                                                -----------------    -----------------
          Total current liabilities                                         5,459                4,613
                                                                -----------------    -----------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000
         shares and no shares issued or outstanding at
         September 30, 1998 and March 31, 1998                                 --                   --
     Common stock, $.01 par value; authorized 30,000,000
         shares, issued and outstanding 5,350,025 shares
         at September 30, 1998 and 5,316,032 at March 31, 1998                 53                   53
     Additional paid-in capital                                            23,335               23,225
     Accumulated deficit                                                   (3,729)              (3,770)
                                                                -----------------    -----------------
           Total stockholders' equity                                      19,659               19,508
                                                                -----------------    -----------------
                                                                $          25,118    $          24,121
                                                                =================    =================

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                   (unaudited)


                                                            Three Months Ended Sept. 30,
                                                            ----------------------------
                                                               1998               1997
                                                            ----------         ---------
Revenues:
     The Work Number                                        $    2,021         $     934
     Outsourced services                                         1,441               895
     Customer premises systems                                   2,425             3,178
     Maintenance and support                                     1,326             1,012
                                                            ----------          --------
         Total revenues                                          7,213             6,019
                                                            ----------          --------
Cost of revenues:
     The Work Number                                               700               416
     Outsourced services                                           807               526
     Customer premises systems                                   1,736             1,512
     Maintenance and support                                       408               305
                                                            ----------          --------
         Total cost of revenues                                  3,651             2,759
                                                            ----------          --------
         Gross margin                                            3,562             3,260
                                                            ----------          --------
Operating expenses:
     Selling and marketing                                       2,353             1,869
     General and administrative                                  1,245               756
                                                            ----------          --------
         Total operating expenses                                3,598             2,625
                                                            ----------          --------
         Operating income (loss)                                   (36)              635
                                                            ----------          --------
Other income (expense), net:
     Interest income                                                25                71
     Interest expense                                              (12)               (1)
     Other, net                                                     19                --
                                                            ----------          --------
         Total other income, net                                    32                70
                                                            ----------          --------
         Earnings (loss) from continuing operations
            before income tax expense (benefit)                     (4)              705
Income tax expense (benefit)                                        (1)              261
                                                            ----------          --------
Net earnings (loss)                                         $       (3)         $    444
                                                            ==========          ========

Basic and diluted earnings per share                        $     0.00          $   0.08
                                                            ==========          ========



                                                             Six Months Ended Sept. 30,
                                                            ----------------------------
                                                               1998               1997
                                                            ----------         ---------
Revenues:
     The Work Number                                        $     3,740         $  1,711
     Outsourced services                                          2,393            1,470
     Customer premises systems                                    5,231            6,252
     Maintenance and support                                      2,600            2,006
                                                            -----------         --------
         Total revenues                                          13,964           11,439
                                                            -----------         --------
Cost of revenues:
     The Work Number                                              1,364              724
     Outsourced services                                          1,420              819
     Customer premises systems                                    3,462            3,012
     Maintenance and support                                        834              613
                                                            -----------         --------
         Total cost of revenues                                   7,080            5,168
                                                            -----------         --------
         Gross margin                                             6,884            6,271
                                                            -----------         --------
Operating expenses:
     Selling and marketing                                        4,577            3,744
     General and administrative                                   2,297            1,522
                                                            -----------         --------
         Total operating expenses                                 6,874            5,266
                                                            -----------         --------
         Operating income (loss)                                     10            1,005
                                                            -----------         --------
Other income (expense), net:
     Interest income                                                 49              150
     Interest expense                                               (12)              (2)
     Other, net                                                      19                1
                                                            -----------         --------
         Total other income, net                                     56              149
                                                            -----------         --------
         Earnings (loss) from continuing operations
            before income tax expense (benefit)                      66            1,154
Income tax expense (benefit)                                         25              427
                                                            -----------         --------
Net earnings (loss)                                         $        41         $    727
                                                            ===========         ========

Basic and diluted earnings per share                        $      0.01         $   0.13
                                                            ===========         ========



See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                   Six Months Ended Sept. 30,
                                                                                  ---------------------------
                                                                                       1998            1997
                                                                                   ------------     ---------
Cash flows from operating activities:
     Net earnings                                                                  $         41     $     727

     Adjustments to reconcile net earnings to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                                                 1,340         1,276
            Loss on disposal of discontinued operations, net                               (236)            0
            Deferred taxes                                                                   25           427
            Change in assets and liabilities:
                Trade receivables                                                        (1,568)       (1,256)
                Inventories                                                                 249          (111)
                Prepaid expenses and other current assets                                    19            62
                Other assets                                                                (39)         (548)
                Accounts payable                                                            109           250
                Accrued expenses and other liabilities                                     (239)           14
                Progress billings in excess of work in progress, net                        321            14
                Deferred maintenance revenue                                               (181)         (434)
                                                                                   ------------     ---------
                                   Net cash provided by (used in)
                                    operating activities                                   (159)          421
                                                                                   ------------     ---------
Cash flows from investing activities:
     Additions to property and equipment                                                 (2,648)       (1,062)
     Capitalized software development costs                                                (933)       (1,037)
     Maturities of short-term investments                                                     0         1,055
                                                                                   ------------     ---------
                                   Net cash used in investing activities                 (3,581)       (1,044)
                                                                                   ------------     ---------
Cash flows from financing activities
     Issuance of common stock                                                               110            79
     Borrowings under line of credit                                                        836             0
     Payments on capitalized lease obligations                                                0           (18)
                                                                                   ------------     ---------
                                   Net cash provided by financing activities                946            61
                                                                                   ------------     ---------
                                   Net decrease in cash and cash equivalents             (2,794)         (562)
Cash and cash equivalents at beginning of period                                          2,879         1,684
                                                                                   ------------     ---------
Cash and cash equivalents at end of period                                         $         85     $   1,122
                                                                                   ============     =========



See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1998 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1998.

2.       EARNINGS PER SHARE
         Effective with the fiscal year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.
         128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The weighted average number of shares used in computing basic and diluted earnings per share was 5,333,815 and 5,511,002, respectively.

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

The Company's customer premises systems business provides interactive Web, IVR, CTI software and services that enable an organization's users to access, input and update information without human assistance. Revenues from customer premises systems are derived from the license or sale of software, custom applications, and related hardware and are generally recognized upon shipment of the system. Sales are effected through a direct sales force and in conjunction with strategic marketing alliances (including third party resellers). In the case of a third party reseller, revenues are recognized at the time of shipment to the reseller; however, the Company does not have any future obligations related to these types of sales. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free customer service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

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

This discussion and analysis contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("Forward Looking Statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Year 2000 matters. All statements other than statements of historical facts are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the Forward Looking Statements as a result of risks facing the Company. Such risks include, but are not limited to,
(1) the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, (2) the successful divestiture of the remaining assets of the discontinued operations, (3) intense competition in the interactive web and interactive voice response industry, (4) dependence on certain strategic marketing alliances, (5) risks associated with rapid technological change, (6) risks associated with a lengthy sales cycle and (7) other factors set forth under "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission.

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


                                                                                             Percentage Increase
                                                                                       -------------------------------
                                                   Three Months          Six Months       Three Months   Six Months
                                                  Ended Sept. 30,      Ended Sept. 30,  Ended Sept. 30, Ended Sept. 30,
                                               ------------------   ------------------     1998 over      1998 over
                                               1998       1997      1998         1997         1997          1997
                                               ----       ----      ----         ----         ----          ----
STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                       28.0%      15.5%      26.8%      15.0%       116.4%       118.6%
         Outsourced services                   20.0       14.9       17.1       12.9         61.0         62.8
         Customer premises systems             33.6       52.8       37.5       54.6        (23.7)       (16.3)
         Maintenance and support               18.4       16.8       18.6       17.5         31.0         29.6
                                              -----      -----      -----      -----
              Total revenues                  100.0      100.0      100.0      100.0         19.8         22.1
                                              -----      -----      -----      -----
     Cost of revenues
         The Work Number                        9.7        6.9        9.7        6.3         68.3         88.4
         Outsourced services                   11.2        8.7       10.2        7.2         53.4         73.4
         Customer premises systems             24.1       25.1       24.8       26.3         14.8         14.9
         Maintenance and support                5.6        5.1        6.0        5.4         33.8         36.1
                                                ---        ---        ---        ---
              Total cost of revenues           50.6       45.8       50.7       45.2         32.3         37.0
                                               ----       ----       ----       ----
     Gross Margin                              49.4       54.2       49.3       54.8          9.3          9.8
                                               ----       ----       ----       ----
     Operating expenses
         Selling and marketing                 32.6       31.1       32.8       32.7         25.9         22.2
         General and administrative            17.3       12.6       16.4       13.3         64.7         50.9
                                               ----       ----       ----       ----
              Total operating expenses         49.9       43.7       49.2       46.0         37.1         30.5
                                               ----       ----       ----       ----
     Operating income (loss)                   (0.5)      10.5        0.1        8.8       (105.7)       (99.0)
     Other income (expense), net                0.5        1.2        0.4        1.3        (54.3)       (62.4)
                                                ---        ---        ---        ---
     Earnings from continuing operations
         before income tax expense              0.0       11.7        0.5       10.1       (100.6)       (94.3)
     Income tax expense                         0.0        4.3        0.2        3.7       (100.4)       (94.1)
                                                ---        ---        ---        ---
     Earnings from continuing
         operations                             0.0        7.4        0.3        6.4       (100.7)       (94.4)
     Discontinued operations, net               0.0        0.0        0.0        0.0           --           --
                                                ---        ---        ---        ---
     Net earnings                               0.0%       7.4%       0.3%       6.4%      (100.7)%      (94.4)%
                                                ===        ===        ===        ===

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

REVENUES. Total revenues increased by 19.8%, from $6.0 million for the three months ended September 30, 1997 to $7.2 million for the three months ended September 30, 1998. Revenues from The Work Number increased 116.4% from $934,000 for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998, due to the continued expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased 61.0% from $895,000 for the three months ended September 30, 1997 to $1.4 million for the three months ended September 30, 1998, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 23.7% from $3.2 million for the three months ended September 30, 1997 to $2.4 million for the three months ended September 30, 1998. Management believes that the revenue decrease is due principally to a lengthened sales cycle, as customers study the impact of incorporating web-based capabilities in their self-service systems. Revenues from maintenance and support related to the customer premises systems increased 31.0% from $1.0 million for the three months ended September 30, 1997 to $1.3 million for the three months ended September 30, 1998, reflecting the support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 32.3%, from $2.8 million for the three months ended September 30, 1997 to $3.7 million for the three months ended September 30, 1998. Cost of revenues from The Work Number increased 68.3% from $416,000 for the three months ended September 30, 1997 to $700,000 for the three months ended September 30, 1998, due principally to the growth in revenues. Cost of revenues from outsourced services increased by 53.4%, from $526,000 for the three months ended September 30, 1997 to $807,000 for the three months ended September 30, 1998. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 14.8%, from $1.5 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998. This increase in cost is primarily attributable to an increase in fixed labor costs. Cost of revenues from maintenance and support related to customer premises systems increased by 33.8%, from $305,000 for the three months ended September 30, 1997 to $408,000 for the three months ended September 30, 1998, due to the revenue growth and an increase in personnel costs to provide an appropriate level of customer service.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 25.9% from $1.9 million for the three months ended September 30, 1997 to $2.4 million for the three months ended September 30, 1998. As a percentage of revenues, such expenses increased from 31.1% for the three months ended September 30, 1997 to 32.6% for the three months ended September 30, 1998. The increase in expense reflects the continuing expansion of the Company's sales and marketing efforts. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 64.7% from $756,000 for the three months ended September 30, 1997 to $1.2 million for the three months ended September 30, 1998. As a percentage of revenues, such expenses increased from 12.6% for the three months ended September 30, 1997 to 17.3% for the three months ended September 30, 1998. The increase in expense reflects the expansion of the Company's infrastructure to respond to increased revenues and possible future increased levels of revenues. The increase in the expense as a percentage of revenues is reflective of revenues being lower than management expectations. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods, but decrease as a percentage of total revenues.

OTHER INCOME (EXPENSE), NET. Interest income decreased 64.8% from $71,000 for the three months ended September 30, 1997 to $25,000 for the three months ended September 30, 1998, due to a lower level of invested funds. The Company also incurred $12,000 of interest expense on borrowings under its line of credit during the three months ended September 30, 1998.

INCOME TAX EXPENSE. The Company's effective income tax rate was 37.0% for the three months ended September 30, 1997 and for the three months ended September 30, 1998.


SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

REVENUES. Total revenues increased by 22.1%, from $11.4 million for the six months ended September 30, 1997 to $14.0 million for the six months ended September 30, 1998. Revenues from The Work Number increased 118.6% from $1.7 million for the six months ended September 30, 1997 to $3.7 million for the six months ended September 30, 1998, due to the continued expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased 62.8% from $1.5 million for the six months ended September 30, 1997 to $2.4 million for the six months ended September 30, 1998, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 16.3% from $6.3 million for the six months ended September 30, 1997 to $5.2 million for the six months ended September 30, 1998. Management believes that the revenue decrease is due principally to a lengthened sales cycle, as customers study the impact of incorporating web-based capabilities in their self-service systems. Revenues from maintenance and support related to the customer premises systems increased 29.6% from $2.0 million for the six months ended September 30, 1997 to $2.6 million for the six months ended September 30, 1998, reflecting the support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 37.0%, from $5.2 million for the six months ended September 30, 1997 to $7.1 million for the six months ended September 30, 1998. Cost of revenues from The Work Number increased 88.4% from $724,000 for the six months ended September 30, 1997 to $1.4 million for the six months ended September 30, 1998, due principally to the growth in revenues. Cost of revenues from outsourced services increased by 73.4%, from $819,000 for the six months ended September 30, 1997 to $1.4 million for the six months ended September 30, 1998. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 14.9%, from $3.0 million for the six months ended September 30, 1997 to $3.5 million for the six months ended September 30, 1998. This increase in cost is primarily attributable to an increase in fixed labor costs. Cost of revenues from maintenance and support related to customer premises systems increased by 36.1%, from $613,000 for the six months ended September 30, 1997 to $834,000 for the six months ended September 30, 1998, due to the revenue growth and an increase in personnel costs to provide an appropriate level of customer service.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 22.2% from $3.7 million for the six months ended September 30, 1997 to $4.6 million for the six months ended September 30, 1998. As a percentage of revenues, such expenses increased from 32.7% for the six months ended September 30, 1997 to 32.8% for the six months ended September 30, 1998. The increase in expense reflects the continuing expansion of the Company's sales and marketing efforts. The Company anticipates that selling and marketing expenses will continue to increase in dollar amount as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 50.9% from $1.5 million for the six months ended September 30, 1997 to $2.3 million for the six months ended September 30, 1998. As a percentage of revenues, such expenses increased from 13.3% for the six months ended September 30, 1997 to 16.4% for the six months ended September 30, 1998. The increase in expense reflects the expansion of the Company's infrastructure to respond to increased revenues and possible future increased levels of revenues. The increase in the expense as a percentage of revenues is reflective of revenues being lower than management expectations. The Company anticipates that general and administrative expenses will increase in dollar amount in future periods, but decrease as a percentage of total revenues.

OTHER INCOME (EXPENSE), NET. Interest income decreased 67.3% from $150,000 for the six months ended September 30, 1997 to $49,000 for the six months ended September 30, 1998, due to a lower level of invested funds. The Company also incurred $12,000 of interest expense on borrowings under its line of credit during the six months ended September 30, 1998.

INCOME TAX EXPENSE. The Company's effective income tax rate was 37.0% for the three months ended September 30, 1997 and for the three months ended September 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 4.64 to 1, 2.97 to 1 and 2.23 to 1 at March 31, 1997, March 31, 1998 and September 30, 1998, respectively. The Company's working capital was $13.4 million, $9.1 million and $6.7 million at March 31, 1997, March 31, 1998 and September 30, 1998, respectively. Total working capital decreased in fiscal 1998 due to the Company's net loss and investments in property and equipment and capitalized software development costs. Total working capital decreased during the six months ended June 30, 1998 due principally to current year earnings, offset by investments in property and equipment and capitalized software development costs.

The Company's accounts receivable increased from $8.4 million at March 31, 1998 to $10.0 million at September 30, 1998. The increase is due to increased revenues in the second quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998, offset by improved collections of accounts receivable. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 199% of revenues at March 31, 1998 to 138% of revenues at September 30, 1998.

The Company's capital expenditures were $2.3 million in fiscal 1998 and $2.6 million for the first six months of fiscal 1999. At September 30, 1998, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases. The Company believes that its working capital, together with its anticipated cash flows from operations and borrowing capacity under a $5 million line of credit, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Outstanding borrowings under the line of credit bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory.

The Company's net increase to capitalized software development costs was $735,000 in fiscal 1998 and $254,000 in the first six months of fiscal 1999. See Notes 1 and 5 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1999.

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

During fiscal 1998, the Company initiated a program to review, replace and upgrade its internal use information systems and non-information technology systems to accommodate the Company's growth, improve productivity and remedy any century compliance problems. The Company has substantially completed the inventory phase for its hardware and purchased software. The assessment and remediation stages are currently underway. This phase is expected to be substantially complete by March 31, 1999. Testing is targeted for completion by June 30, 1999. To a large extent, the Company is dependant on its suppliers and their efforts. The Company believes that its internal use information systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its internal use information systems in timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. The Company is also evaluating whether to develop a contingency plan, in the event some systems are not year 2000 compliant prior to the end of calender 1999.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

         (a) The annual meeting of shareholders of the Company was held at 2:00 p.m., local time, on Thursday, September 10, 1998, in St. Louis, Missouri.

         (b) The Company's stockholders voted on the following matters:

              Election of Director - The following person was the nominee of the Board of Directors who was elected as a director at the annual meeting: Craig E. LaBarge. 4,939,448 votes were cast for the election of Mr. LaBarge and 34,927 votes were withheld.

              Approval of Amendment to the Company's Amended and Restated 1994 Stock Option Plan - This amendment included an increase in the number of authorized shares issuable thereunder from 430,000 to 930,000. 3,504,074 votes were cast for approval of the amendment, 79,299 votes were cast against the amendment, and there were 3,700 abstentions.

              Approval of Amendment to the Company's 1996 Employee Stock Purchase Plan - This amendment included an increase in the number of authorized shares issuable thereunder from 80,000 to 200,000. 3,531,704 votes were cast for approval of the amendment, 46,969 votes were cast against the amendment, and there were 6,700 abstentions.

              Ratification of Selection of Independent Auditors - The stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 1999. 4,957,036 votes were cast in favor of the appointment, 10,939 votes were cast against, and there were 6,400 abstentions.

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


                                       TALX CORPORATION
                                         (Registrant)


Date: November 12, 1998        By      /s/ William W. Canfield
                                  ----------------------------------------------
                                       William W. Canfield
                                       Chairman, President and
                                       Chief Executive Officer


Date: November 12, 1998        By      /s/  Craig N. Cohen
                                  ----------------------------------------------
                                       Craig N. Cohen
                                       Chief Financial Officer

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