Form 10-Q
period 1998-12-31
TALX CORP
filed 1999-02-05
CIK 917524

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 31, 1998 or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of January 15, 1999 there were 5,468,702 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 15.

                        TALX CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1998               3
          and March 31, 1998

          Consolidated Statements of Operations for the Three Months and
          Nine Months Ended December 31, 1998 and 1997                      4

          Consolidated Statements of Cash Flows for the Three Months and
          Nine Months Ended December 31, 1998 and 1997                      5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7-12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        12

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 13

Item 2.   Changes in Securities and Use of Proceeds                         13

Item 3.   Defaults Upon Senior Securities                                   13

Item 4.   Submission of Matters to a Vote of Securities Holders             13

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                  14

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                        DEC. 31,      MARCH 31,
                                                                                          1998         1998
                                                                                    --------------  --------------
                                                                                     (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $    613       $  2,879
     Trade receivables, net                                                             9,747          8,422
     Inventories                                                                          989          1,452
     Prepaid expenses and other current assets                                            800            754
     Income tax refund receivable                                                          14             14
     Deferred tax assets, net                                                             181            171
                                                                                     --------       --------
       Total current assets                                                            12,344         13,692
Property and equipment, net                                                             6,080          3,956
Capitalized software development costs, net                                             3,998          3,837
Net assets of business held for sale                                                    1,071          1,157
Deferred tax asset, net                                                                 1,324          1,324
Other assets                                                                              388            155
                                                                                     --------       --------
                                                                                     $ 25,205       $ 24,121
                                                                                     ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to bank                                                            $  1,232       $    -
     Accounts payable                                                                   1,690          1,778
     Accrued expenses and other liabilities                                             1,081          1,702
     Progress billings in excess of work in progress                                      430            176
     Deferred maintenance revenue                                                       1,189            957
                                                                                     --------       --------
       Total current liabilities                                                        5,622          4,613
                                                                                     --------       --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares and
        no shares issued or outstanding at December 31, 1998 and March 31, 1998           -              -
     Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,468,702 shares at December 31, 1998
        and 5,316,032 at March 31, 1998                                                    55             53
     Additional paid-in capital                                                        23,350         23,225
     Accumulated deficit                                                               (3,822)        (3,770)
                                                                                     --------       --------
        Total stockholders' equity                                                     19,583         19,508
                                                                                     --------       --------
                                                                                     $ 25,205       $ 24,121
                                                                                     ========       ========



See accompanying notes to consolidated financial statements.

                       TALX Corporation and Subsidiaries
                     Consolidated Statements of Operations
              (dollars in thousands, except per share information)
                                  (unaudited)

                                                            Three Months Ended Dec. 31,  Nine Months Ended Dec. 31,
                                                            --------------------------- ---------------------------
                                                                1998           1997         1998          1997
                                                            ------------    ----------- ------------  -------------
Revenues:
  The Work Number                                              $   2,518     $  1,151     $  6,258     $  2,862
  Outsourced services                                              1,791        1,043        4,184        2,513
  Customer premises systems                                        2,843        2,376        8,074        8,628
  Maintenance and support                                          1,133        1,022        3,733        3,028
                                                               ---------     --------       ------     --------
    Total revenues                                                 8,285        5,592       22,249       17,031
                                                               ---------     --------       ------     --------
Cost of revenues:
  The Work Number                                                    871          496        2,235        1,220
  Outsourced services                                              1,021          604        2,441        1,423
  Customer premises systems                                        2,302        1,590        5,764        4,602
  Maintenance and support                                            367          324        1,201          937
                                                               ---------     --------       ------     --------
    Total cost of revenues                                         4,561        3,014       11,641        8,182
                                                               ---------     --------       ------     --------
    Gross margin                                                   3,724        2,578       10,608        8,849
                                                               ---------     --------       ------     --------
Operating expenses:
  Selling and marketing                                            2,091        1,848        6,668        5,592
  General and administrative                                       1,209          916        3,506        2,438
  Restructuring charge                                               496          -            496          -
                                                               ---------     --------       ------     --------
    Total operating expenses                                       3,796        2,764       10,670        8,030
                                                               ---------     --------       ------     --------
    Operating income (loss)                                          (72)        (186)         (62)         819
                                                               ---------     --------       ------     --------
Other income (expense), net:
  Interest income                                                      3           51           52          201
  Interest expense                                                   (26)         -            (38)          (2)
  Other, net                                                         -            (74)          19          (73)
                                                               ---------     --------       ------     --------
    Total other income (expense), net                                (23)         (23)          33          126
                                                               ---------     --------       ------     --------
    Earnings (loss) before income tax expense (benefit)              (95)        (209)         (29)         945
Income tax expense (benefit)                                         (35)         (77)         (10)         350
                                                               ---------     --------       ------     --------
Net earnings (loss)                                            $     (60)    $   (132)      $  (19)    $    595
                                                               =========     ========       ======     ========

Basic and diluted earnings (loss) per share                    $   (0.01)    $  (0.02)      $(0.00)    $   0.11
                                                               =========     ========       ======     ========

See accompanying notes to consolidated financial statements

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                                      Nine Months Ended Dec. 31,
                                                                                    ------------------------------
                                                                                        1998              1997
                                                                                    -----------        -----------
Cash flows from operating activities:
     Net earnings                                                                    $   (19)           $   595
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
            Depreciation and amortization                                              2,171              1,952
            Net assets of business held for sale                                          86                -
            Deferred taxes                                                               (10)               349
            Change in assets and liabilities:
                Trade receivables                                                     (1,325)            (1,909)
                Inventories                                                              463               (137)
                Prepaid expenses and other current assets                                (46)              (124)
                Other assets                                                            (233)              (730)
                Accounts payable                                                         (88)              (144)
                Accrued expenses and other liabilities                                  (621)               141
                Progress billings in excess of work in progress, net                     254                 59
                Deferred maintenance revenue                                             232                 29
                                                                                     -------            -------
                   Net cash provided by operating activities                             864                 81
                                                                                     -------            -------
Cash flows from investing activities:
     Additions to property and equipment                                              (3,202)            (1,734)
     Capitalized software development costs                                           (1,254)            (1,735)
     Maturities of short-term investments                                                  -              3,091
                                                                                     -------            -------
                   Net cash used in investing activities                              (4,456)              (378)
                                                                                     -------            -------
Cash flows from financing activities
     Issuance of common stock                                                            217                146
     Borrowings under line of credit                                                   1,232                -
     Purchases of treasury stock                                                        (123)               -
     Payments on capitalized lease obligations                                           -                  (36)
                                                                                     -------            -------
                   Net cash provided by financing activities                           1,326                110
                                                                                     -------            -------
                   Net decrease in cash and cash equivalents                          (2,266)              (187)
Cash and cash equivalents at beginning of period                                       2,879              1,684
                                                                                     -------            -------
Cash and cash equivalents at end of period                                           $   613            $ 1,497
                                                                                     =======            =======


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1998 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1998.

2.       EARNINGS PER SHARE

         Effective with the fiscal year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.
         128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The weighted average number of shares used in computing basic and diluted earnings per share for the nine months ended December 31, 1998 was 5,370,136 and 5,508,480, respectively.

3.       RESTRUCTURING CHARGE

         During the quarter ended December 31, 1998, the Company reorganized its sales and delivery operations and refocused its product line, related to its customer premises systems line of business. In conjunction with the reorganization, the Company reduced its workforce by approximately 8% and closed certain regional sales offices. As a result of these actions, the Company incurred restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs. These items are reflected in the line item "restructuring charge" on the statement of operations and $257,000 is reflected in accrued expenses on the balance sheet.

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

In addition to providing software and services, the Company has historically provided database and document services. Database services include sales leads and pre-press services for directory publishers, and document services include the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. Revenues from database and document services are recognized as the services are performed through progress billings. These customers' contracts cover periods generally from one to six months and progress billings are made in accordance with individual customer contract terms. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. In January 1997, the document services business was sold. The Company is actively marketing its database services business.

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


                                                                                                Percentage Change
                                                   Three Months          Nine Months     --------------------------------
                                                  Ended Dec. 31,        Ended Dec. 31,    Three Months      Nine Months
                                               -----------------     -----------------   Ended Dec. 31,    Ended Dec. 31,
                                               1998       1997       1998       1997       1998 over         1998 over
                                               ----       ----       ----       ----         1997              1997
                                                                                             ----              ----

STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                       30.4%      20.6%      28.1%      16.8%       118.8%            118.7%
         Outsourced services                   21.6       18.6       18.8       14.8         71.7              66.5
         Customer premises systems             34.3       42.5       36.3       50.6         19.7              (6.4)
         Maintenance and support               13.7       18.3       16.8       17.8         10.9              23.3
                                              -----      -----      -----      -----
              Total revenues                  100.0      100.0      100.0      100.0         48.2              30.6
                                              -----      -----      -----      -----
     Cost of revenues
         The Work Number                       10.5        8.9       10.0        7.1         75.6              83.2
         Outsourced services                   12.3       10.8       11.0        8.4         69.0              71.5
         Customer premises systems             27.9       28.4       25.9       27.0         44.8              25.2
         Maintenance and support                4.4        5.8        5.4        5.5         13.3              28.2
                                              -----      -----      -----      -----
              Total cost of revenues           55.1       53.9       52.3       48.0         51.3              42.3
                                              -----      -----      -----      -----
     Gross margin                              44.9       46.1       47.7       52.0         44.5              19.9
                                              -----      -----      -----      -----
     Operating expenses
         Selling and marketing                 25.2       33.0       30.0       32.9         13.1              19.2
         General and administrative            14.6       16.4       15.8       14.3         32.0              43.8
         Restructuring charge                   6.0        0.0        2.2        0.0          *                 *
                                              -----      -----      -----      -----
              Total operating expenses         45.8       49.4       48.0       47.2         37.3              32.9
                                              -----      -----      -----      -----
     Operating income (loss)                   (0.9)      (3.3)      (0.3)       4.8          *              (107.9)
     Other income (expense), net               (0.2)      (0.4)       0.1        0.7          0.0%            (73.8)
                                              -----      -----      -----      -----
     Earnings (loss) before income tax exp
       (benefit)                               (1.1)      (3.7)      (0.2)       5.5          *              (103.1)
     Income tax expense (benefit)              (0.4)      (1.4)      (0.1)       2.0          *              (102.9)
                                              -----      -----      -----      -----
     Net earnings (loss)                       (0.7)%     (2.3)%     (0.1)%      3.5%         *              (103.2)%
                                              =====      =====      =====      =====




THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

REVENUES. Total revenues increased by 48.2%, from $5.6 million for the three months ended December 31, 1997 to $8.3 million for the three months ended December 31, 1998. Revenues from The Work Number increased 118.8% from $1.2 million for the three months ended December 31, 1997 to $2.5 million for the three months ended December 31, 1998, due to the continued expansion of marketing to employers and verifiers on a nationwide basis and an increase in the number of employment records, and related transaction volume, on the system. Revenues from outsourced services increased 71.7% from $1.0 million for the three months ended December 31, 1997 to $1.8 million for the three months ended December 31, 1998, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased 19.7% from $2.4 million for the three months ended December 31, 1997 to $2.8 million for the three months ended December 31, 1998. Management believes that the revenue increase is due to the Company having a higher backlog at the beginning of the third fiscal quarter of 1999 over the comparable quarter of fiscal 1998, offset by a lengthened sales cycle. Revenues from maintenance and support related to the customer premises systems increased 10.9% from $1.0 million for the three months ended December 31, 1997 to $1.1 million for the three months ended December 31, 1998, reflecting the support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 51.3%, from $3.0 million for the three months ended December 31, 1997 to $4.6 million for the three months ended December 31, 1998. Cost of revenues from The Work Number increased 75.6% from $496,000 for the three months ended December 31, 1997 to $871,000 for the three months ended December 31, 1998, due principally to the growth in revenues. Cost of revenues from outsourced services increased by 69.0%, from $604,000 for the three months ended December 31, 1997 to $1.0 million for the three months ended December 31, 1998. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 44.8%, from $1.6 million for the three months ended December 31, 1997 to $2.3 million for the three months ended December 31, 1998. This increase in cost is attributable to the increase in revenues and an increase in labor costs. Cost of revenues from maintenance and support related to customer premises systems increased by 13.3%, from $324,000 for the three months ended December 31, 1997 to $367,000 for the three months ended December 31, 1998, due to the revenue growth and an increase in personnel costs to provide an appropriate level of customer service.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 13.1% from $1.8 million for the three months ended December 31, 1997 to $2.1 million for the three months ended December 31, 1998. As a percentage of revenues, such expenses decreased from 33.0% for the three months ended December 31, 1997 to 25.2% for the three months ended December 31, 1998. The increase in expense reflects the expansion of the Company's sales and marketing efforts. The decrease in expense as a percentage of revenues reflects a better leveraging of sales and marketing costs as revenues increased.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 32.0% from $916,000 for the three months ended December 31, 1997 to $1.2 million for the three months ended December 31, 1998. As a percentage of revenues, such expenses decreased from 16.4% for the three months ended December 31, 1997 to 14.6% for the three months ended December 31, 1998. The increase in expense reflects the expansion of the Company's infrastructure to respond to increased revenues and possible future increased levels of revenues. The decrease in the expense as a percentage of revenues is reflective of a better leveraging of costs as revenues increased.

RESTRUCTURING CHARGE. During the quarter ended December 31, 1998, the Company reorganized its sales and delivery operations and refocused its product line, related to its customer premises systems line of business. In conjunction with the reorganization, the Company reduced its workforce by approximately 8% and closed certain regional sales offices. As a result of these actions, the Company incurred restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs.

OTHER INCOME (EXPENSE), NET. Interest income decreased 94.1% from $51,000 for the three months ended December 31, 1997 to $3,000 for the three months ended December 31, 1998, due to a lower level of invested funds. The Company also incurred $26,000 of interest expense on borrowings under its line of credit during the three months ended December 31, 1998.

INCOME TAX EXPENSE. The Company's effective income tax rate was 36.8% for the three months ended December 31, 1997 and for the three months ended December 31, 1998.


NINE MONTHS ENDED DECEMBER 31, 1997 AND 1998

REVENUES. Total revenues increased by 30.6%, from $17.0 million for the nine months ended December 31, 1997 to $22.2 million for the nine months ended December 31, 1998. Revenues from The Work Number increased 118.7% from $2.9 million for the nine months ended December 31, 1997 to $6.3 million for the nine months ended December 31, 1998, due to the continued expansion of marketing on a nationwide basis and an increase in the number of employment records on the system. Revenues from outsourced services increased 66.5% from $2.5 million for the nine months ended December 31, 1997 to $4.2 million for the nine months ended December 31, 1998, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 6.4% from $8.6 million for the nine months ended December 31, 1997 to $8.1 million for the nine months ended December 31, 1998. Management believes that the revenue decrease is due principally to a lengthened sales cycle.

Revenues from maintenance and support related to the customer premises systems increased 23.3% from $3.0 million for the nine months ended December 31, 1997 to $3.7 million for the nine months ended December 31, 1998, reflecting the support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 42.3%, from $8.2 million for the nine months ended December 31, 1997 to $11.6 million for the nine months ended December 31, 1998. Cost of revenues from The Work Number increased 83.2% from $1.2 million for the nine months ended December 31, 1997 to $2.2 million for the nine months ended December 31, 1998, due principally to the growth in revenues. Cost of revenues from outsourced services increased by 71.5%, from $1.4 million for the nine months ended December 31, 1997 to $2.4 million for the nine months ended December 31, 1998. This increase in cost is attributable to the revenue growth described above and the increase of fixed labor costs and telephone and network infrastructure to support possible future increases in revenue. Cost of revenues from customer premises systems increased by 25.2%, from $4.6 million for the nine months ended December 31, 1997 to $5.8 million for the nine months ended December 31, 1998. This increase in cost is primarily attributable to an increase in labor costs. Cost of revenues from maintenance and support related to customer premises systems increased by 28.2%, from $937,000 for the nine months ended December 31, 1997 to $1.2 million for the nine months ended December 31, 1998, due to the revenue growth and an increase in personnel costs to provide an appropriate level of customer service.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 19.2% from $5.6 million for the nine months ended December 31, 1997 to $6.7 million for the nine months ended December 31, 1998. As a percentage of revenues, such expenses decreased from 32.9% for the nine months ended December 31, 1997 to 30.0% for the nine months ended December 31, 1998. The increase in expense reflects the expansion of the Company's sales and marketing efforts. The decrease in expense as a percentage of revenues reflects a better leveraging of sales and marketing costs as revenues increased.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 43.8% from $2.4 million for the nine months ended December 31, 1997 to $3.5 million for the nine months ended December 31, 1998. As a percentage of revenues, such expenses increased from 14.3% for the nine months ended December 31, 1997 to 15.8% for the nine months ended December 31, 1998. The increase in expense reflects the expansion of the Company's infrastructure to respond to increased revenues and possible future increased levels of revenues. The increase in the expense as a percentage of revenues is reflective of revenues for the nine months being lower than management expectations.

RESTRUCTURING CHARGE. During the quarter ended December 31, 1998, the Company reorganized its sales and delivery operations and refocused its product line, related to its customer premises systems line of business. In conjunction with the reorganization, the Company reduced its workforce by approximately 8% and closed certain regional sales offices. As a result of these actions, the Company incurred restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs.

OTHER INCOME (EXPENSE), NET. Interest income decreased 74.1% from $201,000 for the nine months ended December 31, 1997 to $52,000 for the nine months ended December 31, 1998, due to a lower level of invested funds. The Company also incurred $38,000 of interest expense on borrowings under its line of credit during the nine months ended December 31, 1998.

INCOME TAX EXPENSE. The Company's effective income tax rate was 37.0% for the nine months ended December 31, 1997 and for the nine months ended December 31, 1998.

DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 was in the form of a subordinated note and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. At March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively. The Company anticipates disposition of the remaining operations through sale during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 4.64 to 1, 2.97 to 1 and 2.20 to 1 at March 31, 1997, March 31, 1998 and December 31, 1998, respectively. The Company's working capital was $13.4 million, $9.1 million and $6.7 million at March 31, 1997, March 31, 1998 and December 31, 1998, respectively. Total working capital decreased in fiscal 1998 due to the Company's net loss and investments in property and equipment and capitalized software development costs. Total working capital decreased during the nine months ended December 31, 1998 due principally to current year operating results, offset by investments in property and equipment and capitalized software development costs.

The Company's accounts receivable increased from $8.4 million at March 31, 1998 to $9.7 million at December 31, 1998. The increase is due to increased revenues in the third quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998, offset by improved collections of accounts receivable. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 199% of revenues at March 31, 1998 to 118% of revenues at December 31, 1998.

The Company's capital expenditures were $2.3 million in fiscal 1998 and $3.2 million for the first nine months of fiscal 1999. At December 31, 1998, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases. The Company believes that its working capital, together with its anticipated cash flows from operations and borrowing capacity under a $5 million line of credit ($3.8 million available at December 31, 1998), will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Outstanding borrowings under the line of credit bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory.

The Company's net increase to capitalized software development costs was $735,000 in fiscal 1998 and $161,000 in the first nine months of fiscal 1999. See Notes 1 and 5 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The Company intends to continue to make investments in software solutions at comparable or increasing levels in fiscal 1999.

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

In addition, the Company's products are generally integrated with a customer's enterprise system, which typically utilize software products developed by other vendors. A customer may mistakenly believe that century compliance problems with its enterprise system are attributable to products provided by the Company. The Company may in the future be subject to claims based on century compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been a party to any proceeding involving its products or services in connection with century compliance issues; however, there is no assurance that the Company will not in the future be required to defend its products or services in such proceedings against claims of century compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

During fiscal 1998, the Company initiated a program to review, replace and upgrade its internal use information systems and non-information technology systems to accommodate the Company's growth, improve productivity and remedy any century compliance problems. The Company has substantially completed the inventory phase for its hardware and purchased software. The assessment and remediation stages are currently underway. This phase is expected to be substantially complete by March 31, 1999. Testing is targeted for completion by June 30, 1999. To a large extent, the Company is dependent on its suppliers and their efforts. The Company believes that its internal use information systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its internal use information systems in timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. The Company is also beginning the development of a contingency plan, in the event some systems are not year 2000 compliant prior to the end of calender 1999.

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


                                                     TALX CORPORATION
                                                       (Registrant)


Date: February 5, 1998                      By     /s/ William W. Canfield
                                               ---------------------------------
                                                   William W. Canfield
                                                   Chairman, President and
                                                   Chief Executive Officer


Date: February 5, 1998                      By     /s/  Craig N. Cohen
                                               ---------------------------------
                                                   Craig N. Cohen
                                                   Chief Financial Officer

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