Form 10-K405
period 1999-03-31
TALX CORP
filed 1999-06-28
CIK 917524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

   [X]          Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the fiscal year ended
                                   March 31, 1999
                                         or
   [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the transition period
                                 from           to
                          Commission File Number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)

                   MISSOURI                                      43-0988805
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
       1850 BORMAN COURT, ST. LOUIS, MO                            63146
   (Address of principal executive offices)                      (Zip Code)
                                       (314) 214-7000
                               (Registrant's telephone number,
                                    including area code)
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
             Title of each class                 Name of each exchange on which registered
                     NONE                                           NONE
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
As of June 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $29,286,568. For purpose of this calculation only, without determining whether the following are affiliates of the Registrant, the Registrant has assumed that (i) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.
As of June 1, 1999 there were 5,531,712 shares of the Registrant's Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K (including, without limitation, Item 1 -- "Business" and
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations,) contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward looking statements as a result of risks facing the Company. Factors that have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2000 and beyond to differ materially from those expressed in any Forward Looking Statements made by or on behalf of the Company include, but are not limited to, those discussed under
Item 1 -- "Business -- Risk Factors" herein below.

ITEM 1.  BUSINESS

GENERAL

     TALX Corporation ("TALX" or the "Company") provides employee self service solutions utilizing interactive Web, interactive voice response ("IVR"), and computer telephony ("CTI") software and services to human resource, benefits and payroll functions of large organizations such as Fortune 500 companies and federal government agencies. The Company's software and services enable an organization's employees, customers, vendors and business partners ("Users") to access, input and update information without human assistance. The Company's software and services are designed to enhance service levels, improve productivity and reduce costs by enabling Users to perform self-service transactions. Historically, the Company has designed and implemented "tailored" systems that provide an organization's Users with access to databases of information relating to that organization.

     In early 1995, the Company introduced a "branded" service, The Work Number for Everyone(R) ("The Work Number(R)"), which is a national service providing automated access to employment and salary information from multiple organizations. The Work Number provides automated employment verification to mortgage lenders and other verifiers. Using The Work Number, verifiers are able to confirm employment information regarding participating employers' current and former employees, including their past three years of salary history. The Work Number reduces an employer's cost of providing this information and at the same time increases the timeliness and accuracy of the delivery of such information to mortgage lenders and other verifiers.

     Tailored software and services are offered by TALX to its clients either installed at the client's site or on an outsourced service basis. The Company has provided tailored software and services for installation at clients' sites since the early 1980s. In 1993, the Company introduced its outsourced services business, which allows a client to realize the benefits of the Company's software solutions without incurring the administrative or maintenance responsibilities of operating such a system. For outsourced service clients, the Company maintains the client's database on a system at the Company's facilities, where incoming requests for access to the information are received.

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

PRODUCTS AND SERVICES

The Work Number

     In early 1995, the Company introduced a "branded" service, The Work Number for Everyone(R) ("The Work Number(R)"), which is a national service providing automated access to employment and salary information from multiple organizations. The Work Number provides automated employment verification to mortgage lenders and other verifiers. Using The Work Number,verifiers are able to confirm employment information regarding participating employers' current and former employees, including their past three years of salary history. The Work Number reduces an employer's cost of providing this information and at the same time increases the timeliness and accuracy of the delivery of such information to mortgage lenders and other verifiers. For most organizations, the process of handling these requests is cumbersome and requires implementation of procedures unrelated to an employer's line of business. In addition, requests can be disruptive and divert employer resources in order to respond to telephone calls and written requests for employment information. The Work Number reduces an employer's cost of providing this information.

     For mortgage lenders and other verifiers, The Work Number represents a fast and accurate way to verify both employment and salary information in one telephone call, or web session, thereby accelerating their underwriting process and reducing their verification cost. Additionally, The Work Number reduces the opportunity for fraud in the loan application process, as the applicant's employment and salary information is provided to verifiers by a source less susceptible to fraud. The traditional employment verification process requires the employee to provide a verifier with paper documents such as W-2 forms, tax returns or paycheck stubs, which in the era of desktop publishing and high quality laser printers may be susceptible to forgery, thus increasing the risk of fraud. However, the Company believes The Work Number reduces this risk by removing the need to rely on documents that may be supplied directly or indirectly by the employee. Verifiers using The Work Number receive employment verification directly from an electronic database, which contains records provided by the employer. Due to the national scope of The Work Number, mortgage lenders can obtain employment information from a standard source as opposed to a number of different sources, with respect to employees of participating employers.

     Utilizing a toll-free telephone number, or the Internet, subscribing verifiers can choose to hear the verification information voiced back immediately, have the complete set of information faxed directly to them at their office, have an electronic data interchange transaction sent or receive the information via the Internet. For non-subscribing verifiers, verification information is available through an AT&T business 1-900 telephone number. An employee's salary information is designed to be available for access only to those who have been pre-authorized by such employee.

     The Work Number generates revenues primarily from fees charged to mortgage lenders and other verifiers for verification of employment history and salary information and, to a lesser extent, from employer conversion and ongoing maintenance fees.

     As of March 31, 1999, employers had contracted for specified terms, generally three years, to provide approximately 25.8 million employment records of current and former employees. The Company's objective is to expand its existing database of employment records by marketing to the approximately 910 private sector employers with 10,000 or more employees (based on Hunt-Scanlon's Select Guide to Human Resource Executives 1997). These employers have an aggregate of over 30 million current employees, representing an estimated 50 million total employment records, including those of former employees. See "Risk Factors -- Certain Risks Associated with The Work Number" and "-- Risks Related to Use of Confidential Information With The Work Number."

     The following table reflects the approximate total number of employment records which employers have contracted to provide for The Work Number as of the end of each fiscal quarter since its introduction.

                                                                   TOTAL NUMBER OF
                                                                EMPLOYMENT RECORDS(1)
                                                                       (000'S)
                                                                ---------------------
FISCAL QUARTER                                                  ON-LINE    BACKLOG(2)
--------------                                                  -------    ----------
1st Quarter 1996............................................       273          181
2nd Quarter 1996............................................       348        2,621
3rd Quarter 1996............................................     2,378        1,486
4th Quarter 1996............................................     3,237        2,130
1st Quarter 1997............................................     4,034        1,705
2nd Quarter 1997............................................     5,061        3,000
3rd Quarter 1997............................................     5,682        4,250
4th Quarter 1997............................................     7,017        3,621
1st Quarter 1998............................................     7,764        3,622
2nd Quarter 1998............................................    10,180        3,842
3rd Quarter 1998............................................    11,755        4,754
4th Quarter 1998............................................    13,115        4,019
1st Quarter 1999............................................    14,332        4,981
2nd Quarter 1999............................................    15,603        4,804
3rd Quarter 1999............................................    16,540        6,906
4th Quarter 1999............................................    18,285        7,546

---------------

(1) Employment records include records of current and former employees (covering the past three years of employment history).

(2) Represents employment records under contract but not yet on-line.

Tailored Software and Services

     Tailored software and services are offered by TALX to its clients, primarily Fortune 500 and other large organizations, either installed at the client's site or on an outsourced services basis. The Company has established the broad utility of its software and services for complex business problems in a wide variety of industries. The Company believes it is a leader in providing such solutions for human resource, benefits and payroll applications, which include 401(k) plan administration, benefit plan enrollment and modification, staffing, scheduling, time reporting and payroll. The Company is pursuing these markets both through direct sales and through strategic marketing alliances with providers of enterprise software applications. TALX entered into such alliances with PeopleSoft, Inc. ("PeopleSoft") and SAP AG ("SAP"). Both PeopleSoft and SAP are leading providers of enterprise-wide client/server business applications, with PeopleSoft, similarly to the Company, being particularly well established in human resource applications.

Outsourced Services

     The Company's outsourced services business provides tailored offsite software and services to Fortune 500 and other large organizations which are interested in outsourcing self-service solutions. In 1993, the Company introduced its outsourced services business, which allows a client to realize the benefits of the Company's software and services without incurring the administrative or maintenance burdens of operating such a system. Using a toll-free telephone number, or the Internet, Users are able to perform self-service transactions, access information and manipulate data stored in the client's database or in the Company's systems located at the Company's data center in St. Louis. Customers are charged a set up fee as well as availability and transaction-based fees.

     Examples of the applications provided by the outsourced services business include: employee benefit plan enrollment, job posting and self-nomination process, collection of time, attendance and labor data, and providing the front-end to call centers with interactive voice response and/or Web self-service capabilities.

Customer Premises Systems

     The Company has provided tailored software for installation at client sites since the early 1980s. TALXWare is the Company's integrated visual development environment and software system that has been designed to support the creation and management of self-service solutions. TALXWare runs on Intel-based hardware platforms using Microsoft's Windows NT and International Business Machine Corporation's ("IBM's") OS/2 operating systems. The software supports both Natural MicroSystems, Inc. ("NMS") and TALX computer telephony ("CT") processing hardware. See "Technology and Product Development."

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Fundamental to all of the Company's software and services is the integration of "best-of-class" technologies as such technologies become available. This open architecture approach enables TALXWare to include popular interactive features such as computer telephony integration, speech recognition, text-to-speech, facsimile, e-mail and client/server database interfaces to be used in creating tailored software solutions for clients. The Company's product strategy emphasizes the development of software rather than hardware.

TALXWare

     TALXWare is an integrated visual development environment and software system that has been designed to support the creation and management of self-service solutions. TALXWare runs on both Microsoft's Windows NT and IBM's OS/2 operating systems. The two main components of TALXWare are EasyScript and TALXWare Runtime.

     EasyScript. EasyScript is the object-oriented visual development environment used by the Company and its licensed clients to create, modify and maintain self-service applications. EasyScript's object-oriented approach to software development allows application designers to position icons on the workspace grid to define application logic, business rules, computational functions, telephony integration, database access, and host application screens, and then automatically generate the underlying computer code. EasyScript incorporates advanced editing, self-documenting, testing, and code-sharing capabilities to expedite the development of tailored software solutions. By providing developers the ability to cut and paste sections of one application into another application or copy an application so it can be modified to create a new application, EasyScript facilitates the use of reusable software modules. The self-documenting features of EasyScript automatically create specifications, documentation, and test plans from the applications themselves. Included with EasyScript is the EasySim testing tool, which enables developers to test EasyScript applications from a PC keyboard. Another key feature of EasyScript is that it permits a single application to provide database access to users with multiple types of self-service access devices such as the telephone, facsimile, e-mail, telephone device for the deaf ("TDD"), Internet, corporate Intranet and other technologies. Allowing all devices to share a common set of centralized business rules can leverage software development across the enterprise, reduce development time and simplify making changes or adding enhancements. EasyScript is licensed on a per server basis.

     TALXWare Runtime. The TALXWare Runtime software is licensed on a concurrent user basis and is a required component of each TALX self-service solution. The functions incorporated into the TALXWare Runtime software include the management of self-service applications, physical resources and network connections, as well as tracking and compiling operating statistics, facilitating operations and storing configuration settings. These features simplify complex deployments by eliminating the need to include such functions within each application and allow system administrators to effect changes without modifying the application software.

Hardware

     In addition to software, the Company provides a hardware platform as part of a total self-service solution. TALXWare runs on open, standard Intel-based PCs and uses both NMS and TALX proprietary CT processing hardware (the "VP/2000"). The VP/2000 uses industry standard components such as Intel processors and Texas Instrument digital signal processors ("DSPs") and is capable of supporting 48 simultaneous users ("lines") in a single server and being networked to support over 240 lines. The NMS hardware is capable of supporting up to 48 lines in a single server.

     The Company does not manufacture or perform significant modifications on any hardware components. Rather, the Company's hardware production consists primarily of final assembly and quality-control testing of materials, components, subassemblies and systems.

Product Development

     The Company's current development efforts are directed with a view to enhancing its current products and developing new products. The new products are directed at the markets served by the Company's strategic marketing allies as well as offering enhanced functionality to its existing human resources, benefits and payroll markets. Anticipated future enhancements include further extending the features and capabilities of the Company's interactive Web software, including natural speech recognition. The Company also anticipates further enhancing its computer telephony integration ("CTI") capabilities for human resources call centers. For the markets served by the Company's strategic marketing allies who offer enterprise-wide client/server applications, the Company plans to continue to introduce complementary product suites to more tightly integrate and facilitate interaction between the TALX software and the allies' human resources applications. There can be no assurance that these new enhancements or products will progress beyond their current state of development or be successfully marketed.

     The Company licenses and integrates complementary technologies into the products it develops and seeks to provide "best-of-class" technologies to its customers. Some of the features which are licensed from third party suppliers by the Company pursuant to non-exclusive license or resale agreements ("Supplier Agreements") or purchased under open market arrangements and then integrated into the Company's products are speech recognition, text-to-speech, facsimile, e-mail and client/server database interfaces to be used in creating self-service solutions. Additionally, the Company is a reseller for IBM's CallPath Enterprise CTI server software. See "Risk Factors -- Risks Associated with Technological Change" for additional risks associated with the Supplier Agreements.

     Product development costs incurred were $2.0 million in fiscal 1997, $2.6 million in fiscal 1998 and $2.0 million in fiscal 1999. The total product development staff consisted of 23 full-time employees as of March 31, 1999. The Company believes that significant investments in product development are required to remain competitive. See "Risk Factors -- Risks Associated with Rapid Technological Change."

MARKETING

     The Company's marketing strategy is to focus on targeted markets through a direct sales force in conjunction with strategic marketing alliances. The Company's direct sales force is based in St. Louis with representatives also located in Atlanta, Bethesda, Chicago, Dallas, Connecticut, Phoenix, San Francisco, and Virginia,. The sales force is comprised of regional sales managers who are supported by product consultants, account managers and business development representatives. Historically, the direct sales force was responsible for selling all of the Company's product lines. Beginning in late fiscal 1997, the Company designated certain members of the sales force to focus solely on selling The Work Number service. The Company's sales force is supported by a product management group which identifies and develops target markets, manages product direction, directs marketing efforts and provides sales assistance.

BACKLOG

     The Company's customer premises systems and outsourced services contracts are generally delivered within one year of contract date. As of March 31, 1999 the Company had a backlog in these businesses of approximately $6 million.

STRATEGIC MARKETING ALLIANCES

     An integral part of the Company's strategy is to develop and maintain alliances with companies producing complementary software products in order to obtain customer referrals and introductions, increase market exposure and reduce delivery time and costs. These companies generally represent major software suppliers that offer enterprise-wide business application software to the Company's markets. The Company's most established alliance is with PeopleSoft. The Company has a similar relationship with SAP.

     PeopleSoft, Inc.: As one of the leading companies that has designed enterprise-wide client/server business applications, PeopleSoft markets worldwide client/server applications for human resources, payroll, financials, manufacturing and distribution through industry business units such as federal government, health care, financial services and retail. Focusing on the human resources, benefits and payroll markets, TALX entered into a cooperative marketing relationship with PeopleSoft. TALX creates self-service application suites that tie directly to PeopleSoft's human resources, benefits and payroll applications.

     SAP AG: As a leading global provider of client/server business application solutions, SAP is one of the largest and fastest growing enterprise-wide software application suppliers of products for financial accounting, human resources and manufacturing. The Company has developed a benefits enrollment application and a time reporting application that integrate with SAP's software and intends to develop a suite of human resource, employee benefits and payroll applications.

     Future customer premises systems revenues will be dependent to a significant extent on the installed base and market success of companies with which the Company maintains strategic market alliances and the effectiveness of the alliances. These strategic marketing alliances are generally reflected by non-exclusive contractual arrangements that are terminable at will. The success of the Company is dependent on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with the Company, which is entirely at the discretion of these companies. These companies maintain similar relationships with certain of the Company's competitors. See "Risk Factors -- Dependence on Strategic Marketing Alliances."

     The Company has developed strategic marketing alliances in The Work Number line of business. TALX has entered into marketing arrangements with four unemployment insurance consulting organizations: Employers Unity, Inc.; Gates, McDonald and Company; R.E. Harrington, a Division of HealthPlan Services Inc.; and The Frank Gates Companies. These organizations have over 600 large corporate clients that are potential candidates for The Work Number. Of these, approximately 15% are clients of The Work Number.Additionally, by offering The Work Number service to their clients, these allies broaden the scope of services that they offer their client base.

CLIENTS

     Application software solutions are tailored to meet specific client needs for self-service solutions. The Company's strategy focuses on specific interactive applications within large corporations and institutions. No single client of the Company represented 10% or more of the Company's revenues in fiscal 1998 or fiscal 1999. One client, Kaiser Permanente, represented approximately 12% of revenues in fiscal 1997.

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

COMPETITION

     The markets in which the Company sells its self-service solutions are rapidly evolving, extremely competitive and subject to rapid technological change. The Company expects competition to increase in the future from existing competitors and from companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current and potential competitors have greater name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources than the Company. To be successful in the future, the Company must respond promptly and effectively to the challenges of changing client requirements, technological change and competitors' innovations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition, results of operations and business prospects. Additionally, the Company may be required to reduce prices or increase spending in response to competition in order to pursue new market opportunities or to invest in research and development efforts and, as a result, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition, results of operations and business prospects.

     The Company competes in its markets with computer telephony (CT) system hardware suppliers and systems integrators assembling systems from available components. Companies offering competing CT systems include Edify Corporation, InterVoice, Inc., Lucent Technologies, Inc. and Periphonics Corporation. The Company's business is heavily dependent on sales to the human resources and payroll departments of large organizations. In response to clients' desires to outsource certain aspects of database access functionality, the Company provides services to organizations which choose not to license software and maintain systems. This outsourced service business competes with employee benefit plan consulting firms and accounting firms, including Hewitt Associates LLC, Towers Perrin, William M. Mercer Companies, Inc., and Watson Wyatt & Company, which provide comprehensive packages of plan design, administration and consulting services, including automated access services. See "Risk Factors -- Intense Competition."

     Several competitors of The Work Number have emerged: Advanced HR Solutions, The Frick Company, and John Jay Associates. There are no significant barriers to entry in this area and, thus, there can be no assurance that other companies will not choose to create similar employment verification systems. Additionally, the Company is aware of a number of employers who have established similar systems for their internal use. The Company believes that it is the market leader in this area, but anticipates that additional competitors will emerge, and is unable to predict what its relative competitive position will be in a more mature market. See "Risk Factors -- Certain Risks Associated with The Work Number."

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

     The Company has obtained trademark registrations for the names TALX and EasyScript and service mark registrations for The Work Number For Everyone(R) and The Work Number(R) with the United States Patent and Trademark Office. TALXWare is a trademark of the Company. Employee Central is a service mark of the Company. The Company regards its trademarks, as well as its other intellectual property, as having significant value and being an important factor in the development and marketing of its products. See "Risk Factors -- Limited Intellectual Property Protection."

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

EMPLOYEES

     As of March 31, 1999, the Company employed 215 full-time and 13 part-time employees, in addition to the 48 full-time and 32 part-time employees which are employed by the database services business. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

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

HISTORY OF NET LOSSES

     Although the Company was profitable for the year ended March 31, 1999, the Company had incurred net losses in each of the previous three fiscal years. The Company's accumulated deficit as of March 31, 1999 was $3,432,000. Future operating results will depend on many factors, including the demand for the Company's software and services, the level of product and price competition, the Company's success in expanding its sales and distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the ability of the Company to develop and market new products and services and control costs, the continued profitability of The Work Number, and general economic conditions. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will sustain profitability on an annual or quarterly basis or otherwise be successful in addressing such uncertainties. See "-- Certain Risks Associated with Divestiture of the Database Services Business" and
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Customer premises systems revenues, which historically represented the largest percentage of the Company's total revenues, in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. Individual orders for the Company's customer premises systems typically are for relatively large dollar amounts. The Company believes the purchase of its customer premises systems is relatively discretionary. Therefore, any downturn in any potential customer's business, or any loss or delay of individual orders for any reason, would have a significant impact on the Company's revenues and quarterly results. In addition, because the Company can recognize a substantial portion of its customer premises systems revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. The Company's customer premises systems sales cycle, including initial order, provision of services and follow-on sales, varies substantially from client to client. There can be no assurance that the Company will be able to sustain its level of total revenue or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, the Company's operating results will be below the Company's targets and below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CERTAIN RISKS ASSOCIATED WITH THE WORK NUMBER

     There are no significant barriers to entry in this area and, the Company is aware of several other companies that have begun to market similar services:
Advanced HR Solutions, The Frick Company, and John Jay Associates. Additionally, the Company is aware of a number of employers who have established similar systems for their internal use. The Company believes that it is the market leader in this area, but anticipates that additional competitors will emerge, and is unable to predict what its relative competitive position will be in a more mature market. In 1995, the Company began marketing The Work Number, which provides automated responses to requests by lenders and other verifiers for employment confirmation, employment history and salary history. Although, as of March 31, 1999, employers had contracted to provide approximately 25.8 million employment records of current and former employees, there can be no assurance that additional employers will contract with the Company to provide employment records, or that existing employers will renew their contracts with the Company. Revenues from The Work Number are dependent, in part, on real estate mortgage activity and the level of interest rates. In addition, revenues are dependent on the cooperation of contracting employers in converting employment records to The Work Number format and referring verification requests to The Work Number. If the relatively new market for The Work Number fails to develop or be sustained, develops slowly or becomes subject to significant competition, the Company's business, financial condition, results of operations and business prospects would be materially adversely affected.

RISKS RELATED TO USE OF CONFIDENTIAL INFORMATION WITH THE WORK NUMBER

     The Work Number depends on the accuracy of highly confidential information regarding employment and salary history provided to the Company by employers and converted by the Company for use as part of The Work Number. Although the Company has certain protective measures in place, any inaccuracies in such information (whether in the recording of such information or due to the unauthorized access of information, or otherwise) or the inability by the Company to keep such information confidential, may give rise to potential claims against the Company and adversely affect market acceptance of The Work Number. If any claims should be asserted which are ultimately decided adversely to the Company, the Company's business, financial condition, results of operations and business prospects may be materially adversely affected. See "Business -- Services and Products -- The Work Number."

CERTAIN RISKS ASSOCIATED WITH DIVESTITURE OF THE DATABASE SERVICES BUSINESS

     In August 1996, the Company decided to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was recorded as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business. At March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax effect, in the amount of $550,000 and $374,000, respectively. The Company has estimated that the proceeds from such divestiture of the database business will approximate the net assets held for sale as of March 31, 1999. However, if the proceeds from the divestiture are insufficient to cover the costs of the divestiture, or if the costs of the divestiture are significant, such events could have a material adverse effect on the Company's results of operations and financial condition. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 -- Note 2 of the Notes to Consolidated Financial Statements.

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

     The Company competes in its markets with CT system hardware suppliers and systems integrators assembling systems from available components. Companies offering competing CT systems include Edify Corporation, InterVoice, Inc., Lucent Technologies, Inc. and Periphonics, Inc. The Company's business is heavily dependent on sales to the human resources departments of large organizations. In response to clients' desires to outsource certain aspects of database access functionality, the Company provides services to organizations which choose not to license software and maintain systems. This outsourced services business competes with employee benefit plan consulting firms and accounting firms, including Hewitt Associates LLC, William M. Mercer Companies, Inc., Towers Perrin, and Watson Wyatt & Company, which provide comprehensive packages of plan design, administration and consulting services, including automated access services.

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

DEPENDENCE ON STRATEGIC MARKETING ALLIANCES

     An integral part of the Company's growth strategy is to develop and utilize alliances with companies producing complementary software products in order to obtain introductions or referrals to potential clients, as well as to coordinate the development of the Company's complementary software products directly with such companies to enhance interoperability and performance. Future customer premises systems revenues will be dependent to a significant extent on the market success of such companies and the effectiveness of the alliances. Factors that adversely affect the revenues of these companies, such as competition, technological changes or product failures, may have a substantial adverse effect upon the Company's financial results. These strategic marketing alliances are generally reflected by non-exclusive contractual arrangements that are terminable at will. The success of the Company is dependent on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with the Company, which is entirely at the discretion of these companies. The Company's strategic marketing allies maintain similar relationships with certain of the Company's competitors. There is intense competition by other companies to establish such relationships, and there can be no assurance that the Company will be able to maintain or expand its network of strategic marketing alliances in the future, or that such companies will continue to support the Company or not choose to favor one of the Company's competitors. Additionally, these companies have decided to compete with the Company in the interactive Web business. To date, the impact of such competition has not been significant. The loss of any of these relationships, or the inability of the Company to attract and develop new strategic marketing alliances with other leading software companies, or adverse developments affecting the business or prospects of such companies, could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Technology and Product Development," "Business -- Marketing" and "Business -- Strategic Marketing Alliances."

RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

     The markets for the Company's software and services are characterized by rapid technological advancement, changes in client requirements, frequent new product introductions and enhancements and emerging industry standards. The Company must continually change and improve its products and services in response to changes in operating systems, application software, computer and telephony hardware, communications, database and networking systems, programming tools and computer language technology. The introduction of products or services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable. In particular, the market for self-service applications through the Internet and corporate Intranets using browser software has only recently begun and is rapidly developing. The Company's success will depend upon its ability to enhance, on a timely and cost-effective basis, its current products and services (e.g., to effectively add new Internet and corporate Intranet capabilities) and to develop new products and services that meet changing market conditions, which include changing client needs, new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis or at all, fully functional and integrated product enhancements or new products or services that respond to technological change, updates or enhancements to third party products or services used in conjunction with the Company's products or services, changes in customer requirements or emerging industry standards, or that the Company's enhanced or new products and services will be accepted by clients. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product or service development or introduction, could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

     The current version of the Company's TALXWare software runs on Microsoft's Windows NT and IBM's OS/2 operating systems. The Company is therefore dependent upon the continued viability of Windows NT and upon Microsoft's support of the Windows NT operating system and the continued viability of the OS/2 operating system and upon IBM's continuing support for the OS/2 operating system.

     The Company's products not only involve integration with operating systems but also with products developed by others. For example, the Company has introduced a version of TALXWare utilizing NMS standards-based computer telephony hardware boards and software drivers. The Company believes that marketing this product as an alternative to the VP/2000-based version of TALXWare may provide a means to gain increased access to certain markets. Currently, this product is available only in a form with reduced performance and functionality compared to the VP/2000-based version of TALXWare. Although the Company is devoting significant resources to enhance this new product to be a fully functional counterpart to the VP/2000-based version of TALXWare, this project could take a year or longer. There can be no assurance that delays in increasing the functionality of this product will not adversely affect sales opportunities, as clients may purchase competitive standards-based systems. Such delays would have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

     If any of these third-party products, including Microsoft Windows NT, IBM OS/2 or the NMS boards and drivers, should become unavailable for any reason, fail in their operation with the Company's products or fail to be supported by their respective vendors, it would be necessary for the Company to redesign its products. There can be no assurance that any redesign could be accomplished in a cost-effective or timely manner. The Company or its clients could also experience difficulties integrating the Company's products with other hardware and software. Further, should new releases of these operating systems, computer telephony hardware boards and software drivers, remote communications software, database connectivity software or facsimile hardware boards and software drivers occur before the Company develops products compatible with such new releases, if ever, any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

     Additionally, the Company licenses and integrates complementary technologies into the software it develops and seeks to provide the "best-of-class" technologies to its clients. Some of the features which are licensed from third party suppliers by the Company pursuant to non-exclusive license or resale agreements (the "Supplier Agreements") or purchased under open market purchase arrangements and then integrated into the Company's products are speech recognition, text-to-speech, facsimile, e-mail and client/server database interfaces used in creating software solutions. The Company believes that if any Supplier Agreement expires or is canceled or otherwise terminated, or if a third party supplier refuses to sell to the Company pursuant to the existing open market purchase arrangements, as the case may be, and the existing third party supplier refuses to enter into a subsequent agreement or other arrangement, the Company could enter into a similar agreement or arrangement with any number of different suppliers. However, if a new supplier is necessary, the integration of the relevant technology from the new supplier would require a significant amount of time, resulting in a meaningful delay in the Company's ability to offer the particular enhancement currently being purchased under Supplier Agreements or pursuant to open market purchase arrangements. The Company could also experience difficulties integrating the new supplier's technology with all of its products. Additionally, there can be no assurance that any such integration could be accomplished in a cost-effective manner. Significant delays in the offering of product enhancements due to integration of technology from new suppliers could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Services and Products" and "Business -- Technology and Product Development."

LENGTHY SALES CYCLE

     Purchases of TALX software and services are often the result of a multi-department decision by prospective clients and generally require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective clients regarding the use and benefits of the TALX self-service solutions. Due in part to the mission-critical nature of certain of the TALX software applications and the associated investment in hardware, software and consulting expenditures, potential clients tend to be cautious in making product acquisition decisions. For these and other reasons, the sales cycle for the Company's products and services can range from one month to over one year and is subject to a number of significant risks, including clients' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales anticipated from specific clients for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, lost or delayed sales could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

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

COMPUTER NETWORK AND TELEPHONE OPERATIONS; RISK OF INTERRUPTION

     Significant portions of the Company's operations are dependent on the Company's ability to protect its computer equipment and the information stored in its data processing center against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion and other events. The Company's data processing center is located in St. Louis, Missouri. Software and related data files are backed-up regularly and stored off-site. There can be no assurance that these measures are sufficient to eliminate the risk of extended interruption in the Company's operations. The Company also relies on local and long-distance telephone companies to provide dial-up access, Internet and corporate intranet access to the Company's services. The Company has not established an alternative disaster recover facility. Any damage or failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

SIGNIFICANT SHARE OWNERSHIP; CERTAIN ANTI-TAKEOVER PROVISIONS

     The Company's directors, officers and principal (5% or more) shareholders, taken as a group, beneficially own in the aggregate approximately 42.2% of the Company's outstanding Common Stock, based on available information regarding their holdings as of June 1, 1999. Certain principal shareholders and their representatives are directors or executive officers of the Company. As a result of such ownership, these shareholders can influence matters requiring approval by the shareholders of the Company, including the election of directors, and the management and affairs of the Company. In addition, certain provisions of Missouri law and of the Company's Restated Articles of Incorporation, as amended "Articles"), and Bylaws ("Bylaws") could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could also limit or depress the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company is also authorized to issue preferred stock with rights senior to, and that may adversely affect, the Common Stock, without the necessity of shareholder approval and with such rights, preferences and privileges as the Company's Board of Directors may determine. The Company, however, has no present plans to issue any shares of preferred stock.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the shares of Common Stock had been highly volatile and could continue to be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock.

NO DIVIDENDS

     The Company does not anticipate paying dividends on the Common Stock for the foreseeable future. The Company anticipates that it will reinvest its net income, if any, in its businesses. See Item 5 -- "Market for the Registrant's Common Stock and Related Stockholder Matters."

ITEM 2.  PROPERTIES

     The Company's headquarters and executive offices are located in a 38,000 square foot office building located at 1850 Borman Court, St. Louis, Missouri 63146 pursuant to a lease expiring in 2002 with an annual base rental of approximately $413,000, subject to increases for taxes, insurance and operating expenses. The Company has entered into a lease agreement expiring in 2003 for approximately 15,000 square feet of additional office space located near the headquarters with an annual base rental of approximately $140,000, subject to increases for taxes, insurance and operating expenses. The Company also leases office space in

Atlanta, Bethesda, Chicago, San Francisco and Phoenix for sales representatives. The Company's database services business currently occupies approximately 15,000 square feet of office space under leases expiring in 2002. The Company believes its facilities have been generally well maintained, are in good operating condition and are adequate for its current requirements.

     Significant portions of the Company's operations are dependent on the Company's ability to protect its computer equipment and the information stored in its data processing centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion and other events. The Company's data processing centers are located in St. Louis, Missouri. Software and related data files are backed-up regularly and stored off-site. There can be no assurance that these measures are sufficient to eliminate the risk of extended interruption in the Company's operation. The Company also relies on local and long-distance telephone companies to provide dial-up access and Internet and corporate intranet access to the Company's services. The Company has not established an alternative disaster recovery facility. Any damage or failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "TALX." The table below sets forth the high and low prices of the Common Stock during the past two years.

PERIOD                                                           HIGH      LOW
------                                                          ------    ------
FISCAL 1998
  First Quarter.............................................    $ 7.75    $ 3.50
  Second Quarter............................................    $10.00    $ 3.75
  Third Quarter.............................................    $ 9.00    $ 6.00
  Fourth Quarter............................................    $ 7.00    $ 4.13
FISCAL 1999
  First Quarter.............................................    $ 5.94    $ 3.38
  Second Quarter............................................    $ 7.25    $ 4.13
  Third Quarter.............................................    $ 5.88    $ 3.53
  Fourth Quarter............................................    $ 7.25    $ 4.00

     The approximate number of holders of record of the Company's Common Stock at June 1, 1999 was 109. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, and the notes thereto.

                                                              YEARS ENDED MARCH 31,
                                            ---------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                            ---------   ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
  The Work Number.........................  $   9,109   $   4,270   $   1,642   $     453   $      74
  Outsourced services.....................      5,126       2,925       2,173         998         515
  Customer premises systems...............     10,948       9,886      11,013       9,442       6,957
  Maintenance and support.................      4,920       4,192       3,559       2,624       2,310
                                            ---------   ---------   ---------   ---------   ---------
     Total revenues.......................     30,103      21,273      18,387      13,517       9,856
                                            ---------   ---------   ---------   ---------   ---------
Cost of revenues
  The Work Number.........................      3,138       1,807         678         429          48
  Outsourced services.....................      3,225       2,010         941         493         260
  Customer premises systems...............      7,874       5,967       5,560       4,489       4,143
  Maintenance and support.................      1,545       1,325       1,025         619         793
                                            ---------   ---------   ---------   ---------   ---------
     Total cost of revenues...............     15,782      11,109       8,204       6,030       5,244
                                            ---------   ---------   ---------   ---------   ---------
       Gross margin.......................     14,321      10,164      10,183       7,487       4,612
                                            ---------   ---------   ---------   ---------   ---------
Operating expenses
  Selling and marketing...................      8,339       7,952       5,902       4,084       2,854
  General and administrative..............      4,853       3,496       2,613       2,828       2,556
  Restructuring charge....................        496          --          --          --          --
                                            ---------   ---------   ---------   ---------   ---------
     Total operating expenses.............     13,688      11,448       8,515       6,912       5,410
                                            ---------   ---------   ---------   ---------   ---------
       Operating income (loss)............        633      (1,284)      1,668         575        (798)
Other (income) expense, net...............         (8)       (158)        409         395         284
Income tax expense (benefit)..............        239        (416)        466          57        (328)
                                            ---------   ---------   ---------   ---------   ---------
Earnings (loss) from continuing
  operations..............................        402        (710)        793         123        (754)
                                            ---------   ---------   ---------   ---------   ---------
Discontinued operations:
  Loss from discontinued operations,
     net..................................         --          --        (164)       (703)       (410)
  Loss on disposal of discontinued
     operations, net......................         --        (374)       (900)         --          --
                                            ---------   ---------   ---------   ---------   ---------
Loss from discontinued operations, net....         --        (374)     (1,064)       (703)       (410)
                                            ---------   ---------   ---------   ---------   ---------
Earnings (loss) before extraordinary
  item....................................        402      (1,084)       (271)       (580)     (1,164)
Extraordinary item........................         --          --        (971)         --          --
                                            ---------   ---------   ---------   ---------   ---------
Net earnings (loss).......................  $     402   $  (1,084)  $  (1,242)  $    (580)  $  (1,164)
                                            =========   =========   =========   =========   =========
Basic and diluted earnings (loss) per
  share(1):
  Earnings (loss) from continuing
     operations...........................  $     .07   $    (.13)  $     .18   $     .04
  Loss from discontinued operations.......         --        (.07)       (.25)       (.21)
  Extraordinary item......................         --          --        (.22)         --
                                            ---------   ---------   ---------   ---------
     Net earnings (loss)..................  $     .07   $    (.20)  $    (.29)  $    (.17)
                                            =========   =========   =========   =========
Weighted average number of shares
  outstanding(1)..........................  5,519,435   5,291,381   4,330,239   3,391,621

                                                             AS OF MARCH 31,
                                        ---------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                        ---------   ---------   ---------   ---------   ---------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments......   $     267   $   2,879   $   5,801   $      56   $      27
Working capital......................       8,316       9,079      13,351      (1,261)        183
Net assets of business held for
  sale...............................         859       1,157         707          --          --
Total assets.........................      24,564      24,121      24,072      15,844      14,476
Notes payable to bank................          --          --          --       4,243       2,654
Current installments of long-term
  debt and obligations under capital
  leases.............................          --          --          36         726         722
Long-term debt and obligations under
  capital leases, less current
  installments.......................          --          --          --         630       1,318
Stockholders' equity.................      20,095      19,508      20,403       5,038       5,610

---------------

(1) Basic and diluted earnings (loss) per share have been computed using the number of shares of common stock and common stock options and warrants outstanding. The weighted average number of shares was based on common stock outstanding for basic earnings (loss) per share and common stock outstanding and common stock options and warrants for diluted earnings (loss) per share in periods when such common stock options and warrants are not antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's revenues are derived from interactive Web, interactive voice response (IVR), computer telephony integration (CTI) software and services, which consist of The Work Number, outsourced services, the sale of customer premises systems, and maintenance and support services related to those systems.

     Revenues derived from The Work Number include fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of salary history of participating employers' current and former employees, ongoing maintenance fees charged to employers and one-time conversion fees from new employers.

     The Company's customer premises systems business provides interactive Web, IVR, CTI software and services that enable an organization's users to access, input and update information without human assistance. Revenues from customer premises systems are derived from the license or sale of software, custom applications, and related hardware and are generally recognized upon shipment of the system. Sales are effected through a direct sales force and in conjunction with strategic marketing alliances. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free customer service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

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

                                                                             PERCENTAGE INCREASE
                                                                                  (DECREASE)
                                                                          --------------------------
                                                YEARS ENDED MARCH 31,     FISCAL 1999    FISCAL 1998
                                               -----------------------    OVER FISCAL    OVER FISCAL
                                               1999     1998     1997        1998           1997
                                               -----    -----    -----    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  The Work Number..........................     30.3%    20.0%     8.9%      113.3%         160.0%
  Outsourced services......................     17.0     13.8     11.8        75.2           34.6
  Customer premises systems................     36.4     46.5     59.9        10.7          (10.2)
  Maintenance and support..................     16.3     19.7     19.4        17.4           17.8
                                               -----    -----    -----
     Total revenues........................    100.0    100.0    100.0        41.5           15.7
                                               -----    -----    -----
Cost of revenues:
  The Work Number..........................     10.4      8.5      3.7        73.7          166.5
  Outsourced services......................     10.7      9.5      5.1        60.4          113.6
  Customer premises systems................     26.2     28.0     30.2        32.0            7.3
  Maintenance and support..................      5.1      6.2      5.6        16.6           29.3
                                               -----    -----    -----
     Total cost of revenues................     52.4     52.2     44.6        42.1           35.4
                                               -----    -----    -----
Gross margin...............................     47.6     47.8     55.4        40.9           (0.2)
                                               -----    -----    -----
Operating expenses:
  Selling and marketing....................     27.8     37.4     32.1         4.9           34.7
  General and administrative...............     16.1     16.4     14.2        38.8           33.8
  Restructuring charge.....................      1.6       --       --       *                 --
                                               -----    -----    -----
     Total operating expenses..............     45.5     53.8     46.3        19.6           34.4
                                               -----    -----    -----
Operating income (loss)....................      2.1     (6.0)     9.1       *             (177.0)
Other income (expense), net................       --      0.7     (2.3)      (94.9)         *
                                               -----    -----    -----
Earnings (loss) from continuing operations
  before income tax expense (benefit)......      2.1     (5.3)     6.8       *             (189.4)
Income tax expense (benefit)...............      0.8     (2.0)     2.5       *             (189.4)
                                               -----    -----    -----
Earnings (loss) from continuing
  operations...............................      1.3     (3.3)     4.3       *             (189.5)
  Discontinued operations, net.............       --     (1.8)    (5.8)      *              (64.8)
Extraordinary item.........................       --       --     (5.3)      *             (100.0)
                                               -----    -----    -----
Net earnings (loss)........................      1.3%    (5.1)%   (6.8)%     *              (12.7)
                                               =====    =====    =====

---------------

* Not meaningful

FISCAL YEARS ENDED MARCH 31, 1999 AND 1998

     Revenues. Total revenues increased by 41.5%, from $21.3 million in fiscal 1998 to $30.1 million in fiscal 1999. Revenues from The Work Number increased by 113.3%, from $4.3 million in fiscal 1998 to $9.1 million in fiscal 1999, due to the continued expansion of marketing to employers and verifiers on a nationwide basis and an increase in the number of employment records, and related transaction volume, on the system. Revenues from outsourced services increased by 75.2%, from $2.9 million in fiscal 1998 to $5.1 million in fiscal 1999, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased by 10.7%, from $9.9 million in fiscal 1998 to $10.9 million in fiscal 1999. Management believes that the revenue increase is due principally to the Company responding better to Web opportunities in the marketplace. Revenues from maintenance and support related to the customer premises systems increased by 17.4%, from $4.2 million in fiscal 1998 to $4.9 million in fiscal 1999, reflecting the support provided to an increased installed base of customer premises systems.

     Cost of Revenues. Total cost of revenues increased by 42.1%, from $11.1 million in fiscal 1998 to $15.8 million in fiscal 1999. Cost of revenues from The Work Number increased 73.7%, from $1.8 million in fiscal 1998 to $3.1 million in fiscal 1999, due to the growth in revenues, offset by improved leveraging of personnel and infrastructure costs. Cost of revenues from outsourced services increased by 60.4%, from $2.0 million in fiscal 1998 to $3.2 million in fiscal 1999. The increase in cost is attributable to revenue growth, offset by better leveraging of fixed labor and telephone and network infrastructure costs. Cost of revenues from customer premises systems increased by 32.0%, from $6.0 million in fiscal 1998 to $7.9 million in fiscal 1999. The increase in costs is attributable to the increase in revenues and an increase in labor costs. Cost of revenues from maintenance and support related to customer premises systems increased by 16.6%, from $1.3 million in fiscal 1998 to $1.5 million in fiscal 1999, due to the growth in revenues.

     Selling and Marketing Expenses. Selling and marketing expenses increased 4.9% from $8.0 million in fiscal 1998 to $8.3 million in fiscal 1999. As a percentage of revenues, such expenses decreased from 37.4% in fiscal 1998 to 27.8% in fiscal 1999. The decrease in the expense as a percentage of revenues reflects a better leveraging of selling and marketing costs as revenues increased.

     General and Administrative Expenses. General and administrative expenses increased 38.8% from $3.5 million in fiscal 1998 to $4.9 million in fiscal 1999. As a percentage of revenues, such expenses decreased from 16.4% in fiscal 1998 to 16.1% in fiscal 1999. The increase in such expenses reflects the increased infrastructure costs of a growing workforce.

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

     Other Income (Expense), net. Interest income decreased 76.8% from $237,000 in fiscal 1998 to $55,000 in fiscal 1999. The decrease is due to a lower average level of invested funds during the year. Interest expense increased from $2,000 in fiscal 1998 to $57,000 in fiscal 1999, due to borrowings in the second half of the fiscal year to expand and enhance the Company's data center and infrastructure.

     Income Tax Expense. The Company's effective income tax rate was 36.9% in fiscal 1998 and 37.3% in fiscal 1999. See Note 9 of the Notes to Consolidated Financial Statements.

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

DISCONTINUED OPERATIONS

     In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996, to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 is in the form of a subordinated note and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. As of March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively. The Company anticipates disposition of the remaining operations through sale during fiscal 2000. See Note 3 of the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain unaudited statement of operations data for each of the four quarters in fiscal 1998 and 1999, as well as the percentage of the Company's total revenues represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not necessarily be relied upon as an indication of future performance.

                                                                             QUARTER ENDED
                                       -----------------------------------------------------------------------------------------
                                       JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                         1997       1997        1997       1998        1998       1998        1998       1999
                                       --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  The Work Number...................   $   777     $   934    $ 1,151     $ 1,408    $ 1,719     $ 2,021    $ 2,518     $ 2,850
  Outsourced services...............       575         895      1,043         412        952       1,441      1,791         941
  Customer premises systems.........     3,074       3,178      2,376       1,258      2,806       2,425      2,843       2,875
  Maintenance and support...........       994       1,012      1,022       1,164      1,274       1,326      1,133       1,187
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total revenues..................     5,420       6,019      5,592       4,242      6,751       7,213      8,285       7,853
                                       -------     -------    -------     -------    -------     -------    -------     -------
Cost of revenues:
  The Work Number...................       308         416        496         587        664         700        871         902
  Outsourced services...............       293         526        604         587        613         807      1,021         784
  Customer premises systems.........     1,500       1,512      1,590       1,365      1,726       1,736      2,302       2,110
  Maintenance and support...........       308         305        324         388        426         408        367         344
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total cost of revenues..........     2,409       2,759      3,014       2,927      3,429       3,651      4,561       4,140
                                       -------     -------    -------     -------    -------     -------    -------     -------
Gross margin........................     3,011       3,260      2,578       1,315      3,322       3,562      3,724       3,713
                                       -------     -------    -------     -------    -------     -------    -------     -------
Operating expenses:
  Selling and marketing.............     1,875       1,869      1,848       2,360      2,224       2,353      2,091       1,670
  General and administrative........       766         756        916       1,058      1,052       1,245      1,209       1,348
  Restructuring charge..............        --          --         --          --         --          --        496          --
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total operating expenses........     2,641       2,625      2,764       3,418      3,276       3,598      3,796       3,018
                                       -------     -------    -------     -------    -------     -------    -------     -------
Operating income (loss).............       370         635       (186)     (2,103)        46         (36)       (72)        695
                                       =======     =======    =======     =======    =======     =======    =======     =======
Loss from discontinued operations,
  net...............................        --          --         --        (374)        --          --         --          --
                                       =======     =======    =======     =======    =======     =======    =======     =======
Net earnings (loss).................   $   283     $   444    $  (132)    $(1,679)   $    44     $    (3)   $   (60)    $   422
                                       =======     =======    =======     =======    =======     =======    =======     =======
Basic and diluted earnings (loss)
  per share:
  Earnings (loss) from continuing
    operations......................   $   .05     $   .08    $  (.02)    $  (.25)   $   .01     $  (.00)   $  (.01)    $   .08
Loss from discontinued operations...        --          --         --        (.07)        --          --         --          --
                                       -------     -------    -------     -------    -------     -------    -------     -------
  Net earnings (loss)...............   $   .05     $   .08    $  (.02)    $  (.32)   $   .01     $  (.00)   $  (.01)    $   .08
                                       =======     =======    =======     =======    =======     =======    =======     =======

                                                                             QUARTER ENDED
                                       -----------------------------------------------------------------------------------------
                                       JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                         1997       1997        1997       1998        1998       1998        1998       1999
                                       --------   ---------   --------   ---------   --------   ---------   --------   ---------
PERCENT OF TOTAL REVENUES:
Revenues:
  The Work Number...................      14.4%       15.5%      20.6%       33.2%      25.5%       28.0%      30.4%       36.3%
  Outsourced services...............      10.6        14.9       18.6         9.7       14.1        20.0       21.6        12.0
  Customer premises systems.........      56.7        52.8       42.5        29.7       41.5        33.6       34.3        36.6
  Maintenance and support...........      18.3        16.8       18.3        27.4       18.9        18.4       13.7        15.1
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total revenues..................     100.0       100.0      100.0       100.0      100.0       100.0      100.0       100.0
                                       -------     -------    -------     -------    -------     -------    -------     -------
Cost of revenues:
  The Work Number...................       5.7         6.9        8.9        13.8        9.8         9.7       10.5        11.5
  Outsourced services...............       5.4         8.7       10.8        13.8        9.1        11.2       12.3        10.0
  Customer premises systems.........      27.7        25.1       28.4        32.2       25.6        24.0       27.9        26.8
  Maintenance and support...........       5.7         5.1        5.8         9.2        6.3         5.7        4.4         4.4
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total cost of revenues..........      44.5        45.8       53.9        69.0       50.8        50.6       55.1        52.7
                                       -------     -------    -------     -------    -------     -------    -------     -------
Gross margin........................      55.5        54.2       46.1        31.0       49.2        49.4       44.9        47.3
                                       -------     -------    -------     -------    -------     -------    -------     -------
Operating expenses
  Selling and marketing.............      34.6        31.1       33.0        55.6       32.9        32.6       25.2        21.2
  General and administrative........      14.1        12.6       16.4        25.0       15.6        17.3       14.6        17.2
  Restructuring charge..............        --          --         --          --         --          --        6.0          --
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total operating expenses........      48.7        43.7       49.4        80.6       48.5        49.9       45.8        38.4
                                       -------     -------    -------     -------    -------     -------    -------     -------
Operating income (loss).............       6.8        10.5       (3.3)      (49.6)       0.7        (0.5)      (0.9)        8.9
                                       =======     =======    =======     =======    =======     =======    =======     =======
Loss from discontinued operations,
  net...............................        --          --         --        (8.8)        --          --         --          --
                                       =======     =======    =======     =======    =======     =======    =======     =======
Net earnings (loss).................       5.2%        7.4%      (2.3)%     (39.6)%      0.7%       (0.0)%     (0.7)%       5.4%
                                       =======     =======    =======     =======    =======     =======    =======     =======

     The Company's revenues, margins, and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis, as a result of a number of factors. These factors include the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and customer acceptance of custom software applications, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff, as well as general economic conditions. The size and timing of the Company's customer premises systems transactions have historically varied substantially from quarter to quarter, and the Company expects such variations to continue in future periods. Because a significant portion of the Company's overhead is fixed in the short term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectations.

     Revenues from outsourced services are seasonally higher during the second and third quarters of the Company's fiscal year due to the nature of the services being provided. The revenues have increased on a quarter-by-quarter comparison in fiscal 1999 over fiscal 1998, due to the Company capitalizing on an increased trend by some corporations to outsource these services. Revenues from customer premises systems decreased during the third and fourth quarters of fiscal 1998. Management believes that the revenue decreases during these quarters were due principally to a lengthened sales cycle, as customers studied the impact of incorporating web-based capabilities in their self-service systems.

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

     The Company had a current ratio of 2.97 to 1 and 2.86 to 1 at March 31, 1998 and 1999, respectively. The Company's working capital was $9.1 million and $8.3 million at March 31, 1998 and 1999, respectively. Total working capital decreased in fiscal 1999 due to investments in property and equipment and capitalized software development costs, offset by the Company's net earnings.

     The Company's accounts receivable increased from $8.4 million to $9.7 million from March 31, 1998 to 1999. The increase is due to increased revenues in the fourth quarter of fiscal 1999 compared to 1998, offset by improved account collections. As a percentage of the Company's total revenues for the fourth quarter of each fiscal year, the accounts receivable at fiscal year-end decreased from 199% at March 31, 1998, to 124% at March 31, 1999.

     The Company's capital expenditures were $3.4 million in fiscal 1999. At March 31, 1999, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

     During fiscal 1999, the Company expanded and enhanced its data center and infrastructure. The Company utilized its line of credit to fund these investments, with a maximum balance outstanding of $2.1 million during this period. The line of credit was repaid by the end of the fiscal year, through cash generated from operations.

     The Company believes that its working capital, together with its anticipated cash flows from operations, should be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company has a $5,000,000 line of credit facility with a commercial bank. Outstanding borrowings, if any, will bear interest at LIBOR plus 2.25% and will be secured by accounts receivable and inventory.

     The Company's net decrease in capitalized software development costs was $15,000 in fiscal 1999. See Notes 1 and 6 of Notes to Consolidated Financial Statements. The Company intends to continue to make investments in its software products at comparable levels in fiscal 2000.

YEAR 2000 COMPLIANCE

     Many installed computer systems used by numerous companies to run a variety of applications are not capable of processing date sensitive information that falls beyond the twentieth century. Unless these computer systems are replaced or upgraded prior to the year 2000 to process such date sensitive information, the systems may experience severe operating difficulties or system failures. Based on a review and testing of its software products and other products, the Company believes that its current products are century compliant. The Company's assessment of its current products is partially dependent upon the accuracy of representations concerning century compliance made by its suppliers, such as Microsoft and IBM. Many of the Company's customers are, however, using earlier versions of the Company's software products and other products that may not be century compliant. The Company has instituted programs to warn these customers of the risks associated with using software and other products which may not be century compliant, and to encourage such customers to migrate to the Company's current products. In addition, the Company's products are generally integrated with a customer's enterprise system, which typically utilizes software products developed by other vendors. A customer may mistakenly believe that century compliance problems with its enterprise system are attributable to products provided by the Company. The Company may in the future be subject to claims based on century compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been a party to any proceeding involving its products or services in connection with century compliance issues; however, there is no assurance that the Company will not in the future be required to defend its products or services in such proceedings against claims of century compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

     During fiscal 1998, the Company initiated a program to review, replace and upgrade its internal use information systems and non-information technology systems to accommodate the Company's growth, improve productivity and remedy any century compliance problems. The Company has substantially completed the inventory phase for its hardware and purchased software. The assessment and remediation stages were substantially complete by March 31, 1999. The costs of remediation were included in the Company's normal capital budgets, and not separately measured. Testing is targeted for completion by June 30, 1999. To a large extent, the Company is dependent on its suppliers and their efforts. The Company believes that its internal use information systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its internal use information systems in a timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. The Company is also beginning the development of a contingency plan, in the event some systems are not year 2000 compliant prior to the end of calendar 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   30
Consolidated Balance Sheets as of March 31, 1999 and 1998...   31
Consolidated Statements of Operations for the years ended
  March 31, 1999, 1998 and 1997.............................   32
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1999, 1998 and 1997.................   33
Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997.............................   34
Notes to Consolidated Financial Statements..................   35

     See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations" for supplementary financial information required by Item 302 of Regulation S-K.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TALX Corporation:

     We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TALX Corporation and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

St. Louis, Missouri
May 14, 1999

                       TALX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                     MARCH 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                           ASSETS
  Current assets:
  Cash and cash equivalents.................................    $    267    $  2,879
  Trade receivables, net....................................       9,722       8,422
  Inventories...............................................       1,262       1,452
  Prepaid expenses and other current assets.................       1,299         754
  Income tax refund receivable..............................          --          14
  Deferred tax assets, net..................................         235         171
                                                                --------    --------
     Total current assets...................................      12,785      13,692
Property and equipment, net.................................       5,856       3,956
Capitalized software development costs, net of amortization
  of $3,089 in 1999 and $4,697 in 1998......................       3,822       3,837
Net assets of business held for sale........................         859       1,157
Deferred tax assets, net....................................       1,021       1,324
Other assets................................................         221         155
                                                                --------    --------
                                                                $ 24,564    $ 24,121
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,075    $  1,778
  Accrued expenses and other liabilities....................       1,681       1,702
  Progress billings in excess of work in progress...........         588         176
  Deferred maintenance revenue..............................       1,125         957
                                                                --------    --------
     Total current liabilities..............................       4,469       4,613
                                                                --------    --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares and no shares issued or outstanding at March 31,
     1999 and 1998..........................................          --          --
  Common stock, $.01 par value; authorized 30,000,000
     shares, issued and outstanding 5,505,017 shares at
     March 31, 1999 and 5,316,032 shares at March 31,
     1998...................................................          55          53
  Additional paid-in capital................................      23,478      23,225
  Accumulated deficit.......................................      (3,432)     (3,770)
  Treasury Stock, at cost, 948 shares at March 31, 1999.....          (6)         --
                                                                --------    --------
     Total stockholders' equity.............................      20,095      19,508
                                                                --------    --------
                                                                $ 24,564    $ 24,121
                                                                ========    ========

     See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                         MARCH 31,
                                                            -----------------------------------
                                                              1999         1998         1997
                                                            ---------    ---------    ---------
Revenues:
  The Work Number.......................................    $   9,109    $   4,270    $   1,642
  Outsourced services...................................        5,126        2,925        2,173
  Customer premises systems.............................       10,948        9,886       11,013
  Maintenance and support...............................        4,920        4,192        3,559
                                                            ---------    ---------    ---------
     Total revenues.....................................       30,103       21,273       18,387
                                                            ---------    ---------    ---------
Cost of revenues:
  The Work Number.......................................        3,138        1,807          678
  Outsourced services...................................        3,225        2,010          941
  Customer premises systems.............................        7,874        5,967        5,560
  Maintenance and support...............................        1,545        1,325        1,025
                                                            ---------    ---------    ---------
     Total cost of revenues.............................       15,782       11,109        8,204
                                                            ---------    ---------    ---------
     Gross margin.......................................       14,321       10,164       10,183
                                                            ---------    ---------    ---------
Operating expenses:
  Selling and marketing.................................        8,339        7,952        5,902
  General and administrative............................        4,853        3,496        2,613
  Restructuring charge..................................          496           --           --
                                                            ---------    ---------    ---------
     Total operating expenses...........................       13,688       11,448        8,515
                                                            ---------    ---------    ---------
     Operating income (loss)............................          633       (1,284)       1,668
                                                            ---------    ---------    ---------
Other income (expense):
  Interest income.......................................           55          237          151
  Interest expense......................................          (57)          (2)        (438)
  Other, net............................................           10          (77)        (122)
                                                            ---------    ---------    ---------
     Total other income (expense), net..................            8          158         (409)
                                                            ---------    ---------    ---------
     Earnings (loss) from continuing operations before
       income tax expense (benefit).....................          641       (1,126)       1,259
Income tax expense (benefit)............................          239         (416)         466
                                                            ---------    ---------    ---------
  Earnings (loss) from continuing operations............          402         (710)         793
                                                            ---------    ---------    ---------
Discontinued operations:
  Loss from operations of discontinued operations, net
     of income taxes....................................           --           --         (164)
  Loss on disposal of discontinued operations, net of
     income taxes.......................................           --         (374)        (900)
                                                            ---------    ---------    ---------
     Loss from discontinued operations, net of income
       taxes............................................           --         (374)      (1,064)
                                                            ---------    ---------    ---------
     Earnings (loss) before extraordinary item..........          402       (1,084)        (271)
Extraordinary item -- loss on extinguishment of debt,
  net of income taxes...................................           --           --         (971)
                                                            ---------    ---------    ---------
     Net earnings (loss)................................    $     402    $  (1,084)   $  (1,242)
                                                            =========    =========    =========
Basic and diluted earnings (loss) per share:
  Earnings (loss) from continuing operations............    $     .07    $    (.13)   $     .18
  Loss from discontinued operations.....................           --         (.07)        (.25)
  Extraordinary loss....................................           --           --         (.22)
                                                            ---------    ---------    ---------
     Net earnings (loss)................................    $     .07    $    (.20)   $    (.29)
                                                            =========    =========    =========
Weighted average number of shares outstanding...........    5,519,435    5,291,381    4,330,239

     See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                            RETAINED
                                    CONVERTIBLE PREFERRED STOCK              ADDITIONAL     EARNINGS                    TOTAL
                                   ------------------------------   COMMON    PAID-IN     (ACCUMULATED   TREASURY   STOCKHOLDERS'
                                   SERIES A   SERIES B   SERIES C   STOCK     CAPITAL       DEFICIT)      STOCK        EQUITY
                                   --------   --------   --------   ------   ----------   ------------   --------   -------------
Balance at March 31, 1996........  $     18   $      2   $      6   $   25    $ 6,431       $(1,444)      $  --        $ 5,038
Repurchase and retirement of 144
  shares of common stock and 38
  shares of Series A preferred
  stock..........................        --         --         --       --         (1)           --          --             (1)
Issuance of common stock
  warrants.......................        --         --         --       --        879            --          --            879
Issuance of 2,000,000 shares of
  common stock upon initial
  public offering................        --         --         --       20     15,567            --          --         15,587
Conversion of 1,776,441 shares of
  Series A, 236,873 shares of
  Series B, and 615,745 shares of
  Series C preferred stock to
  751,111 shares of common stock
  upon initial public offering...       (18)        (2)        (6)       8         18            --          --             --
Issuance of 30,989 shares of
  common stock upon exercise of
  stock options..................        --         --         --       --        120            --          --            120
Issuance of 3,285 shares of
  common stock under employee
  stock purchase plan............        --         --         --       --         22            --          --             22
Net loss.........................        --         --         --       --         --        (1,242)         --         (1,242)
                                   --------   --------   --------   ------    -------       -------       -----        -------
Balance at March 31, 1997........        --         --         --       53     23,036        (2,686)         --         20,403
Issuance of 17,676 shares of
  common stock upon exercise of
  stock options..................        --         --         --       --         48            --          --             48
Issuance of 34,901 shares of
  common stock under employee
  stock purchase plan............        --         --         --       --        141            --          --            141
Net loss.........................        --         --         --       --         --        (1,084)         --         (1,084)
                                   --------   --------   --------   ------    -------       -------       -----        -------
Balance at March 31, 1998........        --         --         --       53     23,225        (3,770)         --         19,508
Repurchase of 41,587 shares of
  common stock...................        --         --         --       --         --            --        (234)          (234)
Issuance of 40,033 shares of
  common stock and 10,855 shares
  of treasury stock upon exercise
  of stock options...............        --         --         --        1        134           (44)         56            147
Issuance of 31,470 shares of
  common stock and 29,784 shares
  of treasury stock under
  employee stock purchase plan...        --         --         --       --        120           (20)        172            272
Issuance of 117,482 shares of
  common stock upon exercise of
  warrants.......................        --         --         --        1         (1)           --          --             --
Net earnings.....................        --         --         --       --         --           402          --            402
                                   --------   --------   --------   ------    -------       -------       -----        -------
Balance at March 31, 1999........  $     --   $     --   $     --   $   55    $23,478       $(3,432)      $  (6)       $20,095
                                   ========   ========   ========   ======    =======       =======       =====        =======

     See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
  Net earnings (loss)....................................    $    402    $ (1,084)   $ (1,242)
  Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
  Depreciation and amortization..........................       3,071       2,556       2,519
  Extraordinary item -- loss on extinguishment of debt...          --          --         971
  Discontinued operations, net...........................         298        (450)        515
  Deferred taxes.........................................         239        (651)       (192)
  Change in assets and liabilities:
     Trade receivables...................................      (1,300)         19      (4,550)
     Inventories.........................................         190         (74)       (171)
     Work in progress, less progress billings, net.......         412         141         137
     Prepaid expenses and other current assets...........        (545)        (20)       (661)
     Income tax refund receivable........................          14         181          65
     Other assets........................................         (66)         64          70
     Accounts payable....................................        (703)        633        (353)
     Accrued expenses and other liabilities..............         (21)        230         334
     Deferred maintenance revenue........................         168         (24)         (8)
                                                             --------    --------    --------
       Net cash provided by (used in) operating
          activities.....................................       2,159       1,521      (2,566)
                                                             --------    --------    --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment...........          --          --       1,041
  Additions to property and equipment....................      (3,399)     (2,302)     (1,550)
  Capitalized software development costs.................      (1,557)     (2,294)     (1,789)
  Proceeds from maturity of short-term investments.......          --       4,117          --
  Purchases of short-term investments....................          --          --      (4,117)
                                                             --------    --------    --------
       Net cash used in investing activities.............      (4,956)       (479)     (6,415)
                                                             --------    --------    --------
Cash flows from financing activities:
  Change in notes payable to bank........................          --          --      (4,243)
  Borrowings of subordinated notes payable and issuance
     of warrants.........................................          --          --       4,000
  Repayments on long-term debt...........................          --          --        (667)
  Repayment of subordinated notes payable................          --          --      (4,000)
  Payments on capitalized lease obligations..............          --         (36)       (209)
  Issuance of common stock...............................         419         189      15,729
  Repurchase of common and preferred stock...............        (234)         --          (1)
                                                             --------    --------    --------
       Net cash provided by financing activities.........         185         153      10,609
                                                             --------    --------    --------
       Net increase (decrease) in cash and cash
          equivalents....................................      (2,612)      1,195       1,628
Cash and cash equivalents at beginning of year...........       2,879       1,684          56
                                                             --------    --------    --------
Cash and cash equivalents at end of year.................    $    267    $  2,879    $  1,684
                                                             ========    ========    ========

     See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

     TALX Corporation ("TALX" or the "Company") provides interactive Web, interactive voice response ("IVR"), computer telephony integration ("CTI") software and services to large organizations such as Fortune 500 companies and federal government agencies. The Company's software and services enable an organization's employees, customers, vendors and business partners ("Users") to access, input and update information without human assistance. The Company's software and services enhance service levels, improve productivity and reduce costs by enabling Users to perform self-service transactions. Historically, the Company has designed and implemented "tailored" systems that provide an organization's Users with access to databases of information relating to that organization.

     The Work Number Number(R) is a national service providing automated access to information from multiple organizations. The Work Number provides automated responses to requests by mortgage lenders or other verifiers for confirmation of employment information about a participating employer's current and former employees.

     Tailored software and services are offered by TALX to its customers either installed on customers' premises or on an outsourced services basis. The Company has provided tailored software and services installed at customers' premises since the early 1980s. In 1993, the Company introduced its outsourced services business which allows a client to realize the benefits of the Company's software and services without incurring the administrative or maintenance responsibilities of operating such a system. For outsourced services customers, the Company maintains the client's database on a system at the Company's facilities, where incoming requests for access to the information are received.

     In addition to providing software and services described above, the Company has historically provided database and document services. Database services include providing sales leads and prepress services for directory publishers. Document services include the preparation and mailing of invoices, statements, and confirmation letters for organizations with high-volume requirements. See
Note 3 of the Notes to Consolidated Financial Statements.

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

(d) Inventories

     Inventories are stated at the lower of cost (average) or market. Inventories consist primarily of hardware and spare parts.

(e) Property and Equipment

     Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

Amortization of leasehold improvements and assets recorded under capital leases is computed using the straight-line method over the lesser of the useful life of the asset or lease term.

(f) Product Development and Capitalized Software Development Costs

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

(g) Revenue Recognition, Work in Progress and Progress Billings

     Revenues from The Work Number are recognized from fees charged to Users for verifications of employment history and salary and from employer conversion and maintenance fees. Prior to April 1, 1998, customer premises systems revenue was generally recognized upon shipment of the system. For all transactions entered into subsequent to April 1, 1998, the Company has adopted the American Institute of CPA's Statement of Position 97-2 ("SOP 97-2"). Under SOP 97-2, the Company recognizes hardware and software license revenue upon shipment. Revenues for customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Outsourced services revenue is recognized as the services are provided. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred maintenance revenue represents the unearned portion of maintenance fees.

(h) Concentration of Credit Risk

     The Company sells its software and services in a variety of industries. One customer represented approximately 12% of revenues in fiscal 1997. No customer represented over 10% of revenues in fiscal 1998 or 1999. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral; however, it maintains a security interest in hardware until payment is received. Credit losses from customers have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

(i) Income Taxes

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

(j) Fair Value of Financial Instruments

     The Company discloses estimated fair values for its financial instruments. A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity.

(k) Stock Option Plans

     The Company records stock-based compensation over the vesting period for the difference between the quoted market price of an award at the date of grant and the exercise price of the option, if any. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and later years as if the fair-value-based method had been applied.

(l) Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(m) Net Earnings (Loss) Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share. For all years presented, basic and diluted earnings per share are the same. Earnings (loss) per share has been computed using the number of shares of common stock and common stock options and warrants outstanding, assuming conversion of all outstanding preferred stock to 751,111 shares of common stock. The weighted average number of shares is based on common stock outstanding for basic earnings (loss) per share and common stock outstanding and common stock options and warrants for diluted earnings (loss) per share in periods when such common stock options and warrants are not antidilutive.

(2) RESTRUCTURING CHARGE

     During the quarter ended December 31, 1998, the Company reorganized its sales and delivery operations and refocused its product line, related to its customer premises systems line of business. In conjunction with the reorganization, the Company reduced its workforce by approximately 8% and closed certain regional sales offices. As a result of these actions, the Company incurred restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs. These items are reflected in the line item "restructuring charge" on the statement of operations and $159,000 is reflected in accrued expenses on the balance sheet at March 31, 1999.

(3) DISCONTINUED OPERATIONS

     In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of the amount, $200,000 is in the form of an 8%, three-year subordinated note and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. As of March 31, 1997 and 1998, the Company provided additional provisions

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

for loss, net of tax, in the amount of $550,000 and $374,000, respectively. No additional provision for loss was necessary as of March 31, 1999. The Company anticipates disposition of the remaining operations through sale during fiscal 2000.

     The Company has classified the database business as a discontinued operation and has reclassified the prior period's statements of operations to reflect this change.

     Summary balance sheet data as of March 31, 1999 and 1998 is as follows:

                                                                   MARCH 31,
                                                                ----------------
                                                                 1999      1998
                                                                ------    ------
                                                                 (IN THOUSANDS)
Current assets..............................................    $  901    $1,392
Property and equipment, net.................................       407       650
Other assets................................................        63       100
                                                                ------    ------
  Total assets..............................................     1,371     2,142
Current liabilities, including provision for loss of $39 in
  1999 and $400 in 1998.....................................       512       985
                                                                ------    ------
Net assets of business held for sale........................    $  859    $1,157
                                                                ======    ======

     The results of operations for the discontinued businesses for the years ended March 31, 1999, 1998, and 1997 were as follows:

                                                                         MARCH 31,
                                                                ---------------------------
                                                                 1999      1998      1997
                                                                ------    ------    -------
                                                                      (IN THOUSANDS)
Revenues....................................................    $4,075    $4,284    $ 8,633
                                                                ======    ======    =======
Loss from discontinued operations...........................        --        --       (260)
Income tax benefit..........................................        --        --        (96)
                                                                ------    ------    -------
  Loss from operations of discontinued operations...........        --        --       (164)
                                                                ------    ------    -------
Loss on disposal............................................        --      (592)    (1,428)
Income tax benefit..........................................        --      (218)      (528)
                                                                ------    ------    -------
Loss on disposal, net.......................................        --      (374)      (900)
                                                                ------    ------    -------
Net loss....................................................    $   --    $ (374)   $(1,064)
                                                                ======    ======    =======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

(4) TRADE RECEIVABLES

     Trade receivables consist of the following:

                                                                   MARCH 31,
                                                                ----------------
                                                                 1999      1998
                                                                ------    ------
                                                                 (IN THOUSANDS)
Billed receivables..........................................    $6,708    $6,581
Unbilled receivables........................................     3,169     1,919
                                                                ------    ------
                                                                 9,877     8,500
Less allowance for doubtful accounts........................       155        78
                                                                ------    ------
                                                                $9,722    $8,422
                                                                ======    ======

     Billings to customers are made in accordance with the terms of the individual contracts.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                RANGE OF
                                                               ESTIMATED          MARCH 31,
                                                              USEFUL LIVES    ------------------
                                                               (IN YEARS)      1999       1998
                                                              ------------    -------    -------
                                                                                (IN THOUSANDS)
Computer equipment........................................      3-5           $ 5,724    $ 4,401
Office furniture and equipment............................      5-10            1,310        931
Leasehold improvements....................................      3-10            3,138      1,426
                                                                              -------    -------
                                                                               10,172      6,758
Less accumulated depreciation and amortization............                      4,316      2,802
                                                                              -------    -------
                                                                              $ 5,856    $ 3,956
                                                                              =======    =======

(6) PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Product development and capitalized software development costs for the years ended March 31, 1999, 1998, and 1997 were as follows:

                                                                          MARCH 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Product development costs incurred..........................    $ 2,145    $ 2,615    $ 2,015
Additions to capitalized software development costs.........     (1,557)    (2,293)    (1,789)
                                                                -------    -------    -------
Product development costs charged to general and
  administrative expenses...................................    $   588    $   322    $   226
                                                                =======    =======    =======
Amortization of capitalized software development costs......    $ 1,524    $ 1,558    $ 1,161
                                                                =======    =======    =======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

(7) ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities for the years ended March 31, 1999 and 1998 consist of the following:

                                                                    MARCH 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Accrued compensation and benefits...........................    $   736    $   637
Other.......................................................        945      1,065
                                                                -------    -------
                                                                $ 1,681    $ 1,702
                                                                =======    =======

(8) FINANCING ARRANGEMENTS

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

     The Company has a $5,000,000 line of credit facility with a commercial bank. Outstanding borrowings, if any, will bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory. During the fiscal year ended March 31, 1999, the average outstanding borrowings under this facility were $604,000, with a maximum balance outstanding of $2.1 million.

(9) LEASES

     The Company has noncancellable operating leases, primarily for office space and office equipment, that expire through 2004 and provide for purchase or renewal options.

     Total rent expense for operating leases, including contingent rentals, was $932,000, $708,000, and $578,000 in 1999, 1998 and 1997, respectively.

     Future minimum lease payments under noncancellable operating leases as of March 31, 1999 are as follows:

                                                              (IN THOUSANDS)
Fiscal Year:
  2000......................................................      $1,070
  2001......................................................         991
  2002......................................................         935
  2003......................................................         576
  2004......................................................          30
                                                                  ------
     Total minimum lease payments...........................      $3,602
                                                                  ======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

(10) INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                          MARCH 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Current -- federal..........................................    $    --    $    --    $    --
Deferred:
  Federal...................................................        209       (383)       428
  State and local...........................................         30        (33)        38
                                                                -------    -------    -------
     Income tax expense (benefit) before discontinued
       operations...........................................        239       (416)       466
Discontinued operations.....................................         --       (218)      (624)
Extraordinary loss..........................................         --         --       (209)
                                                                -------    -------    -------
     Total income tax expense (benefit).....................    $   239    $  (634)   $  (367)
                                                                =======    =======    =======

     Income tax expense (benefit) differed from the amounts computed by applying the federal income tax rate of 34% to earnings (loss) from continuing operations before income tax expense (benefit) as a result of the following:

                                                                          MARCH 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Computed "expected" tax expense (benefit)...................    $   218    $  (383)   $   428
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of federal income tax
     benefit................................................         20        (22)        25
  Other, net................................................          1        (11)        13
                                                                -------    -------    -------
                                                                $   239    $  (416)   $   466
                                                                =======    =======    =======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are presented below:

                                                                    MARCH 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................    $   115    $   137
  Valuation allowance on inventory..........................         27         94
  Accrual for compensated absences..........................         40         42
  Accrual for loss on discontinued operations...............         14        148
  Differences in depreciation...............................         41         92
  Restructuring charge and other reserves...................        160         --
  Net operating loss and tax credit carryforwards...........      2,308      2,501
                                                                -------    -------
     Total deferred tax assets..............................      2,705      3,014
                                                                -------    -------
Deferred tax liabilities:
  Differences in capitalized software development cost
     methods................................................      1,414      1,419
  Differences in expense recognition methods................         20         43
  Differences in depreciation and amortization..............         15         57
                                                                -------    -------
     Total deferred tax liabilities.........................      1,449      1,519
                                                                -------    -------
     Net deferred tax assets................................    $ 1,256    $ 1,495
                                                                =======    =======

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Certain net operating loss carryforwards are available to offset future taxable income of TALX. In order to fully realize the deferred tax assets, TALX will need to generate future taxable income of approximately $3,400,000 prior to the expiration of the net operating loss carryforwards in 2013. Taxable income (loss) of TALX for the years ended March 31, 1999, 1998, and 1997 was $425,000, $(3,294,000) and
$(608,000), respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

     At March 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $6,062,000, which are available to offset future federal taxable income, if any, through 2013. In addition, the Company has alternative minimum tax credit carryforwards of approximately $22,000 and general business credit carryforwards of approximately $53,000, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(11) STOCKHOLDERS' EQUITY

     TALX has adopted two incentive stock option plans for employees which provide for the issuance of a maximum of 990,000 shares of common stock. Options are granted by the Board of Directors at prices not less

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

than fair market value as of the date of the grant. Certain options are 100% vested upon grant. The remaining options vest 20% per year and expire six to 10 years after the date of the grant.

     Activity under the plans for the three years ended March 31, 1999 is as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                                -------    --------------
Outstanding at March 31, 1996...............................    298,286        $3.85
Granted -- 1997.............................................     88,117         7.00
Canceled -- 1997............................................    (14,203)        3.85
Exercised -- 1997...........................................    (30,989)        3.89
                                                                -------
Outstanding at March 31, 1997...............................    341,211        $4.62
Granted -- 1998.............................................     53,700         4.98
Canceled -- 1998............................................    (18,774)        5.11
Exercised -- 1998...........................................    (17,676)        2.24
                                                                -------
Outstanding at March 31, 1998...............................    358,461        $4.72
Granted -- 1999.............................................    319,000         5.56
Canceled -- 1999............................................    (73,514)        5.49
Exercised -- 1999...........................................    (53,743)        3.52
                                                                -------
Outstanding at March 31, 1999...............................    550,204        $5.22
                                                                =======

     TALX has adopted a stock option plan for outside directors which provides for the issuance of a maximum of 80,000 shares of common stock. Options are granted in the amount of 1,500 shares each to outside directors at prices not less than fair market value as of the date of the grant, which is April 1 of each year. The options vest one year from the date of grant. Options outstanding amount to 6,000 and 12,000 at March 31, 1998 and 1999, respectively.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would have been impacted by an immaterial amount (less than $.01 per share) in each year. The effect for fiscal 1999 would be to reduce net earnings by $235,000 or $.04 per share, based on the weighted average fair value of options granted of $3.10 per option.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1999 AND 1998

     The Company made calculations under SFAS No. 123 reflecting only options granted in fiscal 1997, 1998 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six to 10 years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for fiscal 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 65%, 85% and 65% in fiscal 1999, 1998 and 1997, respectively; risk-free interest rate of 5.00%, 6.19% and 6.44% in fiscal 1999, 1998 and 1997, respectively; expected life of 4.5 years for 1999, and six years for 1998 and 1997; and an expected dividend yield of 0.0% in all periods.

                                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                ---------------------------------------------   ---------------------------
                                            WEIGHTED AVERAGE
                                               REMAINING          WEIGHTED                      WEIGHTED
                                NUMBER OF   CONTRACTUAL LIFE      AVERAGE       NUMBER OF       AVERAGE
RANGE OF EXERCISE PRICE          SHARES         (YEARS)        EXERCISE PRICE    SHARES      EXERCISE PRICE
-----------------------         ---------   ----------------   --------------   ---------    --------------
$3.85 -- 4.50................    195,575           1.5             $4.03         148,555         $4.07
$4.51 -- 5.38................     94,000           8.8             $4.99             600         $5.13
$5.39 -- 6.00................    103,500           8.9             $5.51           3,000         $6.00
$6.01 -- 6.99................    107,500           9.8             $6.25               0         $0.00
$7.00 -- 7.99................     61,629           3.3             $7.06          28,275         $7.13
                                 -------                                         -------
                                 562,204                                         180,430
                                 =======                                         =======

     During fiscal 1997, shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. As of March 31, 1999, there were 200,000 shares of common stock reserved for the ESPP with 61,254, 34,901 and 3,285 shares issued in fiscal 1999, 1998 and 1997, respectively.

(12) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(13) EMPLOYEE BENEFIT PLAN

     The Company sponsors a profit-sharing/401(k) plan. The plan covers substantially all of the Company's employees. The Company makes contributions to the plan, subject to ERISA limitations, up to 2% of employees' earnings. Total expense under the plan for the years ended March 31, 1999, 1998, and 1997 was $197,000, $146,000, and $100,000, respectively.

(14) COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain litigation matters arising in the normal course of business. In the opinion of Company management, these matters will not have a material adverse effect on the accompanying consolidated financial statements.

(15) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for interest totaled $57,000, $2,000, and $438,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company is contained under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Director Compensation" included in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is contained under the captions "Common Stock Ownership of Directors, Nominees, and Officers" and "Common Stock Ownership of Certain Beneficial Owners," included in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions," included in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

           (1)  Financial Statements

             See Item 8 -- Index to Consolidated Financial Statements

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

                                          TALX CORPORATION

                                                /s/ WILLIAM W. CANFIELD
                                          By:
                                          --------------------------------------

                                                 Chairman, President, Chief
                                               Executive Officer and Director

Date: June 28, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           /s/ WILLIAM W. CANFIELD             Chairman, President, Chief           June 28, 1999
---------------------------------------------  Executive Officer and Director
             William W. Canfield               (Principal Executive Officer)

             /s/ RICHARD F. FORD               Director                             June 28, 1999
---------------------------------------------
               Richard F. Ford

            /s/ CRAIG E. LABARGE               Director                             June 28, 1999
---------------------------------------------
              Craig E. LaBarge

            /s/ EUGENE M. TOOMBS               Director                             June 28, 1999
---------------------------------------------
              Eugene M. Toombs

             /s/ M. STEVE YOAKUM               Director                             June 28, 1999
---------------------------------------------
               M. Steve Yoakum

             /s/ CRAIG N. COHEN                Chief Financial Officer (Principal   June 28, 1999
---------------------------------------------  Financial Officer and Principal
               Craig N. Cohen                  Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 2.1*      Agreement and Plan of Merger, dated as of July 15, 1996, by and between the Company And Intech Group Inc. +
 3.1****   Restated Articles of Incorporation of the Company, as
           amended
 3.2       Intentionally Omitted
 3.3*      Bylaws of the Company
 4.1       See Exhibits 3.1 and 3.2
 4.2****   Warrant Agreement dated as of October 22, 1996 among the
           Company, First Albany Corporation and Principal Financial
           Securities, Inc.
10.1*      TALX Corporation 1988 Incentive Stock Option Plan ++
10.2*      Form of Incentive Stock Option Agreement ++
10.3*      TALX Corporation Amended and Restated 1994 Stock Option
           Plan ++
10.4*      Form of Non-Qualified Stock Option Agreement ++
10.5       Intentionally Omitted
10.6*      TALX Corporation Outside Directors' Stock Option Plan ++
10.7*****  Form of Director Stock Option Agreement
10.8       Intentionally Omitted
10.9       Intentionally Omitted
10.10*     Lease dated March 28, 1996 by and between the Company and
           Stephen C. Murphy,
           Thomas W. Holley, Arthur S. Margulis and Samuel B. Murphy,
           Trustee of the Samuel B. Murphy Revocable Living Trust UTA
           1/9/91, dba "Adie Road Partnership"
10.11**    Lease dated August 23, 1993 by and between the Prudential
           Insurance Company of America, a New Jersey corporation and
           EKI Incorporated
10.12*     Registration Rights Agreement dated March 15, 1994 among the
           Company, Intech Group Inc. and Intech Partners, L.P.
10.13**    Amended and Restated Preferred Stock Purchase Agreement
           dated December 23, 1988 Among the Company, MiTek Industries,
           Inc., Intech Group Inc., Gateway Venture, Zinsmeyer Trusts
           Partnership, and Missouri Venture Partners, L.P.
10.14**    Securities Purchase Agreement dated November 28, 1990 among the Company, MiTek Industries, Inc., Intech Group Inc.,
           Gateway Venture Partners II, L.P., and Zinsmeyer Trusts
           Partnership
10.15*     Amendment and Waiver Agreement dated as of July 28, 1996
           between the Company, IntechGroup, Inc., Intech Partners,
           L.P., MiTek Industries, Inc., Gateway Venture Partners II,
           L.P., Zinsmeyer Trusts Partnership and the Missouri State
           Employee's Retirement System.
10.16      Intentionally Omitted
10.17      Intentionally Omitted
10.18      Intentionally Omitted
10.19*     Debenture Purchase Agreement dated May 11, 1990 among the
           Company, Intech Group, Inc., MiTek Industries, Inc., Gateway
           Venture Partners II, L.P., Zinsmeyer Trusts Partnership, H.
           Richard and Gloria Grodsky, W. Gary and Debra Lowe, Michael
           and Della Smith and John E. and Janet B. Tubbesing
10.20      Intentionally Omitted
10.21***   Employment Agreement between TALX Corporation and Mr.
           Canfield ++

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.22***   Employment Agreement between TALX Corporation and Mr.
           Tubbesing ++
10.23***   Employment Agreement between TALX Corporation and Mr.
           Smith ++
10.24***   Employment Agreement between TALX Corporation and Mr.
           Cohen ++
10.25      Southwest Bank Line of Credit Note
11.1       Statement re Computation of Per Share Earnings
21.1*      Subsidiaries of the Company
23.1       Consent of KPMG Peat Marwick LLP
27.1       Financial Data Schedule

---------------

* Incorporated by reference to exhibit with corresponding number to the Company's Registration Statement on Form S-1 (File No. 333-10969)

** Incorporated by reference to exhibit with corresponding number to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-10969)

*** Incorporated by reference to exhibit with corresponding number to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-10969)

**** Incorporated by reference to exhibit with corresponding number to the Company's Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-21465)

***** Incorporated by reference to exhibit with corresponding number to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-21465)

+ The registrant undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.

++   Represents management contract or compensatory plan or arrangement.