Form 10-Q
period 1999-06-30
TALX CORP
filed 1999-08-13
CIK 917524

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________


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

                                 (314) 214-7000

                             (Registrants telephone
                          number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of July 15, 1999 there were 5,540,983 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 13.

                        TALX CORPORATION AND SUBSIDIARIES

                              FINANCIAL INFORMATION
                                                                                     PAGE NO.
                                                                                     --------
Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999             3

           Consolidated Statements of Operations for the Three Months Ended
           June 30, 1999 and 1998                                                         4

           Consolidated Statements of Cash Flows for the Three Months Ended
           June 30, 1999 and 1998                                                         5

           Notes to Consolidated Financial Statements                                     6

Item 2.    Managements Discussion and Analysis of
           Financial Condition and Results of Operations                               7-10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    11

                    PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                             11

Item 2.    Changes in Securities and Use of Proceeds                                     11

Item 3.    Defaults Upon Senior Securities                                               11

Item 4.    Submission of Matters to a Vote of Securities Holders                         11

Item 5.    Other Information                                                             11

Item 6.    Exhibits and Reports on Form 8-K                                              11

Signatures                                                                               12

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                   June 30,           March 31,
                                                                                     1999                1999
                                                                                ----------------   -----------------
                                                                                  (unaudited)
                                              ASSETS
Current assets:
    Cash and cash equivalents                                                          $    202            $    267
    Trade receivables, net                                                                6,974               6,552
    Inventories                                                                           1,091               1,262
    Work in progress, less progress billings                                              4,057               3,170
    Prepaid expenses and other current assets                                             1,154               1,299
    Deferred tax assets, net                                                                235                 235
                                                                                ----------------   -----------------
       Total current assets                                                              13,713              12,785
Property and equipment, net                                                               5,576               5,856
Capitalized software development costs, net                                               3,554               3,822
Net assets of business held for sale                                                      1,019                 859
Deferred tax asset, net                                                                     711               1,021
Other assets                                                                                241                 221
                                                                                ----------------   -----------------
                                                                                       $ 24,814            $ 24,564
                                                                                ================   =================


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable                                                                       $    114            $     -
    Accounts payable                                                                        977               1,075
    Accrued expenses and other liabilities                                                1,071               1,681
    Progress billings in excess of work in progress                                       1,058                 588
    Deferred maintenance revenue                                                          1,041               1,125
                                                                                ----------------   -----------------
       Total current liabilities                                                          4,261               4,469
                                                                                ----------------   -----------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at June 30, 1999 and March 31, 1999                    -                   -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,540,983 shares at June 30, 1999
       and 5,505,017 shares at March 31, 1999                                                55                  55
    Additional paid-in capital                                                           23,562              23,478
    Accumulated deficit                                                                  (3,064)             (3,432)
    Treasury stock                                                                            -                  (6)
                                                                                ----------------   -----------------
       Total stockholders' equity                                                        20,553              20,095
                                                                                ----------------   -----------------
                                                                                       $ 24,814            $ 24,564
                                                                                ================   =================

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except share information)
                                   (unaudited)



                                                             Three Months Ended June 30,
                                                         -------------------------------------
                                                              1999               1998
                                                         ----------------  -----------------
Revenues:
    The Work Number                                      $         2,635   $          1,719
    Outsourced services                                            1,155                952
    Customer premises systems                                      3,151              2,806
    Maintenance and support                                        1,262              1,274
                                                         ----------------  -----------------
       Total revenues                                              8,203              6,751
                                                         ----------------  -----------------
Cost of revenues:
    The Work Number                                                  905                664
    Outsourced services                                              722                613
    Customer premises systems                                      2,179              1,726
    Maintenance and support                                          337                426
                                                         ----------------  -----------------
       Total cost of revenues                                      4,143              3,429
                                                         ----------------  -----------------
       Gross margin                                                4,060              3,322
                                                         ----------------  -----------------
Operating expenses:
    Selling and marketing                                          1,883              2,224
    General and administrative                                     1,384              1,052
                                                         ----------------  -----------------
       Total operating expenses                                    3,267              3,276
                                                         ----------------  -----------------
       Operating income                                              793                 46
                                                         ----------------  -----------------
Other income (expense), net:
    Interest income                                                    4                 24
    Interest expense                                                  (1)                 -
                                                         ----------------  -----------------
       Total other income (expense), net                               3                 24
                                                         ----------------  -----------------
       Earnings before income tax expense                            796                 70
Income tax expense                                                   310                 26
                                                         ----------------  -----------------

Net earnings                                             $           486   $             44
                                                         ================  =================


                                                         ----------------  -----------------
Basic and diluted earnings per share                     $          0.09   $           0.01
                                                         ================  =================
Weighed average number of shares outstanding - basic           5,528,707          5,325,076
                                                         ================  =================
Weighed average number of shares outstanding - diluted         5,607,278          5,506,767
                                                         ================  =================


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                Three Months Ended June 30,
                                                                             -------------------------------
                                                                                  1999              1998
                                                                             ------------      -------------
Cash flows from operating activities:
    Net earnings                                                             $       486       $         44
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                              975                654
          Net assets of business held for sale                                      (160)              (158)
          Deferred taxes                                                             310                 26
          Change in assets and liabilities:
             Trade receivables                                                      (422)             1,513
             Inventories                                                             171                446
             Work in progress in excess of progress billings                        (887)            (1,708)
             Prepaid expenses and other current assets                               145                 89
             Other assets                                                            (20)                (7)
             Accounts payable                                                        (98)                78
             Accrued expenses and other liabilities                                 (610)              (548)
             Progress billings in excess of work in progress, net                    470                204
             Deferred maintenance revenue                                            (84)              (175)
                                                                             ------------      -------------
                Net cash provided by operating activities                            276                458
                                                                             ------------      -------------
Cash flows from investing activities:
    Additions to property and equipment                                             (142)            (1,018)
    Capitalized software development costs                                          (285)              (477)
                                                                             ------------      -------------
                Net cash used in investing activities                               (427)            (1,495)
                                                                             ------------      -------------
Cash flows from financing activities:
    Issuance of common stock                                                         245                 55
    Purchases of treasury stock                                                     (273)                 -
    Borrowings under note payable                                                    114                  -
                                                                             ------------      -------------
                Net cash provided by financing activities                             86                 55
                                                                             ------------      -------------
                Net decrease in cash and cash equivalents                            (65)              (982)
Cash and cash equivalents at beginning of period                                     267              2,879
                                                                             ------------      -------------
Cash and cash equivalents at end of period                                   $       202       $      1,897
                                                                             ============      =============

See accompanying notes to consolidated financial statements.

                        TALX Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION

     The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1999 was obtained from the Companys audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The Companys accounting policies and certain other disclosures are set forth in the notes to the Companys audited consolidated financial statements as of and for the year ended March 31, 1999.

2.   EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. The weighted average number of shares used in computing basic and diluted earnings per share was 5,528,707 and 5,607,278, respectively.

3.   RECLASSIFICATIONS

     Certain balances as of March 31, 1999 have been reclassified to conform with the current period presentation.

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

This Form 10-Q contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding possible Year 2000 effects. All statements other than statements of historical facts included herein are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward looking statements as a result of risks facing the Company. Such risks include, but are not limited to, (1) the Company's ability to successfully market and expand The Work Number for Everyone and its other products and services, (2) the successful divestiture of the remaining assets of the discontinued operations, (3) intense competition in the interactive web and interactive voice response industry, (4) dependence on certain strategic marketing alliances, (5) risks associated with rapid technological change, (6) Year 2000 compliance and (7) risks associated with a lengthy sales cycle. See the a complete descriptions of risk factors in Item 1 of the Companys Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.



                                                                                Percentage
                                                                                 Increase
                                                    Three Months               Three Months
                                                    Ended June 30,            Ended June 30,
                                                ----------------------          1999 over
                                                1999              1998             1998
                                                ----              ----             ----
STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                         32.1%             25.4%            53.3%
         Outsourced services                     14.1              14.1             21.3
         Customer premises systems               38.4              41.6             12.3
         Maintenance and support                 15.4              18.9             (0.9)
                                               ------            ------
              Total revenues                    100.0             100.0             21.5
                                                -----             -----
     Cost of revenues
         The Work Number                         11.0               9.8             36.3
         Outsourced services                      8.8               9.1             17.8
         Customer premises systems               26.6              25.6             26.2
         Maintenance and support                  4.1               6.3            (20.9)
                                               ------            ------
              Total cost of revenues             50.5              50.8             20.8
                                                -----             -----
     Gross margin                                49.5              49.2             22.2
                                                -----             -----
     Operating expenses
         Selling and marketing                   23.0              32.9            (15.3)
         General and administrative              16.8              15.6             31.6
                                                -----             -----
              Total operating expenses           39.8              48.5             (0.3)
                                                -----             -----
     Operating income                             9.7               0.7          1,623.9
                                                                 ------
     Other income (expense), net                  0.0               0.4            (87.5)
                                               ------            ------
     Earnings from continuing operations
         before income tax expense                9.7               1.1          1,037.1
     Income tax expense                           3.8               0.4          1,092.3
                                               ------            ------
     Net earnings from continuing operations      5.9%              0.7%         1,004.5
                                               ======            ======

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUES. Total revenues increased by 21.5%, from $6.8 million for the three months ended June 30, 1998 to $8.2 million for the three months ended June 30, 1999. Revenues from The Work Number increased 53.3% from $1.7 million for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999, due to the continued expansion of marketing to employers and verifiers on a nationwide basis and an increase in the number of employment records, and related transaction volume, on the system. Revenues from outsourced services increased 21.3% from $1.0 million for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased 12.3% from $2.8 million for the three months ended June 30, 1998 to $3.2 million for the three months ended June 30, 1999. Management believes that the revenue increase is due principally to the Company responding better to web-based opportunities in the marketplace. Revenues from maintenance and support related to the customer premises systems were consistent at $1.3 million for the three months ended June 30, 1998 and 1999, reflecting support provided to an increased installed base of customer premises systems, offset by the cancellation of discontinued products.

COST OF REVENUES. Total cost of revenues increased by 20.8%, from $3.4 million for the three months ended June 30, 1998 to $4.1 million for the three months ended June 30, 1999. Cost of revenues from The Work Number increased 36.3% from $664,000 for the three months ended June 30, 1998 to $905,000 for the three months ended June 30, 1999, due principally to the growth in revenues, offset by improved leveraging of personnel and infrastructure costs. Cost of revenues from outsourced services increased by 17.8%, from $613,000 for the three months ended June 30, 1998 to $722,000 for the three months ended June 30, 1999. This increase in cost is attributable to the revenue growth described above. Cost of revenues from customer premises systems increased by 26.2%, from $1.7 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999. This increase in cost is due to the growth in revenues, along with an increase in labor costs. Cost of revenues from maintenance and support related to customer premises systems decreased by 20.9%, from $426,000 for the three months ended June 30, 1998 to $337,000 for the three months ended June 30, 1999, due principally to a lower cost of hardware components.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 15.3% from $2.2 million for the three months ended June 30, 1998 to $1.9 million for the three months ended June 30, 1999. As a percentage of revenues, such expenses decreased from 32.9% for the three months ended June 30, 1998 to 23.0% for the three months ended June 30, 1999. The decrease in expense reflects the impact of the Company's restructuring efforts during the quarter ended December 31, 1998. In conjunction with the reorganization, the Company reduced its workforce and closed certain regional sales office.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31.6% from $1.1 million for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999. As a percentage of revenues, such expenses increased from 15.6% for the three months ended June 30, 1998 to 16.8% for the three months ended June 30, 1999. The increase in such expenses reflects the increased infrastructure costs of a growing business.

OTHER INCOME (EXPENSE), NET. Interest income decreased 87.5% from $24,000 for the three months ended June 30, 1998 to $3,000 for the three months ended June 30, 1999, due to a lower level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 37.1% for the three months ended June 30, 1998 and 38.9% for the three months ended June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 2.86 to 1 and 3.22 to 1 at March 31, 1999 and June 30, 1999, respectively. The Company's working capital was $8.3 million and $9.5 million at March 31, 1999 and June 30, 1999, respectively. Total working capital increased during the three months ended June 30, 1999 due principally to the Company's earnings for the quarter.

The Company's accounts receivable increased from $6.6 million at March 31, 1999 to $7.0 million at June 30, 1999. The increase is due to increased revenues in the first quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999, offset by improved collections of accounts receivable. As a percentage of the Company's total revenues for the respective quarter, accounts receivable increased slightly from 83% of revenues at March 31, 1999 to 85% of revenues at June 30, 1999.

The Company's capital expenditures were $142,000 during the three months ended June 30, 1999. At June 30, 1999, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

The Company believes that its working capital, together with its anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company has a $5 million line of credit facility with a commercial bank. Outstanding borrowings under the line of credit bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory.

The Company's net decrease to capitalized software development costs was $268,000 in the first three months of fiscal 2000. The Company intends to continue to make investments in software solutions at comparable levels in fiscal 2000.

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

During fiscal 1998, the Company initiated a program to review, replace and upgrade its internal use information systems and non-information technology systems to accommodate the Company's growth, improve productivity and remedy any century compliance problems. The Company has substantially completed the inventory, assessment and remediation, and testing phases for its hardware and purchased software. The costs of remediation were included in the Company's normal capital budgets, and not separately measured. The Company continues to receive, evaluate and implement third party software year 2000 updates. To a large extent, the Company is dependent on its suppliers and their efforts. The Company believes that its internal use information systems will be century compliant prior to the year 2000. However, there is no assurance that the Company, or its suppliers and other third parties, will identify and resolve any and all century compliance problems with its internal use information systems in a timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. The Company has begun the development of a contingency plan, in the event some systems are not year 2000 compliant prior to the end of calendar 1999. However, no assurance can be given that such a plan will be successful.

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       TALX CORPORATION
                                                         (Registrant)


Date: August 13, 1999                   By     /s/ William W. Canfield
                                               --------------------------------
                                                   Chairman, President and
                                                   Chief Executive Officer


Date: August 13, 1999                   By    /s/  Craig N. Cohen
                                               --------------------------------
                                                   Chief Financial Officer

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