Form 10-Q
period 1999-09-30
TALX CORP
filed 1999-11-12
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999 or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from          to
                                                             --------    -------


                        Commission File Number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)



              MISSOURI                                  43-0988805

  (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

  1850 BORMAN COURT, ST. LOUIS, MO                       63146

 (Address of principal executive offices)              (Zip Code)

                                 (314) 214-7000

                             (Registrant's telephone
                          number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of October 31, 1999 there were 5,542,497 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 14.

                        TALX CORPORATION AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                                                                                  PAGE NO.
                                                                                  --------
Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 1999
               and March 31, 1999                                                     3

               Consolidated Statements of Operations for the Three Months and
               Six Months Ended September 30, 1999 and 1998                           4

               Consolidated Statements of Cash Flows for the Three Months and
               Six Months Ended September 30, 1999 and 1998                           5

               Notes to Consolidated Financial Statements                             6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                          7-11


Item 3.        Quantitative and Qualitative Disclosures About Market Risk             12

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                      12

Item 2.        Changes in Securities and Use of Proceeds                              12

Item 3.        Defaults Upon Senior Securities                                        12

Item 4.        Submission of Matters to a Vote of Securities Holders                  12

Item 5.        Other Information                                                      12

Item 6.        Exhibits and Reports on Form 8-K                                       12

Signatures                                                                            13

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                                         Sept. 30,          March 31,
                                                                                           1999                1999
                                                                                      ----------------   -----------------
                                                                                        (unaudited)
                                 ASSETS
                                 ------
Current assets:
    Cash and cash equivalents                                                          $          525     $           267
    Trade receivables, net                                                                      7,372               6,552
    Inventories                                                                                 1,004               1,262
    Work in progress, less progress billings                                                    4,453               3,170
    Prepaid expenses and other current assets                                                     980               1,299
    Deferred tax assets, net                                                                      235                 235
                                                                                      ----------------   -----------------
       Total current assets                                                                    14,569              12,785
Property and equipment, net                                                                     5,542               5,856
Capitalized software development costs, net                                                     3,459               3,822
Net assets of business held for sale                                                            1,153                 859
Deferred tax asset, net                                                                           266               1,021
Other assets                                                                                      308                 221
                                                                                      ----------------   -----------------
                                                                                       $       25,297     $        24,564
                                                                                      ================   =================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
    Accounts payable                                                                   $        1,132     $         1,075
    Accrued expenses and other liabilities                                                      1,097               1,681
    Progress billings in excess of work in progress                                             1,011                 588
    Deferred maintenance revenue                                                                  890               1,125
                                                                                      ----------------   -----------------
       Total current liabilities                                                                4,130               4,469
                                                                                      ----------------   -----------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at September 30, 1999 and March 31, 1999                     -                   -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,541,969 shares at September 30, 1999
       and 5,505,017 shares at March 31, 1999                                                      55                  55
    Additional paid-in capital                                                                 23,567              23,478
    Accumulated deficit                                                                        (2,368)             (3,432)
    Treasury stock, at cost, 11,196 shares at September 30, 1999
       and 948 shares at March 31, 1999                                                           (87)                 (6)
                                                                                      ----------------   -----------------
       Total stockholders' equity                                                              21,167              20,095
                                                                                      ----------------   -----------------
                                                                                       $       25,297     $        24,564
                                                                                      ================   =================

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except share information)
                                   (unaudited)



                                              Three Months Ended Sept. 30,               Six Months Ended Sept. 30,
                                          --------------------------------------    --------------------------------------
                                                1999                1998                  1999                1998
                                          ------------------  ------------------    ------------------  ------------------
Revenues:
    The Work Number                        $          2,822    $          2,021      $          5,456    $          3,740
    Outsourced services                               2,143               1,441                 3,298               2,393
    Customer premises systems                         2,409               2,425                 5,560               5,231
    Maintenance and support                           1,280               1,326                 2,542               2,600
                                          ------------------  ------------------    ------------------  ------------------
       Total revenues                                 8,654               7,213                16,856              13,964
                                          ------------------  ------------------    ------------------  ------------------
Cost of revenues:
    The Work Number                                     916                 700                 1,821               1,364
    Outsourced services                               1,003                 807                 1,724               1,420
    Customer premises systems                         2,001               1,736                 4,180               3,462
    Maintenance and support                             338                 408                   676                 834
                                          ------------------  ------------------    ------------------  ------------------
       Total cost of revenues                         4,258               3,651                 8,401               7,080
                                          ------------------  ------------------    ------------------  ------------------
       Gross margin                                   4,396               3,562                 8,455               6,884
                                          ------------------  ------------------    ------------------  ------------------
Operating expenses:
    Selling and marketing                             1,939               2,353                 3,822               4,577
    General and administrative                        1,300               1,245                 2,684               2,297
                                          ------------------  ------------------    ------------------  ------------------
       Total operating expenses                       3,239               3,598                 6,506               6,874
                                          ------------------  ------------------    ------------------  ------------------
       Operating income (loss)                        1,157                 (36)                1,949                  10
                                          ------------------  ------------------    ------------------  ------------------
Other income (expense), net:
    Interest income                                       5                  25                     9                  49
    Interest expense                                     (3)                (12)                   (4)                (12)
    Other, net                                            -                  19                     1                  19
                                          ------------------  ------------------    ------------------  ------------------
       Total other income, net                            2                  32                     6                  56
                                          ------------------  ------------------    ------------------  ------------------
       Earnings (loss) before income
         tax expense                                  1,159                  (4)                1,955                  66
Income tax expense (benefit)                            445                  (1)                  755                  25
                                          ------------------  ------------------    ------------------  ------------------
Net earnings (loss)                        $            714    $             (3)     $          1,200    $             41
                                          ==================  ==================    ==================  ==================


Basic earnings (loss) per share            $           0.13    $          (0.00)     $           0.22    $           0.01
                                          ==================  ==================    ==================  ==================
Diluted earnings (loss) per share          $           0.13    $          (0.00)     $           0.21    $           0.01
                                          ==================  ==================    ==================  ==================

Weighed average number of shares
  outstanding - basic                             5,535,989           5,342,554             5,532,348           5,333,815
                                          ==================  ==================    ==================  ==================
Weighed average number of shares
  outstanding - diluted                           5,614,767           5,515,236             5,611,022           5,511,002
                                          ==================  ==================    ==================  ==================


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                                                 Six Months Ended Sept. 30,
                                                                                             -----------------------------------
                                                                                                   1999              1998
                                                                                             ----------------- -----------------
Cash flows from operating activities:
    Net earnings                                                                              $         1,200   $            41
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                                                 1,974             1,340
          Loss on disposal of discontinued operations, net                                                  -              (236)
          Net assets of business held for sale                                                           (294)                -
          Deferred taxes                                                                                  755                25
          Change in assets and liabilities:
             Trade receivables                                                                           (820)              (31)
             Inventories                                                                                  258               249
             Work in progress in excess of progress billings                                           (1,283)           (1,537)
             Prepaid expenses and other current assets                                                    319                19
             Other assets                                                                                 (87)              (39)
             Accounts payable                                                                              57               109
             Accrued expenses and other liabilities                                                      (584)             (239)
             Progress billings in excess of work in progress, net                                         423               321
             Deferred maintenance revenue                                                                (235)             (181)
                                                                                             ----------------- -----------------
                Net cash provided by (used in) operating activities                                     1,683              (159)
                                                                                             ----------------- -----------------
Cash flows from investing activities:
    Additions to property and equipment                                                                  (544)           (2,648)
    Capitalized software development costs                                                               (753)             (933)
                                                                                             ----------------- -----------------
                Net cash used in investing activities                                                  (1,297)           (3,581)
                                                                                             ----------------- -----------------
Cash flows from financing activities:
    Issuance of common stock                                                                              317               110
    Purchases of treasury stock                                                                          (445)                -
    Borrowings under note payable                                                                           -               836
                                                                                             ----------------- -----------------
                Net cash provided by (used in) financing activities                                      (128)              946
                                                                                             ----------------- -----------------
                Net increase (decrease) in cash and cash equivalents                                      258            (2,794)
Cash and cash equivalents at beginning of period                                                          267             2,879
                                                                                             ----------------- -----------------
Cash and cash equivalents at end of period                                                    $           525   $            85
                                                                                             ================= =================

See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1999 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1999.

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

This Form 10-Q contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding possible Year 2000 effects. All statements other than statements of historical facts included herein are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward looking statements as a result of risks facing the Company. Such risks include, but are not limited to, (1) the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, (2) the successful divestiture of the remaining assets of the discontinued operations, (3) intense competition in the interactive web and interactive voice response industry, (4) dependence on certain strategic marketing alliances, (5) risks associated with rapid technological change, (6) Year 2000 compliance and (7) risks associated with a lengthy sales cycle. See a more comprehensive description of risk factors in Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.




                                                                                                        PERCENTAGE INCREASE
                                                            THREE MONTHS        SIX MONTHS        -------------------------------
                                                           ENDED SEPT. 30,     ENDED SEPT. 30,     THREE MONTHS     SIX MONTHS
                                                          -----------------    --------------     ENDED SEPT. 30, ENDED SEPT. 30,
                                                           1999      1998      1999     1998      1999 OVER 1998  1999 OVER 1998
                                                           ----      ----      ----     ----      -------------- ----------------
STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                                    32.6%     28.0%     32.4%    26.8%          39.6%         45.9%
         Outsourced services                                24.8      20.0      19.6     17.1           48.7          37.8
         Customer premises systems                          27.8      33.6      33.0     37.5           (0.7)          6.3
         Maintenance and support                            14.8      18.4      15.0     18.6           (3.5)         (2.2)
                                                           ------    ------    ------   ------
              Total revenues                               100.0     100.0     100.0    100.0           20.0          20.7
                                                           ------    ------    ------   ------
     Cost of revenues
         The Work Number                                    10.6       9.7      10.8      9.7           30.9          33.5
         Outsourced services                                11.6      11.2      10.2     10.2           24.3          21.4
         Customer premises systems                          23.1      24.1      24.8     24.8           15.3          20.7
         Maintenance and support                             3.9       5.6       4.0      6.0          (17.2)        (18.9)
                                                           ------    ------    ------   ------
              Total cost of revenues                        49.2      50.6      49.8     50.7           16.6          18.7
                                                           ------    ------    ------   ------
     Gross Margin                                           50.8      49.4      50.2     49.3           23.4          22.8
                                                           ------    ------    ------   ------
     Operating expenses
         Selling and marketing                              22.4      32.6      22.7     32.8          (17.6)        (16.5)
         General and administrative                         15.0      17.3      15.9     16.4            4.4          16.8
                                                           ------    ------    ------   ------
              Total operating expenses                      37.4      49.9      38.6     49.2          (10.0)         (5.4)
                                                           ------    ------    ------   ------
     Operating income (loss)                                13.4      (0.5)     11.6      0.1            *             *
     Other income (expense), net                             0.0       0.5       0.0      0.4          (93.8)        (89.3)
                                                           ------    ------    ------   ------
     Earnings (loss) from continuing operations
         before income tax expense                          13.4      (0.0)     11.6      0.5            *             *
     Income tax expense                                      5.1      (0.0)      4.5      0.2            *             *
                                                           ------    -------    -----   ------
     Net earnings (loss) from continuing operations          8.3%     (0.0)%     7.1%     0.3%           *             *
                                                           ======    =======   =====    ======

* - Not meaningful



THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUES. Total revenues increased by 20.0%, from $7.2 million for the three months ended September 30, 1998 to $8.7 million for the three months ended September 30, 1999. Revenues from The Work Number increased 39.6% from $2.0 million for the three months ended September 30, 1998 to $2.8 million for the three months ended September 30, 1999, due to the continued expansion of marketing to employers and verifiers on a nationwide basis and an increase in the number of employment records, and related transaction volume, on the system. During the quarter, the Company entered into a contract to provide volume verifications from The Work Number database. The Company does not anticipate realizing meaningful revenue prior to the first quarter of fiscal 2001. Revenues from outsourced services increased 48.7% from $1.4 million for the three months ended September 30, 1998 to $2.1 million for the three months ended September 30, 1999, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions, and an increase in pricing during the current year. Revenues from customer premises systems remained consistent at $2.4 million for the three months ended September 30, 1998 and 1999. Revenues from maintenance and support related to the customer premises systems were consistent at $1.3 million for the three months ended September 30, 1998 and 1999, due to the cancellation of maintenance on older product lines, offset by support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 16.6%, from $3.7 million for the three months ended September 30, 1998 to $4.3 million for the three months ended September 30, 1999. Cost of revenues from The Work Number increased 30.9% from $700,000 for the three months ended September 30, 1998 to $916,000 for the three months ended September 30, 1999, due principally to the growth in revenues, offset by improved leveraging of personnel and infrastructure costs. Cost of revenues from outsourced services increased by 24.3%, from $807,000 for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. This increase in cost is attributable to the revenue described above. Cost of revenues from customer premises systems increased by 15.3%, from $1.7 million for the three months ended September 30, 1998 to $2.0 million for the three months ended September 30, 1999. This increase in cost is due to an increase in labor costs. Cost of revenues from maintenance and support related to customer premises systems decreased by 17.2%, from $408,000 for the three months ended September 30, 1998 to $338,000 for the three months ended September 30, 1999, due principally to a lower cost of hardware components.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 17.6% from $2.4 million for the three months ended September 30, 1998 to $1.9 million for the three months ended September 30, 1999. As a percentage of revenues, such expenses decreased from 32.6% for the three months ended September 30, 1998 to 22.4% for the three months ended September 30, 1999. The decrease in expense reflects the impact of the Company's restructuring efforts during the quarter ended December 31, 1998. In conjunction with the reorganization, the Company reduced its workforce and closed certain regional sales office.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 4.4% from $1.2 million for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. As a percentage of revenues, such expenses decreased from 17.3% for the three months ended September 30, 1998 to 15.0% for the three months ended September 30, 1999. The increase in such expenses reflects the increased infrastructure costs of a growing business. The decrease as a percentage of revenues is due to improved leveraging of infrastructure costs.

OTHER INCOME (EXPENSE), NET. Other income (expense) decreased 93.8% from $32,000 for the three months ended September 30, 1998 to $2,000 for the three months ended September 30, 1999, due to a lower level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 23.4% for the three months ended September 30, 1998 and 38.4% for the three months ended September 30, 1999. The Company expects that the future effective rate will be consistent with the September 30, 1999 effective rate.


SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUES. Total revenues increased by 20.7%, from $14.0 million for the six months ended September 30, 1998 to $16.9 million for the six months ended September 30, 1999. Revenues from The Work Number increased 45.9% from $3.7 million for the six months ended September 30, 1998 to $5.5 million for the six months ended September 30, 1999, due to the continued expansion of marketing to employers and verifiers on a nationwide basis and an increase in the number of employment records, and related transaction volume, on the system. Revenues from outsourced services increased 37.8% from $2.4 million for the six months ended September 30, 1998 to $3.3 million for the six months ended September 30, 1999, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions, and an increase in pricing during the current year. Revenues from customer premises systems increased 6.3% from $5.2 million for the six months ended September 30, 1998 to $5.6 million for the six months ended September 30, 1999. Management believes that the revenue increase was due principally to the Company responding better to web-based opportunities in the marketplace. Revenues from maintenance and support related to the customer premises systems decreased slightly from $2.6 million for the six months ended September 30, 1998 to 2.5 million for the six months ended September 30, 1999, due to the cancellation of maintenance on older product lines, offset by support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 22.8%, from $7.1 million for the six months ended September 30, 1998 to $8.4 million for the six months ended September 30, 1999. Cost of revenues from The Work Number increased 33.5% from $1.4 million for the six months ended September 30, 1998 to $1.8 million for the six months ended September 30, 1999, due principally to the growth in revenues, offset by improved leveraging of personnel and infrastructure costs. Cost of revenues from outsourced services increased by 21.4%, from $1.4 million for the six months ended September 30, 1998 to $1.7 million for the six months ended September 30, 1999. This increase in cost is attributable to the revenue growth described above. Cost of revenues from customer premises systems increased by 20.7%, from $3.5 million for the six months ended September 30, 1998 to $4.2 million for the six months ended September 30, 1999. This increase in cost is due to the growth in revenues, along with an increase in labor costs. Cost of revenues from maintenance and support related to customer premises systems decreased by 18.9%, from $834,000 for the six months ended September 30, 1998 to $676,000 for the six months ended September 30, 1999, due principally to a lower cost of hardware components.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 16.5% from $4.6 million for the six months ended September 30, 1998 to $3.8 million for the six months ended September 30, 1999. As a percentage of revenues, such expenses decreased from 32.8% for the six months ended September 30, 1998 to 22.7% for the six months ended September 30, 1999. The decrease in expense reflects the impact of the Company's restructuring efforts during the quarter ended December 31, 1998. In conjunction with the reorganization, the Company reduced its workforce and closed certain regional sales office.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 16.8% from $2.3 million for the six months ended September 30, 1998 to $2.7 million for the six months ended September 30, 1999. As a percentage of revenues, such expenses decreased from 16.4% for the six months ended September 30, 1998 to 15.9% for the six months ended September 30, 1999. The increase in such expenses reflects the increased infrastructure costs of a growing business. The decrease as a percentage of revenues is due to improved leveraging of infrastructure costs.

OTHER INCOME (EXPENSE), NET. Other income (expense) decreased 89.3% from $56,000 for the six months ended September 30, 1998 to $6,000 for the six months ended September 30, 1999, due to a lower level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 37.8% for the six months ended September 30, 1998 and 38.6% for the six months ended September 30, 1999. The Company expects that the future effective rate will be consistent with the September 30, 1999 effective rate.

DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 was in the form of a subordinated note, which has been subsequently repaid, and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. At March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively. The Company anticipates disposition of the remaining operations through sale during fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 2.86 to 1 and 3.53 to 1 at March 31, 1999 and September 30, 1999, respectively. The Company's working capital was $8.3 million and $10.4 million at March 31, 1999 and September 30, 1999, respectively. Total working capital increased during the six months ended September 30, 1999 due principally to the Company's earnings for the period.

The Company's accounts receivable increased from $6.6 million at March 31, 1999 to $7.4 million at September 30, 1999. The increase is due primarily to increased revenues in the second quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999, offset by improved collections of accounts receivable. As a percentage of the Company's total revenues for the respective quarter, accounts receivable increased slightly from 83% of revenues at March 31, 1999 to 85% of revenues at September 30, 1999.

The Company's capital expenditures, principally computer equipment, were $544,000 during the six months ended September 30, 1999. At September 30, 1999, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

In November 1998, the Company's Board of Directors authorized the Company to repurchase up to 350,000 shares of its stock in the open market. During the six months ended September 30, 1999, the Company repurchased 56,000 shares for $445,000. Cumulative shares repurchased amount to 97,587.

The Company believes that its working capital, together with its anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company has a $5 million line of credit facility with a commercial bank. No balances were outstanding under this line of credit at September 30, 1999 or March 31, 1999. Outstanding borrowings under the line of credit bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory.

The Company's net decrease to capitalized software development costs was $363,000 in the first six months of fiscal 2000. The Company anticipates that the capitalized software balance will decrease slightly in future periods as amortization exceeds capitalized costs.

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

During fiscal 1998, the Company initiated a program to review, replace and upgrade its internal use information systems and non-information technology systems to accommodate the Company's growth, improve productivity and remedy any century compliance problems. The Company has completed the inventory, assessment and remediation, and testing phases for its hardware and purchased software. The costs of remediation were included in the Company's normal capital budgets, and not separately measured. The Company continues to receive, evaluate and implement third party software year 2000 updates. To a large extent, the Company is dependent on its suppliers and their efforts. The Company believes that its internal use information systems will be century compliant prior to the year 2000. However, there is no assurance that the Company, or its suppliers and other third parties, will identify and resolve any and all century compliance problems with its internal use information systems in a timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. The Company is in the process of developing a contingency plan, in the event some systems are not year 2000 compliant prior to the end of calendar 1999. However, no assurance can be given that such a plan will be successful.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

         (a) The annual meeting of shareholders of the Company was held at 2:00 p.m., local time, on Thursday, September 9, 1999, in St. Louis, Missouri.

         (b)   The Company's stockholders voted on the following matters:

               Election of Directors - The following persons were the nominees of the Board of Directors who were elected as directors at the annual meeting: William W. Canfield and Richard F. Ford. The number of votes cast for the election of each of the nominees for director, and the number of votes withheld, were as follows:
               5,159,140 votes for the election of William W. Canfield, with 4,249 votes withheld and 5,158,649 votes for the election of Richard F. Ford, with 4,740 votes withheld.

               Ratification of Selection of Independent Auditors - The stockholders ratified the appointment of KPMG LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 2000. 5,155,522 votes were cast in favor of the appointment, 3,127 votes were cast against, and there were 4,740 abstentions.

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


                                            TALX CORPORATION
                                              (Registrant)


Date: November 10, 1999                     By     /s/ William W. Canfield
                                              ---------------------------------
                                                     Chairman, President and
                                                     Chief Executive Officer


Date: November 10, 1999                     By     /s/ Craig N. Cohen
                                              ---------------------------------
                                                     Chief Financial Officer

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