Form 10-Q
period 1999-12-31
TALX CORP
filed 2000-02-11
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 31, 1999 or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of February 7, 2000 there were 5,602,690 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 14.

                        TALX CORPORATION AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                                                                                                 PAGE NO.
                                                                                                 --------
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999
                  and March 31, 1999                                                              3

                  Consolidated Statements of Operations for the Three Months and
                  Nine Months Ended December 31, 1999 and 1998                                    4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended December 31, 1999 and 1998                                                5

                  Notes to Consolidated Financial Statements                                      6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                7-11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     12

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                              12

Item 2.           Changes in Securities and Use of Proceeds                                      12

Item 3.           Defaults Upon Senior Securities                                                12

Item 4.           Submission of Matters to a Vote of Securities Holders                          12

Item 5.           Other Information                                                              12

Item 6.           Exhibits and Reports on Form 8-K                                               12

Signatures                                                                                       13

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                                 Dec. 31             March 31,
                                                                                  1999                 1999
                                                                                ---------            ---------
                                                                               (unaudited)
                                              ASSETS
Current assets:
    Cash and cash equivalents                                                    $  2,709             $    267
    Trade receivables, net                                                          9,098                6,552
    Inventories                                                                     1,028                1,262
    Work in progress, less progress billings                                        3,650                3,170
    Prepaid expenses and other current assets                                       1,195                1,299
    Deferred tax assets, net                                                          235                  235
                                                                                 --------             --------
       Total current assets                                                        17,915               12,785
Property and equipment, net                                                         5,268                5,856
Capitalized software development costs, net                                         3,311                3,822
Net assets of business held for sale                                                1,123                  859
Deferred tax assets, net                                                             --                  1,021
Other assets                                                                          439                  221
                                                                                 --------             --------
                                                                                 $ 28,056             $ 24,564
                                                                                 ========             ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $    964             $  1,075
    Accrued expenses and other liabilities                                          1,719                1,681
    Progress billings in excess of work in progress                                 1,335                  588
    Deferred maintenance revenue                                                    1,340                1,125
                                                                                 --------             --------
       Total current liabilities                                                    5,358                4,469
Deferred tax liabilities, net                                                         287                 --
                                                                                 --------             --------
       Total liabilities                                                            5,645                4,469
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at December 31, 1999 and March 31, 1999       --                   --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,602,590 shares at December 31, 1999
       and 5,505,017 shares at March 31, 1999                                          56                   55
    Additional paid-in capital                                                     23,859               23,478
    Accumulated deficit                                                            (1,504)              (3,432)
    Treasury stock, at cost, no shares at December 31, 1999
       and 948 shares at March 31, 1999                                              --                     (6)
                                                                                 --------             --------
       Total stockholders' equity                                                  22,411               20,095
                                                                                 --------             --------
                                                                                 $ 28,056             $ 24,564
                                                                                 ========             ========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except share information)
                                   (unaudited)



                                                         Three Months Ended Dec. 31,          Nine Months Ended Dec. 31,
                                                         ---------------------------          --------------------------
                                                             1999            1998                 1999          1998
                                                         -----------     -----------          -----------    -----------
Revenues:
    The Work Number                                      $     3,147     $     2,518          $     8,603    $     6,258
    Outsourced services                                        2,974           1,791                6,272          4,184
    Customer premises systems                                  2,594           2,843                8,154          8,074
    Maintenance and support                                    1,210           1,133                3,752          3,733
                                                         -----------     -----------          -----------    -----------
       Total revenues                                          9,925           8,285               26,781         22,249
                                                         -----------     -----------          -----------    -----------
Cost of revenues:
    The Work Number                                            1,004             871                2,825          2,235
    Outsourced services                                        1,503           1,021                3,227          2,441
    Customer premises systems                                  2,135           2,302                6,315          5,764
    Maintenance and support                                      350             367                1,025          1,201
                                                         -----------     -----------          -----------    -----------
       Total cost of revenues                                  4,992           4,561               13,392         11,641
                                                         -----------     -----------          -----------    -----------
       Gross margin                                            4,933           3,724               13,389         10,608
                                                         -----------     -----------          -----------    -----------
Operating expenses:
    Selling and marketing                                      2,068           2,091                5,889          6,668
    General and administrative                                 1,427           1,209                4,112          3,506
    Restructuring charge                                        --               496                 --              496
                                                         -----------     -----------          -----------    -----------
       Total operating expenses                                3,495           3,796               10,001         10,670
                                                         -----------     -----------          -----------    -----------
       Operating income (loss)                                 1,438             (72)               3,388            (62)
                                                         -----------     -----------          -----------    -----------
Other income (expense), net:
    Interest income                                               14               3                   23             52
    Interest expense                                            --               (26)                  (4)           (38)
    Other, net                                                  --              --                      1             19
                                                         -----------     -----------          -----------    -----------
       Total other income, net                                    14             (23)                  20             33
                                                         -----------     -----------          -----------    -----------
       Earnings (loss) before income tax expense               1,452             (95)               3,408            (29)
Income tax expense (benefit)                                     553             (35)               1,308            (10)
                                                         -----------     -----------          -----------    -----------
Net earnings (loss)                                      $       899     $       (60)         $     2,100    $       (19)
                                                         ===========     ===========          ===========    ===========


Basic earnings (loss) per share                          $      0.16     $     (0.01)         $      0.38    $     (0.00)
                                                         ===========     ===========          ===========    ===========
Diluted earnings (loss) per share                        $      0.16     $     (0.01)         $      0.37    $     (0.00)
                                                         ===========     ===========          ===========    ===========

Weighed average number of shares outstanding - basic       5,567,370       5,442,778            5,544,022      5,370,136
                                                         ===========     ===========          ===========    ===========
Weighed average number of shares outstanding - diluted     5,670,570       5,503,437            5,630,871      5,508,480
                                                         ===========     ===========          ===========    ===========


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                                  Nine Months Ended Dec. 31,
                                                                                 ----------------------------
                                                                                  1999                 1998
                                                                                 -------             --------
Cash flows from operating activities:
    Net earnings (loss)                                                          $ 2,100             $   (19)
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                            2,990               2,171
          Net assets of business held for sale                                      (264)                 86
          Deferred taxes                                                           1,308                 (10)
          Change in assets and liabilities:
             Trade receivables                                                    (2,546)               (754)
             Inventories                                                             234                 463
             Work in progress in excess of progress billings                        (480)               (571)
             Prepaid expenses and other current assets                               104                 (46)
             Other assets                                                           (218)               (233)
             Accounts payable                                                       (111)                (88)
             Accrued expenses and other liabilities                                   38                (621)
             Progress billings in excess of work in progress, net                    747                 254
             Deferred maintenance revenue                                            215                 232
                                                                                 -------             -------
                Net cash provided by operating activities                          4,117                 864
                                                                                 -------             -------
Cash flows from investing activities:
    Additions to property and equipment                                             (708)             (3,202)
    Capitalized software development costs                                        (1,183)             (1,254)
                                                                                 -------             -------
                Net cash used in investing activities                             (1,891)             (4,456)
                                                                                 -------             -------
Cash flows from financing activities:
    Issuance of common stock                                                         661                 217
    Purchases of treasury stock                                                     (445)               (123)
    Borrowings under note payable                                                   --                 1,232
                                                                                 -------             -------
                Net cash provided by financing activities                            216               1,326
                                                                                 -------             -------
                Net increase (decrease) in cash and cash equivalents               2,442              (2,266)
Cash and cash equivalents at beginning of period                                     267               2,879
                                                                                 -------             -------
Cash and cash equivalents at end of period                                       $ 2,709             $   613
                                                                                 =======             =======

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 1999 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 1999.

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

                                                                                          PERCENTAGE CHANGE
                                                                                     -------------------------------
                                                THREE MONTHS        NINE MONTHS
                                                ENDED DEC. 31,     ENDED DEC. 31,     THREE MONTHS     NINE MONTHS
                                               ---------------     --------------    ENDED DEC. 31,   ENDED DEC. 31,
                                               1999      1998      1999     1998     1999 OVER 1998   1999 OVER 1998
                                               ----      ----      ----     ----     --------------   --------------
STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                       31.7%     30.4%     32.1%    28.1%          25.0%         37.5%
         Outsourced services                   30.0      21.6      23.4     18.8           66.1          49.9
         Customer premises systems             26.1      34.3      30.5     36.3           (8.8)          1.0
         Maintenance and support               12.2      13.7      14.0     16.8            6.8           0.5
                                             ------    -------    -----  -------
              Total revenues                  100.0     100.0     100.0    100.0           19.8          20.4
                                             ------    -------    -----  -------
     Cost of revenues
         The Work Number                       10.1      10.5      10.5     10.0           15.3          26.4
         Outsourced services                   15.1      12.3      12.0     11.0           47.2          32.2
         Customer premises systems             21.6      27.9      23.7     25.9           (7.3)          9.6
         Maintenance and support                3.5       4.4       3.8      5.4           (4.6)        (14.7)
                                             ------    -------    -----  -------
              Total cost of revenues           50.3      55.1      50.0     52.3            9.4          15.0
                                             ------    -------    -----  -------
     Gross margin                              49.7      44.9      50.0     47.7           32.5          26.2
                                             ------    -------    -----  -------
     Operating expenses
         Selling and marketing                 20.8      25.2      22.0     30.0           (1.1)        (11.7)
         General and administrative            14.4      14.6      15.3     15.8           18.0          17.3
         Restructuring charge                   0.0       6.0       0.0      2.2         (100.0)       (100.0)
                                             ------    -------    -----  -------
              Total operating expenses         35.2      45.8      37.3     48.0           (7.9)         (6.3)
                                             ------    -------    -----  -------
     Operating income (loss)                   14.5      (0.9)     12.7     (0.3)           *             *
     Other income (expense), net                0.1      (0.2)      0.1      0.1            *           (39.4)
                                             ------    -------    -----  -------
     Earnings (loss) from continuing
         operations before income tax
         expense                               14.6      (1.1)     12.8     (0.2)           *             *
     Income tax expense (benefit)               5.5      (0.4)      5.0     (0.1)           *             *
                                             ------    -------    -----  -------
     Net earnings (loss) from continuing
         operations                             9.1%     (0.7)%     7.8%    (0.1)%          *             *
                                             ======    =======    =====  =======

* - Not meaningful



THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

REVENUES. Total revenues increased by 19.8% from $8.3 million for the three months ended December 31, 1998 to $9.9 million for the three months ended December 31, 1999. Revenues from The Work Number increased 25.0% from $2.5 million for the three months ended December 31, 1998 to $3.1 million for the three months ended December 31, 1999, due to an increase in pricing during the quarter, the continued expansion of marketing to employers and verifiers on a nationwide basis and an increase in the number of employment records, and related transaction volume, on the system. Revenues from outsourced services increased 66.1% from $1.8 million for the three months ended December 31, 1998 to $3.0 million for the three months ended December 31, 1999, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions, and an increase in pricing during the current year. Revenues from customer premises systems decreased 8.8% from $2.8 million for the three months ended December 31, 1998 to $2.6 million for the three months ended December 31, 1999. This decrease is mainly attributable to the shift in the market from purchasing in-house systems to utilizing the Company's outsourcing services. Revenues from maintenance and support related to the customer premises systems increased by 6.8% from $1.1 million for the three months ended December 31, 1998 to $1.2 million for the three months ended December 31, 1999, due to the support provided to an increased installed base of customer premises systems.

COST OF REVENUES. Total cost of revenues increased by 9.4%, from $4.6 million for the three months ended December 31, 1998 to $5.0 million for the three months ended December 31, 1999. Cost of revenues from The Work Number increased 15.3% from $871,000 for the three months ended December 31, 1998 to $1.0 million for the three months ended December 31, 1999, due principally to the growth in revenues, offset by improved leveraging of personnel and infrastructure costs. Cost of revenues from outsourced services increased by 47.2%, from $1.0 million for the three months ended December 31, 1998 to $1.5 million for the three months ended December 31, 1999. This increase in cost is attributable to the growth in new business discussed above. Cost of revenues did not increase at the same level as revenues, since a portion of the revenue growth was attributed to increased pricing, with no corresponding impact on cost. Cost of revenues from customer premises systems decreased by 7.3%, from $2.3 million for the three months ended December 31, 1998 to $2.1 million for the three months ended December 31, 1999. This decrease in cost is in proportion to the decrease in revenue as discussed above. Cost of revenues from maintenance and support related to customer premises systems decreased by 4.6%, from $367,000 for the three months ended December 31, 1998 to $350,000 for the three months ended December 31, 1999, due principally to a lower cost of hardware components.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses remained consistent at $2.1 million for the three months ended December 31, 1998 and 1999. As a percentage of revenues, such expenses decreased from 25.2% for the three months ended December 31, 1998 to 20.8% for the three months ended December 31, 1999. Selling and marketing expenses remained consistent due to better leveraging of personnel and related costs. The decrease in expense as a percentage of revenue reflects the impact of the Company's restructuring efforts during the quarter ended December 31, 1998. In conjunction with the reorganization, the Company reduced its workforce and closed certain regional sales offices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 18.0% from $1.2 million for the three months ended December 31, 1998 to $1.4 million for the three months ended December 31, 1999. As a percentage of revenues, such expenses decreased slightly from 14.6% for the three months ended December 31, 1998 to 14.4% for the three months ended December 31, 1999. The increase in such expenses reflects the increased infrastructure costs of a growing business. The decrease as a percentage of revenues is due to improved leveraging of infrastructure costs.

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

OTHER INCOME (EXPENSE), NET. Other income (expense) improved from $23,000 of net expense for the three months ended December 31, 1998 to $14,000 of income for the three months ended December 31, 1999, due to a shift from a borrowing to an investing position.

INCOME TAX EXPENSE. The Company's effective income tax rate was 36.8% for the three months ended December 31, 1998 and 38.1% for the three months ended December 31, 1999. The Company expects that the future effective rate will be consistent with the December 31, 1999 effective rate.


NINE MONTHS ENDED DECEMBER 31, 1998 AND 1999

REVENUES. Total revenues increased by 20.4%, from $22.2 million for the nine months ended December 31, 1998 to $26.8 million for the nine months ended December 31, 1999. Revenues from The Work Number increased 37.5% from $6.3 million for the nine months ended December 31, 1998 to $8.6 million for the nine months ended December 31, 1999, due to an increase in pricing during the period, the continued expansion of marketing to employers and verifiers on a nationwide basis and an increase in the number of employment records, and related transaction volume, on the system. During the quarter ended September 30, 1999, the Company entered into a contract to provide volume verifications from The Work Number database. The Company does not anticipate realizing meaningful revenue prior to the first quarter of fiscal 2001. Revenues from outsourced services increased 49.9% from $4.2 million for the nine months ended December 31, 1998 to $6.3 million for the nine months ended December 31, 1999, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions, and an increase in pricing during the current year. Revenues from customer premises systems increased 1.0% from $8.1 million for the nine months ended December 31, 1998 to $8.2 million for the nine months ended December 31, 1999. Management believes that the revenue increase was due principally to the Company responding better to web-based opportunities in the marketplace, offset by the shift in the market from purchasing in-house systems to utilizing the Company's outsourcing services. Revenues from maintenance and support related to the customer premises systems increased slightly from $3.7 million for the nine months ended December 31, 1998 to 3.8 million for the nine months ended December 31, 1999, due to the support provided to an increased installed base of customer premises systems, offset by the cancellation of maintenance on older product lines.

COST OF REVENUES. Total cost of revenues increased by 15.0%, from $11.6 million for the nine months ended December 31, 1998 to $13.4 million for the nine months ended December 31, 1999. Cost of revenues from The Work Number increased 26.4% from $2.2 million for the nine months ended December 31, 1998 to $2.8 million for the nine months ended December 31, 1999, due principally to the growth in revenues, offset by improved leveraging of personnel and infrastructure costs. Cost of revenues from outsourced services increased by 32.2%, from $2.4 million for the nine months ended December 31, 1998 to $3.2 million for the nine months ended December 31, 1999. This increase in cost is attributable to the growth in new business discussed above. Cost of revenues did not increase at the same level as revenues, since a portion of the revenue growth was attributed to increased pricing, with no corresponding impact on cost. Cost of revenues from customer premises systems increased by 9.6%, from $5.8 million for the nine months ended December 31, 1998 to $6.3 million for the nine months ended December 31, 1999. This increase in cost is due to the growth in revenues, along with an increase in labor costs. Cost of revenues from maintenance and support related to customer premises systems decreased by 14.7%, from $1.2 million for the nine months ended December 31, 1998 to $1.0 million for the nine months ended December 31, 1999, due principally to a lower cost of hardware components.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 11.7% from $6.7 million for the nine months ended December 31, 1998 to $5.9 million for the nine months ended December 31, 1999. As a percentage of revenues, such expenses decreased from 30.0% for the nine months ended December 31, 1998 to 22.0% for the nine months ended December 31, 1999. The decrease in expense as a percentage of revenue reflects the impact of the Company's restructuring efforts during the quarter ended December 31, 1998. In conjunction with the reorganization, the Company reduced its workforce and closed certain regional sales offices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 17.3% from $3.5 million for the nine months ended December 31, 1998 to $4.1 million for the nine months ended December 31, 1999. As a percentage of revenues, such expenses decreased from 15.8% for the nine months ended December 31, 1998 to 15.3% for the nine months ended December 31, 1999. The increase in such expenses reflects the increased infrastructure costs of a growing business. The decrease as a percentage of revenues is due to improved leveraging of infrastructure costs.

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

OTHER INCOME (EXPENSE), NET. Other income decreased 39.4% from $33,000 for the nine months ended December 31, 1998 to $20,000 for the nine months ended December 31, 1999, due to a lower level of net invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 34.5% for the nine months ended December 31, 1998 and 38.4% for the nine months ended December 31, 1999. The Company expects that the future effective rate will be consistent with the December 31, 1999 effective rate.

DISCONTINUED OPERATIONS

In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, has reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996 to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. Of this amount, $200,000 was in the form of a subordinated note, which has been subsequently repaid, and the remainder was paid in cash. The net assets related to this sale were approximately $566,000. At March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively. The Company anticipates disposition of the remaining operations through sale within the next six to nine months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 2.86 to 1 and 3.34 to 1 at March 31, 1999 and December 31, 1999, respectively. The Company's working capital was $8.3 million and $12.6 million at March 31, 1999 and December 31, 1999, respectively. Total working capital increased during the nine months ended December 31, 1999 due principally to the Company's earnings for the period and a lower level of capital expenditures.

The Company's accounts receivable increased from $6.6 million at March 31, 1999 to $9.1 million at December 31, 1999. The increase is due primarily to increased revenues in the third quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999, offset by improved collections of accounts receivable. As a percentage of the Company's total revenues for the respective quarter, accounts receivable increased from 83% of revenues at March 31, 1999 to 92% of revenues at December 31, 1999. This increase as a percentage of revenues is primarily due to an increased level of progress billings in excess of work in progress during the third quarter of fiscal 2000.

The Company's capital expenditures, principally computer equipment, were $708,000 during the nine months ended December 31, 1999. At December 31, 1999, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

In November 1998, the Company's Board of Directors authorized the Company to repurchase up to 350,000 shares of its stock in the open market over a two-year period. During the nine months ended December 31, 1999, the Company repurchased 56,000 shares for $445,000. Cumulative shares repurchased amount to 97,587. All shares repurchased have been reissued to fund employee stock option exercises and employee stock purchase plan purchases.

The Company believes that its working capital, together with its anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company has a $5 million line of credit facility with a commercial bank. No balances were outstanding under this line of credit at December 31, 1999 or March 31, 1999. Outstanding borrowings under the line of credit bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory.

The Company's net decrease to capitalized software development costs was $511,000 in the first nine months of fiscal 2000. The Company anticipates that the capitalized software balance will decrease slightly in future periods as amortization exceeds capitalized costs.

YEAR 2000 COMPLIANCE

As of the date of this filing, the Company has had no reported year 2000 incidents from its clients. However the Company may in the future be subject to claims based on century compliance issues related to a client's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. While the Company has not been a party to any proceeding involving its products or services in connection with century compliance issues, there is no assurance that the Company will not in the future be required to defend its products or services in such proceedings against claims of century compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

As of the date of this filing, the Company has not experienced any year 2000 issues involving its internal use information systems. However, there is no assurance that such century compliance problems will not arise, and if so that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

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


                                                     TALX CORPORATION
                                                       (Registrant)


Date: February 11, 2000                     By     /s/ William W. Canfield
                                               -------------------------------
                                                    William W. Canfield
                                                    Chairman, President and
                                                    Chief Executive Officer


Date: February 11, 2000                     By     /s/ Craig N. Cohen
                                               -------------------------------
                                                    Craig N. Cohen
                                                    Chief Financial Officer

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