Form 10-K405
period 2000-03-31
TALX CORP
filed 2000-06-28
CIK 917524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

   [X]          Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the fiscal year ended
                                   March 31, 2000
                                         Or
   [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the transition period
                                 from           to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
As of June 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $74,378,339. For purpose of this calculation only, without determining whether the following are affiliates of the Registrant, the Registrant has assumed that (i) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.
As of June 1, 2000 there were 5,632,496 shares of the Registrant's Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K (including, without limitation, Item 1 -- "Business" and
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward looking statements as a result of risks facing the Company. Factors that have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2001 and beyond to differ materially from those expressed in any Forward Looking Statements made by or on behalf of the Company include, but are not limited to, those discussed under
Item 1 -- "Business -- Risk Factors" herein below. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

     TALX Corporation ("TALX" or the "Company") provides employee self-service solutions utilizing interactive Web, interactive voice response ("IVR"), and computer telephony integration ("CTI") software and services to human resource, benefits and payroll functions of large organizations such as Fortune 500 companies and federal government agencies. The Company's services and software enable an organization's employees, managers and other authorized users ("Users") to access, input and update information without human assistance. The Company's software and services are designed to enhance service levels, improve productivity and reduce costs by enabling Users to perform self-service transactions. Historically, the Company has designed and implemented "tailored" systems that provide an organization's Users with access to databases of information relating to that organization.

     In early 1995, the Company introduced a "branded" service, The Work Number for Everyone(R) ("The Work Number(R)"), which is a national service providing automated access to employment and income information from multiple organizations. The Work Number provides automated employment and income verification to mortgage lenders and other verifiers. Using The Work Number, verifiers are able to confirm employment information regarding participating employers' current and former employees, including their past three years of salary history. The Work Number reduces an employer's cost of providing this information and at the same time increases the timeliness and accuracy of the delivery of such information to mortgage lenders and other verifiers.

     Tailored software and services are offered by TALX to its clients either installed at the client's site or on an outsourced application service basis. The Company has provided tailored software and services for installation at clients' sites since the early 1980s. In 1993, the Company introduced its application services business (formerly referred to as outsourced services), which allows a client to realize the benefits of the Company's software solutions without incurring the capital expenditures or administrative and maintenance responsibilities of operating such a system. For application services clients, the Company delivers solutions as an application services provider ("ASP") by maintaining the client's database on a system at the Company's facilities, where incoming requests for access to the information are received.

     In addition to providing services and software, the Company formerly provided database and document services. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, reflected the results of operations of such businesses as discontinued operations. Database services included providing sales leads and pre-press services for directory publishers, and document services included the preparation and mailing of invoices, statements and confirmation letters for organizations with high volume requirements. In January 1997, the document services business was sold. In March 2000, the database business was sold.

     The Company was incorporated under Missouri law in 1973. Following the purchase of a 20% interest in the Company by Intech Group Inc. ("Intech Group") in 1987, the Company became primarily involved in designing and implementing interactive communications solutions. At the time of Intech Group's initial purchase of TALX capital stock, the Company's only other shareholders were MiTek, Inc. ("MiTek") and Gateway Venture Partners II, L.P. ("Gateway"). In fiscal 1994, the Company acquired from Intech Group and its affiliates, on a pooling-of-interests basis, TALX Information Services Corporation, formerly known as EKI, Incorporated, which was engaged in the business of providing database and document services. As indicated above, these operations have been divested, and the results of these operations are reflected as discontinued operations. In July 1996, at which time Intech Group's only asset was TALX capital stock, the Company acquired Intech Group in a merger transaction, the practical effect of which was a tax-free distribution of Intech Group's holdings of TALX capital stock to Intech Group's shareholders. Immediately prior to such merger, Intech Group owned approximately 31.46% of the outstanding TALX capital stock. At such time, the Company had 21 other shareholders, three of whom, Gateway, MiTek and Intech Partners, L.P. ("Intech Partners"), each beneficially owned more than ten percent of the outstanding TALX capital stock.

SERVICES AND PRODUCTS

The Work Number

     In early 1995, the Company introduced a "branded" service, The Work Number for Everyone(R) ("The Work Number(R)"), which is a national service providing automated access to employment and income information from multiple organizations. The Work Number provides automated employment verification to mortgage lenders and other verifiers. Using The Work Number, verifiers are able to confirm employment information regarding participating employers' current and former employees, including their past three years of income history. The Work Number reduces an employer's cost of providing this information and at the same time increases the timeliness and accuracy of the delivery of such information to mortgage lenders and other verifiers. For most organizations, the process of handling these requests is cumbersome and requires implementation of procedures unrelated to an employer's line of business. In addition, requests can be disruptive and divert employer resources in order to respond to telephone calls and written requests for employment information. The Work Number reduces an employer's cost of providing this information.

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

     Utilizing a toll-free telephone number, or the Internet, subscribing verifiers can choose to hear the verification information voiced back immediately, have the complete set of information faxed directly to them at their office, have an electronic data interchange transaction sent or receive the information via the Internet. For non-subscribing verifiers, verification information is available through an AT&T business 1-900 telephone number. An employee's income information is designed to be available for access only to those who have been pre-authorized by such employee.

     During fiscal 2000, the Company introduced a new feature of The Work Number, Confirmation eXpress(sm). This feature allows the Company to provide large information service providers employment verifications on a high volume basis.

     The Work Number generates revenues primarily from fees charged to mortgage lenders and other verifiers for verification of employment history and salary information and, to a lesser extent, from employer conversion and ongoing maintenance fees.

     As of March 31, 2000, employers had contracted for specified terms, generally three years from the date of contract, to provide approximately 36.1 million employment records of current and former employees. See "Risk Factors -- Certain Risks Associated with The Work Number" and "-- Risks Related to Use of Confidential Information With The Work Number."

     The following table reflects the approximate total number of employment records, which employers have contracted to provide for The Work Number for the past three years.

                                                                   TOTAL NUMBER OF
                                                                EMPLOYMENT RECORDS(1)
                                                                   (IN THOUSANDS)
                                                                ---------------------
FISCAL QUARTER                                                  ON-LINE    BACKLOG(2)
--------------                                                  -------    ----------
1st Quarter 1998............................................     7,764        3,622
2nd Quarter 1998............................................    10,180        3,842
3rd Quarter 1998............................................    11,755        4,754
4th Quarter 1998............................................    13,115        4,019
1st Quarter 1999............................................    14,332        4,981
2nd Quarter 1999............................................    15,603        4,804
3rd Quarter 1999............................................    16,540        6,906
4th Quarter 1999............................................    18,285        7,546
1st Quarter 2000............................................    19,707        7,815
2nd Quarter 2000............................................    22,897        6,692
3rd Quarter 2000............................................    26,524        5,808
4th Quarter 2000............................................    30,298        5,792

---------------

(1) Employment records include records of current and former employees (covering the past three years of employment history).

(2) Represents employment records under contract but not yet on-line.

Tailored Software and Services

     Tailored software and services are offered by TALX to its clients, primarily Fortune 500 and other large organizations, either installed at the client's site or on an outsourced application services basis. The Company has established the broad utility of its software and services for complex business problems in a wide variety of industries. The Company believes it is a leader in providing such solutions for human resource, benefits and payroll applications, which include 401(k) plan administration, benefit plan enrollment and modification, staffing, scheduling, time reporting and payroll. The Company is pursuing these markets both through direct sales and through strategic marketing alliances with providers of enterprise software applications. TALX has existing alliances with PeopleSoft, Inc. ("PeopleSoft") and SAP AG ("SAP"). Both PeopleSoft and SAP are leading providers of enterprise-wide client/server business applications.

Application Services

     The Company's application services business provides tailored offsite software and services to Fortune 500 and other large organizations which are interested in outsourcing self-service solutions. In 1993, the Company introduced its application services business, which allows a client to realize the benefits of the Company's software and services without incurring the capital expenditures or the administrative and maintenance burdens of operating such a system. Using a toll-free telephone number, or the Internet, Users are able to perform self-service transactions, access information and manipulate data stored in the client's database or in the Company's systems located at the Company's data center in St. Louis. Clients are charged a set up fee as well as availability and transaction-based fees.

     Examples of the applications provided by the application services business include: employee benefit plan enrollment, job posting, collection of time, attendance and labor data, and providing the front-end to call centers with interactive voice response and/or Web self-service capabilities.

Customer Premises Systems

     The Company has provided tailored software for installation at client sites since the early 1980s. TALXWare is the Company's integrated visual development environment and software system that has been designed to support the creation and management of self-service solutions. TALXWare runs on Intel-based hardware platforms using Microsoft's Windows NT operating system. The software supports both Natural MicroSystems, Inc. ("NMS") and TALX computer telephony ("CT") processing hardware. The Company also provides maintenance and support for clients who have purchased software installed at their site. See "Technology and Product Development."

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Fundamental to all of the Company's software and services is the integration of "best-of-class" technologies as such technologies become available. This open architecture approach enables TALX solutions to include popular interactive features such as computer telephony integration, speech recognition, text-to-speech, facsimile, e-mail and client/server database interfaces to be used in creating tailored employee service solutions for clients. The Company's product strategy emphasizes the development of software rather than hardware.

TALXWare

     TALXWare is an integrated visual development environment and software system that has been designed to support the creation and management of self-service solutions. The current release of TALXWare runs on Microsoft's Windows NT, while previous versions run on IBM's OS/2 operating system. The two main components of TALXWare are EasyScript and TALXWare Runtime.

     EasyScript. EasyScript is the object-oriented visual development environment used by the Company and its licensed clients to create, modify and maintain self-service applications. EasyScript's object-oriented approach to software development allows application designers to position icons on the workspace grid to define application logic, business rules, computational functions, telephony integration, database access, and host application screens, and then automatically generate the underlying computer code. EasyScript incorporates advanced editing, self-documenting, testing, and code-sharing capabilities to expedite the development of tailored software solutions. By providing developers the ability to cut and paste sections of one application into another application or copy an application so it can be modified to create a new application, EasyScript facilitates the use of reusable software modules. The self-documenting features of EasyScript automatically create specifications, documentation, and test plans from the applications themselves. Included with EasyScript is the EasySim testing tool, which enables developers to test EasyScript applications from a PC keyboard. Another key feature of EasyScript is that it permits a single application to provide database access to users with multiple types of self-service access devices such as the telephone, facsimile, e-mail, telephone device for the deaf ("TDD"), Internet, corporate Intranet and other technologies. Allowing all devices to share a common set of centralized business rules can leverage software development across the enterprise, reduce development time and simplify making changes or adding enhancements. EasyScript is licensed on a per server basis. EasyScript allows the incorporation of software modules delivered using scripting languages such as Microsoft(R)JScript(R), JavaScript and Microsoft(R) Visual Basic(R) Scripting Edition (VBScript) as well as objects developed using Microsoft's Component Object Model (COM) open software development tools such as Microsoft's Visual Basic(R) and Visual C++.

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

Hardware

     In addition to software, the Company provides a hardware platform as part of a total self-service solution. TALXWare runs on open, standard Intel-based PCs and uses both NMS and TALX proprietary CT processing hardware (the "VP/2000"). The VP/2000 uses industry standard components such as Intel processors and Texas Instrument digital signal processors ("DSPs") and is capable of supporting 48 simultaneous users ("lines") in a single server and being networked to support over 240 lines. The NMS hardware is capable of supporting up to 96 lines in a single server.

     The Company does not manufacture or perform significant modifications on any hardware components. Rather, the Company's hardware production consists primarily of final assembly and quality-control testing of materials, components, subassemblies and systems.

Product Development

     The Company's current development efforts are directed with a view to enhancing its current products and developing new products. The new products are directed at the markets served by the Company's strategic marketing allies as well as offering enhanced functionality to its existing human resources, benefits and payroll markets. The most recent enhancements include further extending the features and capabilities of the Company's interactive Web software and natural speech recognition. For the markets served by the Company's strategic marketing allies who offer enterprise-wide client/server applications, the Company plans to expand complementary applications to more tightly integrate and facilitate interaction between the Company's software and the allies' human resources applications. There can be no assurance that these new enhancements or products will progress beyond their current state of development or be successfully marketed.

     The Company licenses and integrates complementary technologies into the products it develops and seeks to provide "best-of-class" technologies to its clients. Some of the features which are licensed from third party suppliers by the Company pursuant to non-exclusive license or resale agreements ("Supplier Agreements") or purchased under open market arrangements and then integrated into the Company's products are speech recognition, text-to-speech, facsimile, terminal emulation and client/server database interfaces to be used in creating self-service solutions. See "Risk Factors -- Risks Associated with Rapid Technological Change" for additional risks associated with the Supplier Agreements.

     Product development costs incurred were $2.6 million, $2.1 million and $1.8 million in fiscal 1998, 1999 and 2000, respectively. The total product development staff consisted of 20 full-time employees as of March 31, 2000. The Company believes that significant investments in product development are required to remain competitive. See "Risk Factors -- Risks Associated with Rapid Technological Change."

MARKETING

     The Company's marketing strategy is to focus on targeted markets through a direct sales force in conjunction with strategic marketing alliances. The Company's direct sales force is based in St. Louis with representatives also located in Atlanta, Bethesda, Dallas, Green Bay, Phoenix and San Francisco. The sales force is comprised of regional sales managers who are supported by product consultants, account managers and business development representatives. Historically, the direct sales force was responsible for selling all of the Company's product lines. Beginning in late fiscal 1997, the Company designated certain members of the sales force to focus solely on selling The Work Number service. In early fiscal 1999, the Company organized a sales team dedicated to federal government clients. The Company's sales force is supported by a product management group which identifies and develops target markets, manages product direction, directs marketing efforts and provides sales assistance.

BACKLOG

     The Company's customer premises systems and application services contracts are generally delivered within one year of contract date. As of March 31, 2000 and March 31, 1999, the Company had backlogs in these businesses of approximately $7 million and $6 million, respectively.

STRATEGIC MARKETING ALLIANCES

     Part of the Company's strategy is to develop and maintain alliances with companies producing complementary software products in order to obtain client referrals and introductions, increase market exposure and reduce delivery time and costs. The Company currently has relationships with two major software suppliers that offer enterprise-wide business application software to the Company's markets. The Company's most established alliance is with PeopleSoft. The Company has a similar relationship with SAP.

     PeopleSoft, Inc.: As one of the leading companies that has designed enterprise-wide client/server business applications, PeopleSoft markets worldwide client/server applications for human resources, payroll, financial accounting, manufacturing and distribution through industry business units such as federal government, health care, financial services and retail. Focusing on the human resources, benefits and payroll markets, the Company entered into a cooperative marketing relationship with PeopleSoft. The Company has self-service applications that tie directly to PeopleSoft's human resources, benefits and payroll applications.

     SAP AG: As a leading global provider of client/server business application solutions, SAP is one of the largest and fastest growing enterprise-wide software application suppliers of products for financial accounting, human resources and manufacturing. The Company has developed a benefits enrollment application and a time reporting application that integrate with SAP's software and intends to develop additional human resource, employee benefits and payroll applications.

     Future customer premises systems revenues will be dependent to a significant extent on the installed base and market success of companies with which the Company maintains strategic market alliances and the effectiveness of the alliances. These strategic marketing alliances are generally reflected by non-exclusive contractual arrangements that are terminable at will. The success of the Company is dependent on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with the Company, which is entirely at the discretion of these companies. These companies maintain similar relationships with certain of the Company's competitors and also compete directly with the Company in web-enabled applications. See "Risk Factors -- Dependence on Strategic Marketing Alliances."

     The Company has developed strategic marketing alliances related to The Work Number. TALX has entered into marketing arrangements with five unemployment insurance consulting organizations: Employers Unity, Inc.; Gates, McDonald and Company; R.E. Harrington, a Division of HealthPlan Services Inc.; The Frank Gates Companies; and Johnson & Associates. By offering The Work Number service to their clients, these allies broaden the scope of services that they offer their client base.

CLIENTS

     Application software solutions are tailored to meet specific client needs for employee service solutions. The Company's strategy focuses on specific interactive applications within large corporations and institutions.

No single client of the Company represented 10% or more of the Company's revenues in fiscal 1998, 1999 or 2000.

PROFESSIONAL SERVICES AND SUPPORT

     The Company believes that achieving a high level of client satisfaction is critical to its long-term success. The Company delivers its self-service solutions, in both the application services and customer premises systems lines of business, through trained professionals who define specific client requirements and, utilizing open tools and TALXWare, tailor a solution for each client. In addition, the Company offers training and education for clients and representatives of its strategic marketing allies. The Company also maintains a comprehensive maintenance and support program, providing 7-day, 24-hour per day support through a toll-free hotline, and supplemented by a web site and e-mail access to the support staff.

COMPETITION

     The markets in which the Company sells its self-service solutions are rapidly evolving, extremely competitive and subject to rapid technological change. The Company expects competition to increase in the future from existing competitors and from companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current and potential competitors have greater name recognition, larger installed client bases and significantly greater financial, technical, marketing and other resources than the Company. To be successful in the future, the Company must respond promptly and effectively to the challenges of changing client requirements, technological change and competitors' innovations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition, results of operations and business prospects. Additionally, the Company may be required to reduce prices or increase spending in response to competition in order to pursue new market opportunities or to invest in research and development efforts and, as a result, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition, results of operations and business prospects.

     The Company competes in its markets with computer telephony (CT) system hardware suppliers, systems integrators and major software suppliers. Companies competing in the customer premises systems market include InterVoice-Brite, Inc., Lucent Technologies, Inc., Periphonics Corporation (a Nortel Networks Company), PeopleSoft, Inc. and SAP AG. The Company's business is heavily dependent on sales to the human resources and payroll departments of large organizations. In response to clients' desires to outsource certain aspects of database access functionality, the Company provides services to organizations which choose not to license software and maintain systems. This application services business competes with employee benefit plan consulting firms and accounting firms, including Hewitt Associates LLC, Towers Perrin, Automatic Data Processing, Inc. (ADP), and Watson Wyatt & Company, which provide comprehensive packages of plan design, administration and consulting services, including automated access services. The Company also competes in the application services business with Workscape, Inc., a company similar in services offerings as the Company. See "Risk Factors -- Intense Competition."

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

DATABASE AND DOCUMENT SERVICES BUSINESSES

     In addition to providing interactive communications solutions, the Company, in 1994, acquired its database and document services businesses. These businesses were operated on a stand-alone basis. Further, the majority of the operations of such businesses were located separately from the continuing operations of the Company. See Item 2 -- "Properties."

     In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, reflected the results of operations of such businesses as discontinued operations. The primary reason for divesting these businesses was to enable the Company to focus its management and financial resources towards its core software and services business. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. As of March 31, 2000, the Company sold substantially all of the assets of the database business to WPZ Holdings, Inc., the parent company of one of the largest customers of the division. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

EMPLOYEES

     As of March 31, 2000, the Company employed 250 full-time and 10 part-time employees. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

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

CERTAIN RISKS ASSOCIATED WITH THE WORK NUMBER

     There are no significant barriers to entry in this area, and the Company is aware of several other companies that have begun to market similar services:
Advanced HR Solutions, The Frick Company, and John Jay Associates. Additionally, the Company is aware of a number of employers who have established similar systems for their internal use. The Company believes that it is the market leader in this area, but anticipates that additional competitors will emerge, and is unable to predict what its relative competitive position will be in a more mature market. In 1995, the Company began marketing The Work Number, which provides automated responses to requests by lenders and other verifiers for employment confirmation, employment history and salary history. Although, as of March 31, 2000, employers had contracted to provide approximately 36.1 million employment records of current and former employees, there can be no assurance that additional employers will contract with the Company to provide employment records, or that existing employers will renew their contracts with the Company, which have limited terms.

     Revenues from The Work Number are dependent, in part, on real estate mortgage activity and the level of interest rates. In addition, revenues are dependent on the cooperation of contracting employers in converting employment records to The Work Number format and referring verification requests to The Work Number. If the market for The Work Number fails to develop or be sustained, becomes subject to significant competition or if mortgage interest rates increase significantly, the Company's business, financial condition, results of operations and business prospects would be materially adversely affected.

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

UNCERTAINTY REGARDING POSSIBLE APPLICABILITY OF THE FCRA TO THE WORK NUMBER

     The Work Number may be subject to regulation under the Fair Credit Reporting Act (the "FCRA"), which would have an adverse impact on the Company. The FCRA applies to "consumer reporting agencies" which engage in the practice of "assembling or evaluating" consumer credit information. The Company believes that The Work Number is not a consumer reporting agency, and that the FCRA does not apply to The Work Number. Unlike traditional consumer reporting agencies, The Work Number receives all of its data regarding an employee from one source -- the employer -- and does not evaluate an employee's creditworthiness. Further, in the Company's contracts with employers, employers require The Work Number to be named as agent for the employer. The FCRA exempts from its reach communications of a party solely as to transactions or experiences between the consumer and the person making the report, such as an employer's report on its experience with its employee. The Company believes that as an agent of employers, The Work Number is not a consumer reporting agency.

     While the Company believes its position is meritorious, there is no controlling legal precedent, and the Federal Trade Commission, which has authority to enforce the FCRA, or consumers with rights under the FCRA, could disagree and seek to require the Company to comply with the FCRA, as well as penalties and damages. Among other provisions, the FCRA requires that a consumer reporting agency determine that there is a "permissible purpose" before disclosure of a consumer report, and that certain notices and information be furnished in writing to consumers as consumer reports are used. As presently structured, the Company would have difficulty implementing these procedures, if required, in part because The Work Number is designed to operate via interactive voice response and the Internet, instead of paper. Further, the Company might have to eliminate certain types of transactions, resulting in loss of revenue. As a result, it is difficult to estimate the ultimate impact on the Company in the event the FCRA were deemed to apply to The Work Number.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     The Company's revenues, margins and operating results have fluctuated in the past, and may continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. These factors include the length of the sales cycle, the timing of orders from and shipments to clients, delays in development and client acceptance of custom software applications, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff, as well as general economic conditions. A relatively high percentage of the Company's expenses are fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected. As a result, the Company's results of operations for any quarter may not be indicative of results for any future period.

     Customer premises systems revenues, which until recently represented the largest percentage of the Company's total revenues, in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. Individual orders for the Company's customer premises systems typically are for relatively large dollar amounts. The Company believes the purchase of its customer premises systems is relatively discretionary. Therefore, any downturn in any potential client's business, or any loss or delay of individual orders for any reason, would have a significant impact on the Company's revenues and quarterly results. In addition, because the Company can recognize a substantial portion of its customer premises systems revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. The Company's customer premises systems sales cycle, including initial order, provision of services and follow-on sales, varies substantially from client to client.

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

     The Company competes in its markets with CT system hardware suppliers, systems integrators and major software suppliers. Companies competing in the customer premises systems business include InterVoice-Brite, Inc., Lucent Technologies, Inc. Periphonics, Inc. (a Nortel Networks Company), PeopleSoft, Inc. and SAP AG. The Company's business is heavily dependent on sales to the human resources departments of large organizations. In response to clients' desires to outsource certain aspects of database access functionality, the Company provides services to organizations which choose not to license software and maintain systems. This application services business competes with employee benefit plan consulting firms and accounting firms, including Hewitt Associates LLC, Automatic Data Processing, Inc. (ADP), Towers Perrin, and Watson Wyatt & Company, which provide comprehensive packages of plan design, administration and consulting services, including automated access services. The Company also competes in the application services business with Workscape, Inc., a company similar in services offerings to the Company.

     Many of the Company's current and potential competitors have greater name recognition, larger installed client bases and significantly greater financial, technical, marketing and other resources than the Company. Any such competitor could use its superior financial resources, market power, service or technical resources and installed base of clients to compete effectively against the Company. Such competition could materially adversely affect the Company's ability to sustain current pricing levels and could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Competition".

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

RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

     The markets for the Company's software and services are characterized by rapid technological advancement, changes in client requirements, frequent new product introductions and enhancements and emerging industry standards. The Company must continually change and improve its products and services in response to changes in operating systems, application software, computer and telephony hardware, communications, database and networking systems, programming tools and computer language technology. The introduction of products or services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable. In particular, the market for self-service applications through the Internet and corporate Intranets using browser software is rapidly evolving. The Company's success will depend upon its ability to enhance, on a timely and cost-effective basis, its current products and services (e.g., to effectively add new Internet and corporate Intranet capabilities) and to develop new products and services that meet changing market conditions, which include changing client needs, new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis or at all, fully functional and integrated product enhancements or new products or services that respond to technological change, updates or enhancements to third party products or services used in conjunction with the Company's products or services, changes in client requirements or emerging industry standards, or that the Company's enhanced or new products and services will be accepted by clients. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product or service development or introduction, could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

     The current version of the Company's TALXWare software runs on Microsoft's Windows NT operating system. The Company is therefore dependent upon the continued viability of Windows NT and upon Microsoft's support of the Windows NT operating system.

     The Company's products not only involve integration with operating systems but also with products developed by others. For example, the Company has introduced a version of TALXWare utilizing NMS standards-based computer telephony hardware boards and software drivers. The Company believes that marketing this product as an alternative to the VP/2000-based version of TALXWare may provide a means to gain increased access to certain markets. Currently, this product is available with similar, but not identical, performance and functionality compared to the VP/2000-based version of TALXWare. Although the Company is devoting significant resources to enhance this new product to be a fully functional counterpart to the VP/2000-based version of TALXWare, this project could take a year or longer. There can be no assurance that delays in increasing the functionality of this product will not adversely affect sales opportunities, as clients may purchase competitive standards-based systems. Such delays would have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

     If any of these third-party products, including Microsoft Windows NT or the NMS boards and drivers, should become unavailable for any reason, fail in their operation with the Company's products or fail to be supported by their respective vendors, it would be necessary for the Company to redesign its products. There can be no assurance that any redesign could be accomplished in a cost-effective or timely manner. The Company or its clients could also experience difficulties integrating the Company's products with other hardware and software. Further, should new releases of these operating systems, computer telephony hardware boards and software drivers, remote communications software, database connectivity software or facsimile hardware boards and software drivers occur before the Company develops products compatible with such new releases, if ever, any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

     Additionally, the Company licenses and integrates complementary technologies into the software it develops and seeks to provide the "best-of-class" technologies to its clients. Some of the features which are licensed from third party suppliers by the Company pursuant to non-exclusive license or resale agreements (the "Supplier Agreements") or purchased under open market purchase arrangements and then integrated into the Company's products are speech recognition, text-to-speech, facsimile, terminal emulation and client/server database interfaces used in creating software solutions. The Company believes that if any Supplier Agreement expires or is canceled or otherwise terminated, or if a third party supplier refuses to sell to the Company pursuant to the existing open market purchase arrangements, as the case may be, and the existing third party supplier refuses to enter into a subsequent agreement or other arrangement, the Company could enter into a similar agreement or arrangement with any number of different suppliers. However, if a new supplier is necessary, the integration of the relevant technology from the new supplier would require a significant amount of time, resulting in a meaningful delay in the Company's ability to offer the particular enhancement currently being purchased under Supplier Agreements or pursuant to open market purchase arrangements. The Company could also experience difficulties integrating the new supplier's technology with all of its products. Additionally, there can be no assurance that any such integration could be accomplished in a cost-effective manner. Significant delays in the offering of product enhancements due to integration of technology from new suppliers could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Services and Products" and "Business -- Technology and Product Development."

DEPENDENCE ON STRATEGIC MARKETING ALLIANCES

     Part of the Company's growth strategy is to develop and utilize alliances with companies producing complementary software products in order to obtain introductions or referrals to potential clients, as well as to coordinate the development of the Company's complementary software products directly with such companies to enhance interoperability and performance. Future customer premises systems revenues, and to a lessor extent, application services revenues, will be dependent on the market success of such companies and the effectiveness of the alliances. Factors that adversely affect the revenues of these companies, such as competition, technological changes or product failures, may have a substantial adverse effect upon the Company's financial results. These strategic marketing alliances are generally reflected by non-exclusive contractual arrangements that are terminable at will. The success of the Company is dependent on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with the Company, which is entirely at the discretion of these companies. The Company's strategic marketing allies maintain similar relationships with certain of the Company's competitors. There is intense competition by other companies to establish such relationships, and there can be no assurance that the Company will be able to maintain or expand its network of strategic marketing alliances in the future, or that such companies will continue to support the Company or not choose to favor one of the Company's competitors. Additionally, these companies compete with the Company in the interactive Web business. The loss of any of these relationships, the inability of the Company to attract and develop new strategic marketing alliances with other leading software companies, or adverse developments affecting the business or prospects of such companies, could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Technology and Product Development," "Business -- Marketing" and "Business -- Strategic Marketing Alliances."

LENGTHY SALES CYCLE

     Purchases of the Company's software and services are often the result of a multi-department decision by prospective clients and generally require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective clients regarding the use and benefits of the Company's self-service solutions. Due in part to the mission-critical nature of certain of the Company's software applications and the associated investment in hardware, software and consulting expenditures, potential clients tend to be cautious in making product acquisition decisions. For these and other reasons, the sales cycle for the Company's products and services can range from one month to over one year and is subject to a number of significant risks, including clients' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales anticipated from specific clients for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, lost or delayed sales could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

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

     In the past, the Company has received and may in the future receive communications from third parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their proprietary rights. Based on the information currently available, the Company is not aware of any valid claims indicating that it is infringing upon the intellectual property rights of others, or which, if infringed, would result in any material adverse effect on the Company's financial condition or results of operations. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. See "Business -- Proprietary Rights."

SIGNIFICANT SHARE OWNERSHIP; CERTAIN ANTI-TAKEOVER PROVISIONS

     To the knowledge of the Company, it's directors, officers and principal (5% or more) shareholders, taken as a group, beneficially own in the aggregate approximately 23.5% of the Company's outstanding Common Stock, based on available information regarding their holdings as of June 1, 2000. Certain principal shareholders and their representatives are directors or executive officers of the Company. As a result of such ownership, these shareholders can influence matters requiring approval by the shareholders of the Company, including the election of directors, and the management and affairs of the Company. In addition, certain provisions of Missouri law and of the Company's Restated Articles of Incorporation, as amended ("Articles"), and Bylaws ("Bylaws") could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could also limit or depress the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company is also authorized to issue preferred stock with rights senior to, and that may adversely affect, the Common Stock, without the necessity of shareholder approval and with such rights, preferences and privileges as the Company's Board of Directors may determine. The Company, however, has no present plans to issue any shares of preferred stock.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the shares of Common Stock has been highly volatile and could continue to be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock.

NO DIVIDENDS

     The Company does not anticipate paying dividends on the Common Stock for the foreseeable future. The Company anticipates that it will reinvest its net income, if any, in its businesses. See Item 5 -- "Market for the Registrant's Common Stock and Related Stockholder Matters."

ITEM 2.  PROPERTIES

     The Company's headquarters and executive offices are located in a 38,000 square foot office building located at 1850 Borman Court, St. Louis, Missouri 63146 pursuant to a lease expiring in 2002 with an annual base rental of approximately $413,000, subject to increases for taxes, insurance and operating expenses. The Company has entered into a lease agreement expiring in 2005 for approximately 22,000 square feet of additional office space located near the headquarters with an annual base rental of approximately $220,000, subject to increases for taxes, insurance and operating expenses. The Company also leases office space in Atlanta, Bethesda and Phoenix for sales representatives. The Company believes its facilities have been generally well maintained, are in good operating condition and are adequate for its current requirements. The Company also leases space in three office buildings in St. Louis County, Missouri related to the discontinued operations of the Company. Two of these locations are being sub-leased, and such leases and sub-leases will terminate in 2000 and 2002. The third lease has been assigned, and will terminate in 2002.

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

PERIOD                                                           HIGH      LOW
------                                                          ------    ------
FISCAL 1999
  First Quarter.............................................    $ 5.94    $ 3.38
  Second Quarter............................................    $ 7.25    $ 4.13
  Third Quarter.............................................    $ 5.88    $ 3.53
  Fourth Quarter............................................    $ 7.25    $ 4.00
FISCAL 2000
  First Quarter.............................................    $ 9.38    $ 6.50
  Second Quarter............................................    $ 9.38    $ 6.88
  Third Quarter.............................................    $15.50    $ 7.31
  Fourth Quarter............................................    $21.88    $12.25

     The approximate number of holders of record of the Company's Common Stock at June 1, 2000 was 99. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The data for, and as of the end of, each of the years in the five-year period ended March 31, 2000 are derived from the financial statements of the Company, which financial statements have been audited by KPMG, LLP, independent certified public accountants. The financial statements as of March 31, 2000 and 1999, and for each of the years in the three-year period ended March 31, 2000, and the report thereon, are included elsewhere in this report. The selected financial data presented below for the years ended March 31, 1997 and 1996 and as of March 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this report. The information set forth below reflects the classification of the database and document services businesses as discontinued operations. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, and the notes thereto included elsewhere in this report.

                                                                                  YEARS ENDED MARCH 31,
                                                              --------------------------------------------------------------
                                                                 2000         1999         1998         1997         1996
                                                              ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  The Work Number...........................................  $   12,328   $    9,109   $    4,270   $    1,642   $      453
  Application services......................................       7,993        5,126        2,925        2,173          998
  Customer premises systems.................................      10,835       10,948        9,886       11,013        9,442
  Maintenance and support...................................       4,876        4,920        4,192        3,559        2,624
                                                              ----------   ----------   ----------   ----------   ----------
Total revenues..............................................      36,032       30,103       21,273       18,387       13,517
                                                              ----------   ----------   ----------   ----------   ----------
Cost of revenues:
  The Work Number...........................................       3,973        3,138        1,807          678          429
  Application services......................................       4,460        3,225        2,010          941          493
  Customer premises systems.................................       8,388        7,874        5,967        5,560        4,489
  Maintenance and support...................................       1,367        1,545        1,325        1,025          619
                                                              ----------   ----------   ----------   ----------   ----------
    Total cost of revenues..................................      18,188       15,782       11,109        8,204        6,030
                                                              ----------   ----------   ----------   ----------   ----------
      Gross margin..........................................      17,844       14,321       10,164       10,183        7,487
                                                              ----------   ----------   ----------   ----------   ----------
Operating expenses:
  Selling and marketing.....................................       7,820        8,339        7,952        5,902        4,084
  General and administrative................................       5,477        4,853        3,496        2,613        2,828
  Restructuring charge......................................          --          496           --           --           --
                                                              ----------   ----------   ----------   ----------   ----------
    Total operating expenses................................      13,297       13,688       11,448        8,515        6,912
                                                              ----------   ----------   ----------   ----------   ----------
      Operating income (loss)...............................       4,547          633       (1,284)       1,668          575
Other (income) expense, net.................................         (82)          (8)        (158)         409          395
Income tax expense (benefit)................................       1,862          239         (416)         466           57
                                                              ----------   ----------   ----------   ----------   ----------
Earnings (loss) from continuing operations..................       2,767          402         (710)         793          123
                                                              ----------   ----------   ----------   ----------   ----------
Discontinued operations:
  Loss from discontinued operations, net....................          --           --           --         (164)        (703)
  Gain (loss) on disposal of discontinued operations, net...         117           --         (374)        (900)          --
                                                              ----------   ----------   ----------   ----------   ----------
  Gain (loss) from discontinued operations, net.............         117           --         (374)      (1,064)        (703)
                                                              ----------   ----------   ----------   ----------   ----------
Earnings (loss) before extraordinary item...................       2,884          402       (1,084)        (271)        (580)
Extraordinary item..........................................          --           --           --         (971)          --
                                                              ----------   ----------   ----------   ----------   ----------
      Net earnings (loss)...................................  $    2,884   $      402   $   (1,084)  $   (1,242)  $     (580)
                                                              ==========   ==========   ==========   ==========   ==========
Basic earnings (loss) per share(1):
  Earnings (loss) from continuing operations................  $      .50   $      .07   $     (.13)  $      .18   $      .04
  Gain (loss) from discontinued operations, net.............         .02           --         (.07)        (.25)        (.21)
  Extraordinary item........................................          --           --           --         (.22)          --
                                                              ----------   ----------   ----------   ----------   ----------
      Net earnings (loss)...................................  $      .52   $      .07   $     (.20)  $     (.29)  $     (.17)
                                                              ==========   ==========   ==========   ==========   ==========
Diluted earnings (loss) per share(1):
  Earnings (loss) from continuing operations................  $      .49   $      .07   $     (.13)  $      .18   $      .04
  Gain (loss) from discontinued operations, net.............         .02           --         (.07)        (.25)        (.21)
  Extraordinary item........................................          --           --           --         (.22)          --
                                                              ----------   ----------   ----------   ----------   ----------
      Net earnings (loss)...................................  $      .51   $      .07   $     (.20)  $     (.29)  $     (.17)
                                                              ==========   ==========   ==========   ==========   ==========
Weighted average number of shares outstanding -- basic(1)...   5,559,972    5,401,345    5,291,381    4,150,404    3,228,670
Weighted average number of shares outstanding --
  diluted(1)................................................   5,657,612    5,519,435    5,291,381    4,150,404    3,228,670

                                                                                   AS OF MARCH 31,
                                                              ---------------------------------------------------------
                                                                2000        1999        1998        1997        1996
                                                              ---------   ---------   ---------   ---------   ---------
                                                                                   (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and short-term investments............................   $   6,291   $     267   $   2,879   $   5,801   $      56
Working capital............................................      15,158       8,316       9,079      13,351      (1,261)
Net assets of business held for sale.......................          --         859       1,157         707          --
Total assets...............................................      30,133      24,564      24,121      24,072      15,844
Notes payable to bank......................................          --          --          --          --       4,243
Current installments of long-term debt and obligations
  under capital leases.....................................          --          --          --          36         726
Long-term debt and obligations under capital leases, less
  current installments.....................................          --          --          --          --         630
Stockholders' equity.......................................      23,308      20,095      19,508      20,403       5,038

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's revenues are derived from interactive Web, interactive voice response ("IVR"), computer telephony integration ("CTI") software and services, which consist of The Work Number, application services, the sale of customer premises systems, and maintenance and support services related to those systems.

     Revenues derived from The Work Number include fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of income history of participating employers' current and former employees, ongoing maintenance fees charged to employers and one-time conversion fees from new employers.

     The Company's customer premises systems business provides interactive Web, IVR, CTI software and services that enable an organization's users to access, input and update information without human assistance. Prior to April 1, 1998, customer premises systems revenue was generally recognized upon shipment of the system. For all transactions entered into subsequent to April 1, 1998, the Company has adopted the American Institute of CPA's Statement of Position 97-2 ("SOP 97-2"). Under SOP 97-2, the Company recognizes hardware and software license revenue upon shipment. Revenues for customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Sales are effected through a direct sales force and in conjunction with strategic marketing alliances. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free client service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

     The Company's application services business provides interactive Web and interactive voice response services to organizations that choose not to purchase a customer premises system. The Company maintains a system on its premises that contains a customer database and receives incoming requests for access to the information. Revenues from application services include fees derived from establishment of the service and transaction-based fees.

     In addition to providing software and services, the Company formerly provided database and document services. In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, reflected the results of operations of such businesses as discontinued operations. In January 1997, the document services business was sold and in March 2000, the database services business was sold.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.

                                                                             PERCENTAGE INCREASE
                                                                                  (DECREASE)
                                                                          --------------------------
                                                YEARS ENDED MARCH 31,     FISCAL 2000    FISCAL 1999
                                               -----------------------    OVER FISCAL    OVER FISCAL
                                               2000     1999     1998        1999           1998
                                               -----    -----    -----    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  The Work Number..........................     34.2%    30.3%    20.0%       35.3%         113.3%
  Application services.....................     22.2     17.0     13.8        55.9           75.2
  Customer premises systems................     30.1     36.4     46.5        (1.0)          10.7
  Maintenance and support..................     13.5     16.3     19.7        (0.9)          17.4
                                               -----    -----    -----
     Total revenues........................    100.0    100.0    100.0        19.7           41.5
                                               -----    -----    -----
Cost of revenues:
  The Work Number..........................     11.0     10.4      8.5        26.6           73.7
  Application services.....................     12.4     10.7      9.5        38.3           60.4
  Customer premises systems................     23.3     26.2     28.0         6.5           32.0
  Maintenance and support..................      3.8      5.1      6.2       (11.5)          16.6
                                               -----    -----    -----
     Total cost of revenues................     50.5     52.4     52.2        15.2           42.1
                                               -----    -----    -----
Gross margin...............................     49.5     47.6     47.8        24.6           40.9
                                               -----    -----    -----
Operating expenses:
  Selling and marketing....................     21.7     27.8     37.4        (6.2)           4.9
  General and administrative...............     15.2     16.1     16.4        12.9           38.8
  Restructuring charge.....................       --      1.6       --      (100.0)             *
                                               -----    -----    -----
     Total operating expenses..............     36.9     45.5     53.8        (2.9)          19.6
                                               -----    -----    -----
Operating income (loss)....................     12.6      2.1     (6.0)      618.3              *
Other income (expense), net................      0.2       --      0.7       925.0          (94.9)
                                               -----    -----    -----
Earnings (loss) from continuing operations
  before income tax expense (benefit)......     12.8      2.1     (5.3)      622.2              *
Income tax expense (benefit)...............      5.1      0.8     (2.0)      679.1              *
                                               -----    -----    -----
Earnings (loss) from continuing
  operations...............................      7.7      1.3     (3.3)      588.3              *
  Discontinued operations, net.............      0.3       --     (1.8)          *              *
                                               -----    -----    -----
Net earnings (loss)........................      8.0%     1.3%    (5.1)%     617.4              *
                                               =====    =====    =====

---------------

* Not meaningful

FISCAL YEARS ENDED MARCH 31, 2000 AND 1999

     Revenues. Total revenues increased by 19.7%, from $30.1 million in fiscal 1999 to $36.0 million in fiscal 2000. Revenues from The Work Number increased by 35.3%, from $9.1 million in fiscal 1999 to $12.3 million in fiscal 2000, due to an increase in the number of employment records, and related transaction volume, on the system, the continued expansion of marketing on a nationwide basis and an increase in pricing during the period. During the third quarter of fiscal 2000, the Company entered into a contract to provide volume verifications from The Work Number database. The Company has not yet realized any meaningful revenue from this contract. Revenues from application services increased by 55.9%, from $5.1 million in fiscal 1999 to

$8.0 million in fiscal 2000, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions, and an increase in pricing during the current year. Revenues from customer premises systems decreased by 1.0%, from $10.9 million in fiscal 1999 to $10.8 million in fiscal 2000. This decrease was due to a shift in both the Company focus and the market from purchasing in-house systems to utilizing the Company's application services. Revenues from maintenance and support related to the customer premises systems remained consistent at $4.9 million for fiscal 1999 and 2000, reflecting the support provided to an increased installed base of customer premises systems, offset by the cancellation of maintenance on older product lines.

     Cost of Revenues. Total cost of revenues increased by 15.2%, from $15.8 million in fiscal 1999 to $18.2 million in fiscal 2000. Cost of revenues from The Work Number increased 26.6%, from $3.1 million in fiscal 1999 to $4.0 million in fiscal 2000, due principally to the growth in revenues, offset by improved leveraging of personnel and infrastructure costs. Cost of revenues from application services increased by 38.3%, from $3.2 million in fiscal 1999 to $4.5 million in fiscal 2000. This increase in cost is attributable to the growth in new business discussed above. Cost of revenues did not increase at the same level as revenues, since a portion of the revenue growth was attributed to increased pricing, with no corresponding impact on cost. Cost of revenues from customer premises systems increased by 6.5%, from $7.9 million in fiscal 1999 to $8.4 million in fiscal 2000. This increase in costs is primarily attributable to an increase in fixed labor costs. Cost of revenues from maintenance and support related to customer premises systems decreased by 11.5%, from $1.5 million in fiscal 1999 to $1.4 million in fiscal 2000, due to improved leveraging of personnel costs and lower cost of hardware components.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 6.2% from $8.3 million in fiscal 1999 to $7.8 million in fiscal 2000. As a percentage of revenues, such expenses decreased from 27.8% in fiscal 1999 to 21.7% in fiscal 2000. These decreases reflect the impact of the Company's restructuring efforts during the third quarter of fiscal 1999. In conjunction with the reorganization, the Company reduced its workforce and closed certain regional sales offices.

     General and Administrative Expenses. General and administrative expenses increased 12.9% from $4.9 million in fiscal 1999 to $5.5 million in fiscal 2000. As a percentage of revenues, such expenses decreased from 16.1% in fiscal 1999 to 15.2% in fiscal 2000. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. The decrease in general and administrative expenses as a percentage of revenues is due to improved leveraging of infrastructure costs.

     Restructuring Charge. During the third quarter of fiscal 1999, the Company reorganized its sales and delivery operations and refocused its product line related to its customer premises systems line of business. In conjunction with the reorganization, the Company reduced its workforce by approximately 8% and closed certain regional sales offices. As a result of these actions, the Company incurred restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs.

     Other Income (Expense), Net. Interest income increased 54.5% from $55,000 in fiscal 1999 to $85,000 in fiscal 2000. The increase is due to a higher average level of invested funds during the year. Interest expense decreased 93.0% from $57,000 in fiscal 1999 to $4,000 in fiscal 2000. This decrease is due to the limited usage of the line of credit during fiscal 2000 compared to fiscal 1999.

     Income Tax Expense. The Company's effective income tax rate was 37.3% in fiscal 1999 and 40.2% in fiscal 2000. The increase in effective tax rate is due to higher state tax rates and the expiration of certain tax credit carryforwards. See Note 10 of the Notes to Consolidated Financial Statements.

FISCAL YEARS ENDED MARCH 31, 1999 AND 1998

     Revenues. Total revenues increased by 41.5%, from $21.3 million in fiscal 1998 to $30.1 million in fiscal 1999. Revenues from The Work Number increased by 113.3%, from $4.3 million in fiscal 1998 to $9.1 million in fiscal 1999, due to the continued expansion of marketing to employers and verifiers on a nationwide basis and an increase in the number of employment records, and related transaction volume, on the system. Revenues from application services increased by 75.2%, from $2.9 million in fiscal 1998 to $5.1 million in fiscal 1999, due to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems increased by 10.7%, from $9.9 million in fiscal 1998 to $10.9 million in fiscal 1999. Management believes that the revenue increase was due principally to the Company responding better to Web opportunities in the marketplace. Revenues from maintenance and support related to the customer premises systems increased by 17.4%, from $4.2 million in fiscal 1998 to $4.9 million in fiscal 1999, reflecting the support provided to an increased installed base of customer premises systems.

     Cost of Revenues. Total cost of revenues increased by 42.1%, from $11.1 million in fiscal 1998 to $15.8 million in fiscal 1999. Cost of revenues from The Work Number increased 73.7%, from $1.8 million in fiscal 1998 to $3.1 million in fiscal 1999, due to the growth in revenues, offset by improved leveraging of personnel and infrastructure costs. Cost of revenues from application services increased by 60.4%, from $2.0 million in fiscal 1998 to $3.2 million in fiscal 1999. The increase in cost is attributable to revenue growth, offset by better leveraging of fixed labor and telephone and network infrastructure costs. Cost of revenues from customer premises systems increased by 32.0%, from $6.0 million in fiscal 1998 to $7.9 million in fiscal 1999. The increase in costs is attributable to the increase in revenues and an increase in labor costs. Cost of revenues from maintenance and support related to customer premises systems increased by 16.6%, from $1.3 million in fiscal 1998 to $1.5 million in fiscal 1999, due to the growth in revenues.

     Selling and Marketing Expenses. Selling and marketing expenses increased 4.9% from $8.0 million in fiscal 1998 to $8.3 million in fiscal 1999. As a percentage of revenues, such expenses decreased from 37.4% in fiscal 1998 to 27.8% in fiscal 1999. The decrease in the expense as a percentage of revenues reflects a better leveraging of selling and marketing costs as revenues increased.

     General and Administrative Expenses. General and administrative expenses increased 38.8% from $3.5 million in fiscal 1998 to $4.9 million in fiscal 1999. As a percentage of revenues, such expenses decreased from 16.4% in fiscal 1998 to 16.1% in fiscal 1999. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce.

     Restructuring Charge. During the quarter ended December 31, 1998, the Company reorganized its sales and delivery operations and refocused its product line related to its customer premises systems line of business. In conjunction with the reorganization, the Company reduced its workforce by approximately 8% and closed certain regional sales offices. As a result of these actions, the Company incurred restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs.

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

     Income Tax Expense. The Company's effective income tax rate was 36.9% in fiscal 1998 and 37.3% in fiscal 1999. See Note 10 of the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

     In August 1996, the Company determined to pursue the divestiture of the database and document services businesses and, accordingly, reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996, to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, the Company sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. The net assets related to this sale were approximately $566,000. As of March 31, 1997 and 1998, the Company provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively.

     Effective March 31, 2000, the Company sold substantially all of the assets, net of liabilities, of the database services business to WPZ Holdings, Inc., the parent company of one of the division's largest customers. The sales price was $1,273,000, which represented the current book value of the net assets sold.

The Company realized pre-tax and after-tax gains of $187,000 and $117,000, respectively. See Note 3 of the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain unaudited statement of operations data for each of the four quarters in fiscal 1999 and 2000, as well as the percentage of the Company's total revenues represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report. The Company believes that quarter-to-quarter comparisons of its financial results should not necessarily be relied upon as an indication of future performance.

                                                                             QUARTER ENDED
                                       -----------------------------------------------------------------------------------------
                                       JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                         1998       1998        1998       1999        1999       1999        1999       2000
                                       --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  The Work Number...................   $ 1,719     $ 2,021    $ 2,518     $ 2,850    $ 2,635     $ 2,822    $ 3,147     $ 3,724
  Application services..............       952       1,441      1,791         941      1,155       2,143      2,974       1,721
  Customer premises systems.........     2,806       2,425      2,843       2,875      3,151       2,409      2,594       2,681
  Maintenance and support...........     1,274       1,326      1,133       1,187      1,262       1,280      1,210       1,124
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total revenues..................     6,751       7,213      8,285       7,853      8,203       8,654      9,925       9,250
                                       -------     -------    -------     -------    -------     -------    -------     -------
Cost of revenues:
  The Work Number...................       664         700        871         902        905         916      1,004       1,149
  Application services..............       613         807      1,021         784        722       1,003      1,503       1,232
  Customer premises systems.........     1,726       1,736      2,302       2,110      2,179       2,001      2,135       2,073
  Maintenance and support...........       426         408        367         344        337         338        350         341
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total cost of revenues..........     3,429       3,651      4,561       4,140      4,143       4,258      4,992       4,795
                                       -------     -------    -------     -------    -------     -------    -------     -------
Gross margin........................     3,322       3,562      3,724       3,713      4,060       4,396      4,933       4,455
                                       -------     -------    -------     -------    -------     -------    -------     -------
Operating expenses:
  Selling and marketing.............     2,224       2,353      2,091       1,670      1,883       1,939      2,068       1,931
  General and administrative........     1,052       1,245      1,209       1,348      1,384       1,300      1,427       1,364
  Restructuring charge..............        --          --        496          --         --          --         --          --
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total operating expenses........     3,276       3,598      3,796       3,018      3,267       3,239      3,495       3,295
                                       -------     -------    -------     -------    -------     -------    -------     -------
Operating income (loss).............        46         (36)       (72)        695        793       1,157      1,438       1,160
                                       =======     =======    =======     =======    =======     =======    =======     =======
Gain from discontinued operations,
  net...............................        --          --         --          --         --          --         --         117
                                       =======     =======    =======     =======    =======     =======    =======     =======
Net earnings (loss).................   $    44     $    (3)   $   (60)    $   422    $   486     $   714    $   899     $   785
                                       =======     =======    =======     =======    =======     =======    =======     =======
Basic and diluted earnings (loss)
  per share:
  Earnings (loss) from continuing
    operations......................   $   .01     $  (.00)   $  (.01)    $   .08    $   .09     $   .13    $   .16     $   .12
  Gain from discontinued operations,
    net.............................        --          --         --          --         --          --         --         .02
                                       -------     -------    -------     -------    -------     -------    -------     -------
  Net earnings (loss)...............   $   .01     $  (.00)   $  (.01)    $   .08    $   .09     $   .13    $   .16     $   .14
                                       =======     =======    =======     =======    =======     =======    =======     =======

                                                                             QUARTER ENDED
                                       -----------------------------------------------------------------------------------------
                                       JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                         1998       1998        1998       1999        1999       1999        1999       2000
                                       --------   ---------   --------   ---------   --------   ---------   --------   ---------
PERCENT OF TOTAL REVENUES:
Revenues:
  The Work Number...................      25.5%       28.0%      30.4%       36.3%      32.1%       32.6%      31.7%       40.3%
  Application services..............      14.1        20.0       21.6        12.0       14.1        24.8       30.0        18.6
  Customer premises systems.........      41.5        33.6       34.3        36.6       38.4        27.8       26.1        29.0
  Maintenance and support...........      18.9        18.4       13.7        15.1       15.4        14.8       12.2        12.1
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total revenues..................     100.0       100.0      100.0       100.0      100.0       100.0      100.0       100.0
                                       -------     -------    -------     -------    -------     -------    -------     -------
Cost of revenues:
  The Work Number...................       9.8         9.7       10.5        11.5       11.0        10.6       10.1        12.4
  Application services..............       9.1        11.2       12.3        10.0        8.8        11.6       15.1        13.3
  Customer premises systems.........      25.6        24.0       27.9        26.8       26.6        23.1       21.5        22.4
  Maintenance and support...........       6.3         5.7        4.4         4.4        4.1         3.9        3.6         3.7
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total cost of revenues..........      50.8        50.6       55.1        52.7       50.5        49.2       50.3        51.8
                                       -------     -------    -------     -------    -------     -------    -------     -------
Gross margin........................      49.2        49.4       44.9        47.3       49.5        50.8       49.7        48.2
                                       -------     -------    -------     -------    -------     -------    -------     -------
Operating expenses:
  Selling and marketing.............      32.9        32.6       25.2        21.2       23.0        22.4       20.8        20.9
  General and administrative........      15.6        17.3       14.6        17.2       16.8        15.0       14.4        14.7
  Restructuring charge..............        --          --        6.0          --         --          --         --          --
                                       -------     -------    -------     -------    -------     -------    -------     -------
    Total operating expenses........      48.5        49.9       45.8        38.4       39.8        37.4       35.2        35.6
                                       -------     -------    -------     -------    -------     -------    -------     -------
Operating income (loss).............       0.7        (0.5)      (0.9)        8.9        9.7        13.4       14.5        12.6
                                       =======     =======    =======     =======    =======     =======    =======     =======
Gain from discontinued operations,
  net...............................        --          --         --          --         --          --         --         1.3
                                       =======     =======    =======     =======    =======     =======    =======     =======
Net earnings (loss).................       0.7%       (0.0)%     (0.7)%       5.4%       5.9%        8.3%       9.1%        8.5%
                                       =======     =======    =======     =======    =======     =======    =======     =======

     The Company's revenues, margins, and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis, as a result of a number of factors. These factors include the timing of orders from and shipments to clients, delays in development and client acceptance of custom software applications, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff, as well as general economic conditions. The size and timing of the Company's customer premises systems transactions have historically varied substantially from quarter to quarter, and the Company expects such variations to continue in future periods. Because a significant portion of the Company's overhead is fixed in the short term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectations.

     Revenues from application services are seasonally higher during the second and third quarters of the Company's fiscal year due to the nature of the services being provided. The revenues have increased on a quarter-by-quarter comparison in fiscal 2000 over fiscal 1999, due to the Company capitalizing on an increased trend by some corporations to outsource these services.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has financed its operations primarily through cash flow from operations and bank lines of credit.

     The Company had a current ratio of 2.86 to 1 and 3.68 to 1 at March 31, 1999 and 2000, respectively. The Company's working capital was $8.3 million and $15.2 million at March 31, 1999 and March 31, 2000, respectively. Total working capital increased in fiscal 2000 due principally to the Company's earnings for the year combined with a lower level of capital expenditures.

     The Company's accounts receivable increased from $6.6 million to $8.0 million from March 31, 1999 to March 31, 2000. The increase is due to increased revenues in the fourth quarter of fiscal 2000 compared to 1999, offset by improved account collections. As a percentage of the Company's total revenues for the fourth quarter of each fiscal year, the accounts receivable at fiscal year-end increased slightly from 83% at March 31, 1999, to 86% at March 31, 2000.

     The Company's capital expenditures, principally computer equipment, were $883,000 in fiscal 2000. At March 31, 2000, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase slightly during the next fiscal year.

     In November 1998, the Company's Board of Directors authorized the Company to repurchase up to 350,000 shares of its stock in the open market over a two-year period. The Company repurchased 58,500 shares for $481,000 during fiscal 2000. Cumulative shares repurchased amount to 100,087. All shares repurchased have been reissued to fund employee stock option exercises and employee stock purchase plan purchases.

     The Company believes that its working capital, together with its anticipated cash flows from operations, should be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company has a $5,000,000 line of credit facility with a commercial bank, all of which was available at March 31, 2000. Outstanding borrowings, if any, bear interest at LIBOR plus 2.25% and will be secured by accounts receivable and inventory.

     The Company's net decrease in capitalized software development costs was $421,000 in fiscal 2000. See Notes 1 and 6 of Notes to Consolidated Financial Statements. The Company anticipates that the capitalized software balance will decrease slightly in future periods as amortization exceeds capitalized costs.

YEAR 2000 COMPLIANCE

     As of the date of this filing, the Company has had no reported year 2000 incidents from its clients. However, the Company may in the future be subject to claims based on century compliance issues related to a client's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. While the Company has not been a party to any proceeding involving its products or services in connection with century compliance issues, there is no assurance that the Company will not in the future be required to defend its products or services in such proceedings against claims of century compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

     As of the date of this filing, the Company has not experienced any year 2000 issues involving its internal use information systems. However, there is no assurance that such century compliance problems will not arise, and if so that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains a short-term investment portfolio consisting of federal agency debt obligations. These available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity, and therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

     The Company's current line of credit facility with a commercial bank provides for borrowings that bear interest at LIBOR plus 2.25%. The Company had no borrowings outstanding under this line of credit at March 31, 2000. The Company currently believes that the effect, if any, of changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   28
Consolidated Balance Sheets as of March 31, 2000 and 1999...   29
Consolidated Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998.............................   30
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2000, 1999 and 1998.................   31
Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998.............................   32
Notes to Consolidated Financial Statements..................   33

     See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations" for supplementary financial information required by Item 302 of Regulation S-K.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TALX Corporation:

     We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TALX Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                          KPMG LLP

St. Louis, Missouri
May 5, 2000

                       TALX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                     MARCH 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,276    $    267
  Short-term investments....................................       3,015          --
  Accounts receivable, net..................................       7,980       6,552
  Inventories...............................................         832       1,262
  Work in progress, less progress billings..................       2,684       3,170
  Prepaid expenses and other current assets.................       2,404       1,299
  Deferred tax assets, net..................................         624         235
                                                                --------    --------
     Total current assets...................................      20,815      12,785
Property and equipment, net.................................       4,992       5,856
Capitalized software development costs, net of amortization
  of $4,762 in 2000 and $3,089 in 1999......................       3,401       3,822
Net assets of business held for sale........................          --         859
Deferred tax assets, net....................................          --       1,021
Other assets................................................         925         221
                                                                --------    --------
                                                                $ 30,133    $ 24,564
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    803    $  1,075
  Accrued expenses and other liabilities....................       2,824       1,681
  Progress billings in excess of work in progress...........         931         588
  Deferred revenue..........................................       1,099       1,125
                                                                --------    --------
     Total current liabilities..............................       5,657       4,469
  Deferred tax liabilities, net.............................       1,168          --
                                                                --------    --------
     Total liabilities......................................       6,825       4,469
                                                                --------    --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares and no shares issued or outstanding at March 31,
     2000 and 1999..........................................          --          --
  Common stock, $.01 par value; authorized 30,000,000
     shares, issued and outstanding 5,616,448 shares at
     March 31, 2000 and 5,505,017 shares at March 31,
     1999...................................................          56          55
  Additional paid-in capital................................      23,978      23,478
  Accumulated deficit.......................................        (726)     (3,432)
  Treasury stock, at cost, no shares at March 31, 2000 and
     948 shares at March 31, 1999...........................          --          (6)
                                                                --------    --------
     Total stockholders' equity.............................      23,308      20,095
                                                                --------    --------
                                                                $ 30,133    $ 24,564
                                                                ========    ========

     See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 2000, 1999, AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                         MARCH 31,
                                                            -----------------------------------
                                                              2000         1999         1998
                                                            ---------    ---------    ---------
Revenues:
  The Work Number.......................................    $  12,328    $   9,109    $   4,270
  Application services..................................        7,993        5,126        2,925
  Customer premises systems.............................       10,835       10,948        9,886
  Maintenance and support...............................        4,876        4,920        4,192
                                                            ---------    ---------    ---------
     Total revenues.....................................       36,032       30,103       21,273
                                                            ---------    ---------    ---------
Cost of revenues:
  The Work Number.......................................        3,973        3,138        1,807
  Application services..................................        4,460        3,225        2,010
  Customer premises systems.............................        8,388        7,874        5,967
  Maintenance and support...............................        1,367        1,545        1,325
                                                            ---------    ---------    ---------
     Total cost of revenues.............................       18,188       15,782       11,109
                                                            ---------    ---------    ---------
     Gross margin.......................................       17,844       14,321       10,164
                                                            ---------    ---------    ---------
Operating expenses:
  Selling and marketing.................................        7,820        8,339        7,952
  General and administrative............................        5,477        4,853        3,496
  Restructuring charge..................................           --          496           --
                                                            ---------    ---------    ---------
     Total operating expenses...........................       13,297       13,688       11,448
                                                            ---------    ---------    ---------
     Operating income (loss)............................        4,547          633       (1,284)
                                                            ---------    ---------    ---------
Other income (expense):
  Interest income.......................................           85           55          237
  Interest expense......................................           (4)         (57)          (2)
  Other, net............................................            1           10          (77)
                                                            ---------    ---------    ---------
     Total other income (expense), net..................           82            8          158
                                                            ---------    ---------    ---------
     Earnings (loss) from continuing operations before
       income tax expense (benefit).....................        4,629          641       (1,126)
Income tax expense (benefit)............................        1,862          239         (416)
                                                            ---------    ---------    ---------
  Earnings (loss) from continuing operations............        2,767          402         (710)
                                                            ---------    ---------    ---------
Discontinued operations:
  Gain (loss) on disposal of discontinued operations,
     net of income taxes................................          117           --         (374)
                                                            ---------    ---------    ---------
  Net earnings (loss)...................................    $   2,884    $     402    $  (1,084)
                                                            =========    =========    =========
Basic earnings (loss) per share:
  Earnings (loss) from continuing operations............    $     .50    $     .07    $    (.13)
  Gain (loss) on disposal of discontinued operations....          .02           --         (.07)
                                                            ---------    ---------    ---------
     Net earnings (loss)................................    $     .52    $     .07    $    (.20)
                                                            =========    =========    =========
Diluted earnings (loss) per share:
  Earnings (loss) from continuing operations............    $     .49    $     .07    $    (.13)
  Gain (loss) on disposal of discontinued operations....          .02           --         (.07)
                                                            ---------    ---------    ---------
     Net earnings (loss)................................    $     .51    $     .07    $    (.20)
                                                            =========    =========    =========
Weighted average number of shares outstanding --basic...    5,559,972    5,401,345    5,291,381
Weighted average number of shares
  outstanding -- diluted................................    5,657,612    5,519,435    5,291,381

     See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 2000, 1999, AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  RETAINED
                                                   ADDITIONAL     EARNINGS                    TOTAL
                                         COMMON     PAID-IN     (ACCUMULATED   TREASURY   STOCKHOLDERS'
                                          STOCK     CAPITAL       DEFICIT)      STOCK        EQUITY
                                         -------   ----------   ------------   --------   -------------
Balance at March 31, 1997..............  $    53    $23,036       $(2,686)     $    --       $20,403
Issuance of 17,676 shares of common
  stock upon exercise of stock
  options..............................       --         48            --           --            48
Issuance of 34,901 shares of common
  stock under employee stock purchase
  plan.................................       --        141            --           --           141
Net loss...............................       --         --        (1,084)          --        (1,084)
                                         -------    -------       -------      -------       -------
Balance at March 31, 1998..............       53     23,225        (3,770)          --        19,508
Repurchase of 41,587 shares of common
  stock................................       --         --            --         (234)         (234)
Issuance of 40,033 shares of common
  stock and 10,855 shares of treasury
  stock upon exercise of stock
  options..............................        1        134           (44)          56           147
Issuance of 31,470 shares of common
  stock and 29,784 shares of treasury
  stock under employee stock purchase
  plan.................................       --        120           (20)         172           272
Issuance of 117,482 shares of common
  stock upon exercise of warrants......        1         (1)           --           --            --
Net earnings...........................       --         --           402           --           402
                                         -------    -------       -------      -------       -------
Balance at March 31, 1999..............       55     23,478        (3,432)          (6)       20,095
Repurchase of 58,500 shares of common
  stock................................       --         --            --         (481)         (481)
Issuance of 61,065 shares of common
  stock and 41,598 shares of treasury
  stock upon exercise of stock
  options..............................        1        271          (143)         329           458
Issuance of 29,959 shares of common
  stock and 17,850 shares of treasury
  stock under employee stock purchase
  plan.................................       --        229           (35)         158           352
Issuance of 20,407 shares of common
  stock upon exercise of warrants......       --         --            --           --            --
Net earnings...........................       --         --         2,884           --         2,884
                                         -------    -------       -------      -------       -------
Balance at March 31, 2000..............  $    56    $23,978       $  (726)     $    --       $23,308
                                         =======    =======       =======      =======       =======

     See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2000, 1999, AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Cash flows from operating activities:
  Net earnings (loss)....................................    $  2,884    $    402    $ (1,084)
  Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.......................       3,986       3,071       2,556
     Discontinued operations, net........................         859         298        (450)
     Deferred taxes......................................       1,800         239        (651)
     Change in assets and liabilities:
       Accounts receivable...............................      (1,428)        (50)       (373)
       Inventories.......................................         430         190         (74)
       Work in progress, less progress billings, net.....         486      (1,250)        392
       Prepaid expenses and other current assets.........      (1,105)       (545)        (20)
       Income tax refund receivable......................          --          14         181
       Other assets......................................        (704)        (66)         64
       Accounts payable..................................        (272)       (703)        633
       Accrued expenses and other liabilities............       1,143         (21)        230
       Progress billings in excess of work in progress,
          net............................................         343         412         141
       Deferred revenue..................................         (26)        168         (24)
                                                             --------    --------    --------
          Net cash provided by operating activities......       8,396       2,159       1,521
                                                             --------    --------    --------
Cash flows from investing activities:
  Additions to property and equipment....................        (883)     (3,399)     (2,302)
  Capitalized software development costs.................      (1,818)     (1,557)     (2,294)
  Proceeds from maturity of short-term investments.......          --          --       4,117
  Purchases of short-term investments....................      (3,015)         --          --
                                                             --------    --------    --------
          Net cash used in investing activities..........      (5,716)     (4,956)       (479)
                                                             --------    --------    --------
Cash flows from financing activities:
  Payments on capitalized lease obligations..............          --          --         (36)
  Issuance of common stock...............................         810         419         189
  Repurchase of common and preferred stock...............        (481)       (234)         --
                                                             --------    --------    --------
          Net cash provided by financing activities......         329         185         153
                                                             --------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents..................................       3,009      (2,612)      1,195
Cash and cash equivalents at beginning of year...........         267       2,879       1,684
                                                             --------    --------    --------
Cash and cash equivalents at end of year.................    $  3,276    $    267    $  2,879
                                                             ========    ========    ========

     See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

     TALX Corporation ("TALX" or the "Company") provides interactive Web, interactive voice response ("IVR"), computer telephony integration ("CTI") software and services to large organizations such as Fortune 500 companies and federal government agencies. The Company's services and software enable an organization's employees, customers, vendors and business partners ("Users") to access, input and update information without human assistance. The Company's services and software enhance service levels, improve productivity and reduce costs by enabling Users to perform self-service transactions. Historically, the Company has designed and implemented "tailored" systems that provide an organization's Users with access to databases of information relating to that organization.

     The Work Number(R) is a national service providing automated access to information from multiple organizations. The Work Number provides automated responses to requests by mortgage lenders or other verifiers for confirmation of employment information about a participating employer's current and former employees.

     Tailored software and services are offered by TALX to its clients either installed on customers' premises or on an outsourced services basis. The Company has provided tailored software and services installed at customers' premises since the early 1980s. In 1993, the Company introduced its application services business (formerly referred to as outsourced services) which allows a client to realize the benefits of the Company's software and services without incurring the administrative or maintenance responsibilities of operating such a system. For application services clients, the Company maintains the client's database on a system at the Company's facilities, where incoming requests for access to the information are received.

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

(d) Short-term Investments

     Short-term investments at March 31, 2000, consist of U.S. government agency debt instruments. The Company classifies its debt and marketable equity securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. All of the Company's securities were classified as available-for-sale at March 31, 2000. Interest income is recognized when earned. Debt securities classified as available-for-sale are stated at market value. There were no short-term investments at March 31, 1999.

(e) Inventories

     Inventories are stated at the lower of cost (average) or market. Inventories consist primarily of hardware and spare parts.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

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

(g) Product Development and Capitalized Software Development Costs

     Product development costs are charged to operations as incurred. Software development costs are expensed as incurred until technological feasibility is achieved, after which they are capitalized on a product-by-product basis. Amortization of capitalized software development costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software development costs starts when the product is available for general release to clients.

(h) Revenue Recognition, Work in Progress and Progress Billings

     Revenues from The Work Number are recognized from fees charged to Users for verifications of employment history and salary and from employer conversion and maintenance fees. Prior to April 1, 1998, customer premises systems revenue was generally recognized upon shipment of the system. For all transactions entered into subsequent to April 1, 1998, the Company has adopted the American Institute of CPA's Statement of Position 97-2 ("SOP 97-2"). Under SOP 97-2, the Company recognizes hardware and software license revenue upon shipment. Revenues for customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Application services revenue is recognized as the services are provided. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred maintenance revenue represents the unearned portion of maintenance fees.

(i) Concentration of Credit Risk

     The Company sells its software and services in a variety of industries. No client represented over 10% of revenues in fiscal 1998, 1999 or 2000. The Company performs periodic credit evaluations of its clients' financial condition and generally does not require collateral; however, it maintains a security interest in hardware until payment is received. Credit losses from clients have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

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

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

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

(n) Net Earnings (Loss) Per Share

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

(2) RESTRUCTURING CHARGE

     During the quarter ended December 31, 1998, the Company reorganized its sales and delivery operations and refocused its product line, related to its customer premises systems line of business. In conjunction with the reorganization, the Company reduced its workforce by approximately 8% and closed certain regional sales offices. As a result of these actions, the Company incurred restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs. These items are reflected in the line item "restructuring charge" on the statement of operations and $0 and $159,000 are reflected in accrued expenses on the balance sheet at March 31, 2000 and 1999, respectively.

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

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

net of tax, in the amount of $550,000 and $374,000, respectively. No additional provision for loss was necessary as of March 31, 1999.

     Effective March 31, 2000, the Company sold all of the assets, net of liabilities, of the database services business to WPZ Holdings, Inc., the parent company of one of the division's largest customers. The sales price was $1,273,000, which represented the current book value of the net assets sold. The Company realized pre-tax and after-tax gains of $187,000 and $117,000, respectively. While the effective date of the transaction was March 31, 2000, cash settlement occurred April 5, 2000. At March 31, 2000, the receivable for the sales price is included in prepaid expenses and other current assets.

     The Company has classified the database business as a discontinued operation and has reclassified the prior period's statements of operations to reflect this change.

     Summary balance sheet data of the database business as of March 31, 2000 and 1999 is as follows:

                                                                   MARCH 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                                                                 (IN THOUSANDS)
Current assets..............................................    $   --    $  901
Property and equipment, net.................................        --       407
Other assets................................................        --        63
                                                                ------    ------
  Total assets..............................................        --     1,371
Current liabilities, including provision for loss of $39 in
  1999......................................................        --       512
                                                                ------    ------
Net assets of business held for sale........................    $   --    $  859
                                                                ======    ======

     The results of operations for the database business for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                                        MARCH 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Revenues....................................................    $4,800    $4,075    $4,284
                                                                ======    ======    ======
Gain (loss) on disposal.....................................       187        --      (592)
Income tax expense (benefit)................................        70        --      (218)
                                                                ------    ------    ------
  Gain (loss) on disposal, net..............................       117        --      (374)
                                                                ------    ------    ------
  Net earnings (loss).......................................    $  117    $   --    $ (374)
                                                                ======    ======    ======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

(4) ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                   MARCH 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                                                                 (IN THOUSANDS)
Accounts receivable.........................................    $8,350    $6,707
Less allowance for doubtful accounts........................       370       155
                                                                ------    ------
                                                                $7,980    $6,552
                                                                ======    ======

     Billings to customers are made in accordance with the terms of the individual contracts.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 RANGE OF
                                                                ESTIMATED          MARCH 31,
                                                               USEFUL LIVES    -----------------
                                                                (IN YEARS)      2000       1999
                                                               ------------    -------    ------
                                                                                (IN THOUSANDS)
Computer equipment.........................................         3-5        $ 6,510    $5,724
Office furniture and equipment.............................        5-10          1,339     1,310
Leasehold improvements.....................................        3-10          3,206     3,138
                                                                               -------    ------
                                                                                11,055    10,172
Less accumulated depreciation and amortization.............                      6,063     4,316
                                                                               -------    ------
                                                                               $ 4,992    $5,856
                                                                               =======    ======

(6) PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Product development costs and amortization of capitalized software development costs for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                                        MARCH 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Product development costs charged to general and
  administrative expenses...................................    $   --    $  588    $  322
                                                                ======    ======    ======
Amortization of capitalized software development costs......    $2,239    $1,573    $1,558
                                                                ======    ======    ======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

(7) ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities for the years ended March 31, 2000 and 1999 consist of the following:

                                                                    MARCH 31,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
                                                                  (IN THOUSANDS)
Accrued compensation and benefits...........................    $ 1,864    $   736
Other.......................................................        960        945
                                                                -------    -------
                                                                $ 2,824    $ 1,681
                                                                =======    =======

(8) FINANCING ARRANGEMENTS

     The Company has a $5,000,000 line of credit facility with a commercial bank. Outstanding borrowings, if any, will bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory. During the fiscal year ended March 31, 2000, the average outstanding borrowings under this facility were $51,000, with a maximum balance outstanding of $471,000. There was no outstanding balance at March 31, 2000.

(9) LEASES

     The Company has noncancellable operating leases, primarily for office space and office equipment, that expire through fiscal 2006 and provide for purchase or renewal options.

     Total rent expense for operating leases, including contingent rentals, was $1,063,000, $932,000, and $708,000 in 2000, 1999 and 1998, respectively.

     Future minimum lease payments under noncancellable operating leases as of March 31, 2000 are as follows:

                                                              (IN THOUSANDS)
Fiscal Year:
  2001......................................................      $1,030
  2002......................................................         959
  2003......................................................         597
  2004......................................................         117
  2005......................................................          90
  Thereafter................................................          54
                                                                  ------
     Total minimum lease payments...........................      $2,847
                                                                  ======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

(10) INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                          MARCH 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Current:
  Federal...................................................    $    52    $    --    $    --
  State and local...........................................         10         --         --
Deferred:
  Federal...................................................      1,510        209       (383)
  State and local...........................................        290         30        (33)
                                                                -------    -------    -------
     Income tax expense (benefit) before discontinued
       operations...........................................      1,862        239       (416)
Discontinued operations.....................................         70         --       (218)
                                                                -------    -------    -------
       Total income tax expense (benefit)...................    $ 1,932    $   239    $  (634)
                                                                =======    =======    =======

     Income tax expense (benefit) differed from the amounts computed by applying the federal income tax rate of 34% to earnings (loss) from continuing operations before income tax expense (benefit) as a result of the following:

                                                                        MARCH 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Computed "expected" tax expense (benefit)...................    $1,574    $  218    $ (383)
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of federal income tax
     benefit................................................       198        20       (22)
  Other, net................................................        90         1       (11)
                                                                ------    ------    ------
                                                                $1,862    $  239    $ (416)
                                                                ======    ======    ======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are presented below:

                                                                   MARCH 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................    $  142    $  115
  Valuation allowance on inventory..........................        65        27
  Accrual for compensated absences..........................        49        40
  Accrual for loss on discontinued operations...............        --        14
  Differences in expense recognition methods................       139        --
  Differences in depreciation and amortization..............       142        41
  Restructuring charge and other reserves...................        --       160
  Net operating loss and tax credit carryforwards...........       240     2,308
                                                                ------    ------
     Total deferred tax assets..............................       777     2,705
                                                                ------    ------
Deferred tax liabilities:
  Differences in capitalized software development cost
     methods................................................     1,310     1,414
  Differences in expense recognition methods................        11        20
  Differences in depreciation and amortization..............        --        15
                                                                ------    ------
     Total deferred tax liabilities.........................     1,321     1,449
                                                                ------    ------
     Net deferred tax assets (liabilities)..................    $ (544)   $1,256
                                                                ======    ======

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Certain net operating loss carryforwards are available to offset future taxable income. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $72,000 prior to the expiration of the net operating loss carryforwards in 2013. Taxable income (loss) of the Company for the years ended March 31, 2000, 1999 and 1998 was $5,860,000, $624,000 and
$(3,294,000), respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

     At March 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $72,000, which are available to offset future federal taxable income, if any, through 2013. In addition, the Company has alternative minimum tax credit carryforwards of approximately $200,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(11) STOCKHOLDERS' EQUITY

     TALX has adopted an incentive stock option plan for employees which provides for the issuance of a maximum of 930,000 shares of common stock. Options are granted by the Board of Directors at prices not less

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

than fair market value as of the date of the grant. Certain options are 100% vested upon grant. The remaining options vest 20% per year and expire six to 10 years after the date of the grant.

     Activity under the plans for the three years ended March 31, 2000 is as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                                -------    --------------
Outstanding at March 31, 1997...............................    341,211        $4.62
Granted -- 1998.............................................     53,700         4.98
Cancelled -- 1998...........................................    (18,774)        5.11
Exercised -- 1998...........................................    (17,676)        2.24
                                                                -------
Outstanding at March 31, 1998...............................    358,461        $4.72
Granted -- 1999.............................................    319,000         5.56
Cancelled -- 1999...........................................    (73,514)        5.49
Exercised -- 1999...........................................    (53,743)        3.52
                                                                -------
Outstanding at March 31, 1999...............................    550,204        $5.22
Granted -- 2000.............................................    189,200         8.37
Cancelled -- 2000...........................................    (35,220)        6.66
Exercised -- 2000...........................................    (99,808)        4.46
                                                                -------
Outstanding at March 31, 2000...............................    604,376        $6.22
                                                                =======

     TALX has adopted a stock option plan for outside directors which provides for the issuance of a maximum of 80,000 shares of common stock. Options are granted in the amount of 1,500 shares each to outside directors at prices not less than fair market value as of the date of the grant, which is April 1 of each year. The options vest one year from the date of grant. Options outstanding amount to 12,000 and 18,000 at March 31, 1999 and 2000, respectively.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been impacted by an immaterial amount (less than $.01 per share). The effect for fiscal 1999 would be to reduce net earnings by $235,000 or $.04 per share, based on the weighted average fair value of options granted of $3.10 per option. The effect for fiscal 2000 would be to reduce net earnings by $156,000 or $.03 per share, based on the weighted average fair value of options granted of $8.37 per option.

     The Company made calculations under SFAS No. 123 reflecting only options granted in fiscal 1998, 1999 and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six to 10 years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for fiscal 2000, 1999 and 1998 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 86%, 65% and 85% in fiscal 2000, 1999 and 1998, respectively; risk-free interest rate of 6.00%, 5.00% and 6.19% in fiscal 2000, 1999 and 1998, respectively; expected life of 4.5, 4.5 and six years in fiscal 2000, 1999 and 1998, respectively; and an expected dividend yield of 0.0% in all periods.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 1999

                                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                ---------------------------------------------   ---------------------------
                                            WEIGHTED AVERAGE
                                               REMAINING          WEIGHTED                      WEIGHTED
                                NUMBER OF   CONTRACTUAL LIFE      AVERAGE       NUMBER OF       AVERAGE
RANGE OF EXERCISE PRICE          SHARES         (YEARS)        EXERCISE PRICE    SHARES      EXERCISE PRICE
-----------------------         ---------   ----------------   --------------   ---------    --------------
$3.85 -- 4.46................    101,128           1.2             $ 3.89         87,118         $3.87
$4.46 -- 5.95................    187,500           7.9             $ 5.26         43,300         $5.20
$5.95 -- 7.44................    147,748           6.5             $ 6.51         44,838         $6.70
$7.44 -- 8.93................    145,000           8.7             $ 7.88          8,500         $7.66
$10.41 -- 11.90..............     15,000           9.6             $11.00              0         $0.00
$11.90 -- 13.39..............      3,000           9.8             $13.38              0         $0.00
$13.39 -- 14.38..............      5,000           9.8             $14.38              0         $0.00
                                 -------                                         -------
                                 604,376                                         183,756
                                 =======                                         =======

     During fiscal 1997, shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP), which was amended in 1998. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Of the 200,000 shares of common stock shares reserved for the ESPP, there were 52,751 shares remaining at March 31, 2000, with 47,809, 61,254 and 34,901 shares issued in fiscal 2000, 1999 and 1998, respectively.

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

(13) EMPLOYEE BENEFIT PLAN

     The Company sponsors a profit-sharing/401(k) plan. The plan covers substantially all of the Company's employees. The Company makes contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. Total expense under the plan for the years ended March 31, 2000, 1999 and 1998 was $219,000, $197,000 and $146,000, respectively.

(14) COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain litigation matters arising in the normal course of business. In the opinion of Company management, these matters will not have a material adverse effect on the accompanying consolidated financial statements.

(15) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for interest totaled $4,000, $57,000 and $2,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company is contained under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Director Compensation" included in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is contained under the captions "Common Stock Ownership of Directors, Nominees, and Officers" and "Common Stock Ownership of Certain Beneficial Owners," included in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions," included in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

     (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended March 31, 2000.

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

Date: June 28, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           /s/ WILLIAM W. CANFIELD             Chairman, President,                 June 28, 2000
---------------------------------------------  Chief Executive Officer and
             William W. Canfield               Director
                                               (Principal Executive Officer)

             /s/ RICHARD F. FORD               Director                             June 28, 2000
---------------------------------------------
               Richard F. Ford

            /s/ CRAIG E. LABARGE               Director                             June 28, 2000
---------------------------------------------
              Craig E. LaBarge

            /s/ EUGENE M. TOOMBS               Director                             June 28, 2000
---------------------------------------------
              Eugene M. Toombs

             /s/ M. STEVE YOAKUM               Director                             June 28, 2000
---------------------------------------------
               M. Steve Yoakum

             /s/ CRAIG N. COHEN                Chief Financial Officer              June 28, 2000
---------------------------------------------
               Craig N. Cohen

             /s/ L. KEITH GRAVES               Principal Accounting Officer         June 28, 2000
---------------------------------------------
               L. Keith Graves

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 2.1*      Agreement and Plan of Merger, dated as of July 15, 1996, by and between the Company And Intech Group Inc. +
 3.1****   Restated Articles of Incorporation of the Company, as
           amended
 3.2       Intentionally Omitted
 3.3*      Bylaws of the Company
 4.1       See Exhibits 3.1 and 3.2
 4.2****   Warrant Agreement dated as of October 22, 1996 among the
           Company, First Albany Corporation and Principal Financial
           Securities, Inc.
10.1*      TALX Corporation 1988 Incentive Stock Option Plan ++
10.2*      Form of Incentive Stock Option Agreement ++
10.3*      TALX Corporation Amended and Restated 1994 Stock Option
           Plan ++
10.4*      Form of Non-Qualified Stock Option Agreement ++
10.5       Intentionally Omitted
10.6*      TALX Corporation Outside Directors' Stock Option Plan ++
10.7*****  Form of Director Stock Option Agreement
10.8       Intentionally Omitted
10.9       Intentionally Omitted
10.10*     Lease dated March 28, 1996 by and between the Company and
           Stephen C. Murphy, Thomas W. Holley, Arthur S. Margulis and
           Samuel B. Murphy, Trustee of the Samuel B. Murphy Revocable
           Living Trust UTA 1/9/91, dba "Adie Road Partnership"
10.11**    Lease dated August 23, 1993 by and between the Prudential
           Insurance Company of America, a New Jersey corporation and
           EKI Incorporated
10.12*     Registration Rights Agreement dated March 15, 1994 among the
           Company, Intech Group Inc. and Intech Partners, L.P.
10.13**    Amended and Restated Preferred Stock Purchase Agreement
           dated December 23, 1988 Among the Company, MiTek Industries,
           Inc., Intech Group Inc., Gateway Venture, Zinsmeyer Trusts
           Partnership, and Missouri Venture Partners, L.P.
10.14**    Securities Purchase Agreement dated November 28, 1990 among the Company, MiTek Industries, Inc., Intech Group Inc.,
           Gateway Venture Partners II, L.P., and Zinsmeyer Trusts
           Partnership
10.15*     Amendment and Waiver Agreement dated as of July 28, 1996
           between the Company, Intech Group, Inc., Intech Partners,
           L.P., MiTek Industries, Inc., Gateway Venture Partners II,
           L.P., Zinsmeyer Trusts Partnership and the Missouri State
           Employee's Retirement System.
10.16      Intentionally Omitted
10.17      Intentionally Omitted
10.18      Intentionally Omitted
10.19*     Debenture Purchase Agreement dated May 11, 1990 among the
           Company, Intech Group, Inc., MiTek Industries, Inc., Gateway
           Venture Partners II, L.P., Zinsmeyer Trusts Partnership, H.
           Richard and Gloria Grodsky, W. Gary and Debra Lowe, Michael
           and Della Smith and John E. and Janet B. Tubbesing
10.20      Intentionally Omitted
10.21***   Employment Agreement between TALX Corporation and Mr.
           Canfield ++

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.22      Intentionally Omitted
10.23***   Employment Agreement between TALX Corporation and Mr.
           Smith ++
10.24***   Employment Agreement between TALX Corporation and Mr.
           Cohen ++
10.25      Southwest Bank Line of Credit Note 11.1 Statement re
           Computation of Per Share Earnings
11.1       Statement re Computation of Per Share Earnings
21.1*      Subsidiaries of the Company
23.1       Consent of KPMG LLP
27.1       Financial Data Schedule

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