Form 10-Q
period 2000-06-30
TALX CORP
filed 2000-07-28
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000 or

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

                                 (314) 214-7000

                             (Registrant"s telephone
                          number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of July 24, 2000 there were 5,635,096 shares of the Registrant"s Common Stock outstanding.

Exhibit Index is on page 13.

                        TALX CORPORATION AND SUBSIDIARIES

                              FINANCIAL INFORMATION


                                                                                                     PAGE NO.
                                                                                                     --------
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000
                  and March 31, 2000                                                                    3

                  Consolidated Statements of Earnings for the Three Months Ended
                  June 30, 2000 and 1999                                                                4

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  June 30, 2000 and 1999                                                                5

                  Notes to Consolidated Financial Statements                                            6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                      7-10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                           10

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                    11

Item 2.           Changes in Securities and Use of Proceeds                                            11

Item 3.           Defaults Upon Senior Securities                                                      11

Item 4.           Submission of Matters to a Vote of Securities Holders                                11

Item 5.           Other Information                                                                    11

Item 6.           Exhibits and Reports on Form 8-K                                                     11

Signatures                                                                                             12


                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                                           June 30,           March 31,
                                                                                             2000                2000
                                                                                       ----------------   -----------------
                                                                                          (unaudited)
                                              ASSETS
                                              ------
Current assets:
    Cash and cash equivalents                                                          $       4,012      $        3,276
    Short-term investments                                                                     3,000               3,015
    Trade receivables, net                                                                     7,062               7,980
    Inventories                                                                                  915                 832
    Work in progress, less progress billings                                                   3,074               2,684
    Prepaid expenses and other current assets                                                  1,205               2,404
    Deferred tax assets, net                                                                     476                 624
                                                                                       -------------      --------------
       Total current assets                                                                   19,744              20,815
Property and equipment, net                                                                    5,605               5,777
Capitalized software development costs, net                                                    3,583               3,401
Other assets                                                                                     128                 140
                                                                                       --------------     ---------------
                                                                                       $      29,060      $       30,133
                                                                                       ==============     ===============


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
    Accounts payable                                                                   $         925      $          803
    Accrued expenses and other liabilities                                                       929               2,737
    Income taxes payable                                                                         196                  87
    Progress billings in excess of work in progress                                            1,123                 931
    Deferred revenue                                                                             919               1,099
                                                                                       --------------     ---------------
       Total current liabilities                                                               4,092               5,657
Deferred tax liabilities, net                                                                  1,238               1,168
                                                                                       --------------     ---------------
       Total liabilities                                                                       5,330               6,825
                                                                                       --------------     ---------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at June 30, and March 31, 2000                              -                   -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 5,635,096 shares at June 30, 2000
       and 5,616,448 shares at March 31, 2000                                                     56                  56
    Additional paid-in capital                                                                24,060              23,978
    Accumulated deficit                                                                         (347)               (726)
    Accumulated other comprehensive income:
       Unrealized gain (loss) on securities classified
          as available for sale, net of tax of $2                                                 (4)                  -
    Treasury stock, at cost, 2,427 shares at June 30, 2000, and
       no shares at March 31, 2000                                                               (35)                  -
                                                                                       --------------     ---------------
          Total stockholders' equity                                                          23,730              23,308
                                                                                       --------------     ---------------
                                                                                       $      29,060      $       30,133
                                                                                       ==============     ===============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)



                                                                                        Three Months Ended June 30,
                                                                                    -------------------------------------
                                                                                         2000               1999
                                                                                    ----------------  -----------------
Revenues:
    The Work Number                                                                 $         4,132   $          2,635
    Application services                                                                      2,061              1,155
    Customer premises systems                                                                 2,127              3,151
    Maintenance and support                                                                   1,142              1,262
                                                                                    ----------------  -----------------
       Total revenues                                                                         9,462              8,203
                                                                                    ----------------  -----------------
Cost of revenues:
    The Work Number                                                                           1,291                905
    Application services                                                                      1,305                722
    Customer premises systems                                                                 1,950              2,179
    Maintenance and support                                                                     340                337
                                                                                    ----------------  -----------------
       Total cost of revenues                                                                 4,886              4,143
                                                                                    ----------------  -----------------
       Gross margin                                                                           4,576              4,060
                                                                                    ----------------  -----------------
Operating expenses:
    Selling and marketing                                                                     2,055              1,883
    General and administrative                                                                1,368              1,384
                                                                                    ----------------  -----------------
       Total operating expenses                                                               3,423              3,267
                                                                                    ----------------  -----------------
       Operating income                                                                       1,153                793
                                                                                    ----------------  -----------------
Other income (expense), net:
    Interest income                                                                             121                  4
    Interest expense                                                                              -                 (1)
                                                                                    ----------------  -----------------
       Total other income (expense), net                                                        121                  3
                                                                                    ----------------  -----------------
       Earnings before income tax expense                                                     1,274                796
Income tax expense                                                                              533                310
                                                                                    ----------------  -----------------
Net earnings                                                                        $           741   $            486
                                                                                    ================  =================


                                                                                    ----------------  -----------------
Basic earnings per share                                                            $          0.13   $           0.09
                                                                                    ================  =================
Diluted earnings per share                                                          $          0.13   $           0.09
                                                                                    ================  =================

Weighed average number of shares outstanding - basic                                      5,614,041          5,528,707
                                                                                    ================  =================
Weighed average number of shares outstanding - diluted                                    5,755,542          5,607,278
                                                                                    ================  =================

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                                                Three Months Ended June 30,
                                                                                             -----------------------------------
                                                                                                   2000              1999
                                                                                             ----------------- -----------------
Cash flows from operating activities:
    Net earnings                                                                             $            741  $            486
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                                                 1,157               975
          Net assets of business held for sale                                                              -              (160)
          Deferred taxes                                                                                  218               310
          Change in assets and liabilities:
             Trade receivables                                                                            918              (422)
             Inventories                                                                                  (83)              171
             Work in progress in excess of progress billings                                             (390)             (887)
             Prepaid expenses and other current assets                                                  1,199               145
             Other assets                                                                                  12               (20)
             Accounts payable                                                                             122               (98)
             Accrued expenses and other liabilities                                                    (1,808)             (610)
             Income taxes payable                                                                         111                 -
             Progress billings in excess of work in progress, net                                         192               470
             Deferred revenue                                                                            (180)              (84)
                                                                                             ----------------- -----------------
                Net cash provided by operating activities                                               2,209               276
                                                                                             ----------------- -----------------
Cash flows from investing activities:
    Additions to property and equipment                                                                  (373)             (142)
    Capitalized software development costs                                                               (785)             (285)
                                                                                             ----------------- -----------------
                Net cash used in investing activities                                                  (1,158)             (427)
                                                                                             ----------------- -----------------
Cash flows from financing activities:
    Issuance of common stock                                                                              388               245
    Purchases of treasury stock                                                                          (703)             (273)
    Borrowings under note payable                                                                           -               114
                                                                                             ----------------- -----------------
                Net cash provided by (used in) financing activities                                      (315)               86
                                                                                             ----------------- -----------------
                Net increase (decrease) in cash and cash equivalents                                      736               (65)
Cash and cash equivalents at beginning of period                                                        3,276               267
                                                                                             ----------------- -----------------
Cash and cash equivalents at end of period                                                   $          4,012  $            202
                                                                                             ================= =================

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 2000 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended March 31, 2000.

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

3.       RECLASSIFICATIONS
         Certain balances as of March 31, 2000 have been reclassified to conform with the current period presentation.

4.       COMPREHENSIVE INCOME
         Comprehensive income for the three months ended June 30, 2000 and 1999 was $737,000 and $486,000, respectively. The difference between comprehensive income and net income for the three months ended June 30, 2000 arose from unrealized holding losses on the Company's debt securities portfolio. There was no difference between comprehensive income and net income for the three months ended June 30, 1999.

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

This Form 10-Q contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward looking statements as a result of risks facing the Company. Such risks include, but are not limited to, (1) the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, (2) risk of uncertainty regarding possible applicability of the Fair Credit Reporting Act to The Work Number(R), (3) intense competition in the interactive web and interactive voice response industry, (4) risk of interruption of computer network and telephone operations, (5) risks associated with rapid technological change, and (6) risks associated with a lengthy sales cycle. See a more comprehensive description of risk factors in Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.




                                                     THREE MONTHS            PERCENTAGE CHANGE
                                                    ENDED JUNE  30,            THREE MONTHS
                                                 ---------------------         ENDED JUNE 30,
                                                 2000             1999         2000 OVER 1999
                                                 ----             ----         --------------
STATEMENT OF OPERATIONS DATA:
-----------------------------
     Revenues
         The Work Number                         43.7%             32.1%            56.8%
         Application services                    21.8              14.1             78.4
         Customer premises systems               22.4              38.4            (32.5)
         Maintenance and support                 12.1              15.4             (9.5)
                                               ------            ------
              Total revenues                    100.0             100.0             15.3
                                               ------            ------
     Cost of revenues
         The Work Number                         13.6              11.0             42.7
         Application services                    13.8               8.8             80.7
         Customer premises systems               20.6              26.6            (10.5)
         Maintenance and support                  3.6               4.1              0.9
                                               ------            ------
              Total cost of revenues             51.6              50.5             17.9
                                               ------            ------
     Gross margin                                48.4              49.5             12.7
                                               ------            ------
     Operating expenses
         Selling and marketing                   21.7              23.0              9.1
         General and administrative              14.5              16.8             (1.2)
                                               ------            ------
              Total operating expenses           36.2              39.8              4.8
                                               ------            ------
     Operating income                            12.2               9.7             45.4
     Other income (expense), net                  1.3               0.0              *
                                               ------            ------
     Earnings from continuing operations
         before income tax expense               13.5               9.7             60.1
     Income tax expense                           5.7               3.8             71.9
                                               ------            ------
     Net earnings from continuing operations      7.8%              5.9%            52.5
                                               ======            ======


     * - not meaningful.


THREE MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUES. Total revenues increased by 15.3% from $8.2 million for the three months ended June 30, 1999 to $9.5 million for the three months ended June 30, 2000. Revenues from The Work Number increased 56.8% from $2.6 million for the three months ended June 30, 1999 to $4.1 million for the three months ended June 30, 2000 due to an increase in the number of employment records, and related transaction volume, on the system, the continued expansion of marketing on a nationwide basis and an increase in pricing during the third quarter of fiscal 2000. Revenues from application services increased 78.4% from $1.2 million for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000, due primarily to the Company capitalizing on the trend of some companies to outsource their non-core functions. Revenues from customer premises systems decreased 32.5% from $3.2 million for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000. This decrease was due primarily to a shift in both the Company focus and the market from purchasing in-house systems to utilizing the Company's applications services. Revenues from maintenance and support related to the customer premises systems decreased by 9.5% from $1.3 million for the three months ended June 30, 1999 to $1.1 million for the three months ended June 30, 2000, reflecting the support provided to a slightly shrinking installed base as the Company shifts its strategy towards providing the same solutions through application services.

COST OF REVENUES. Total cost of revenues increased by 17.9%, from $4.1 million for the three months ended June 30, 1999 to $4.9 million for the three months ended June 30, 2000. Cost of revenues from The Work Number increased 42.7% from $905,000 for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30, 2000, due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue, offset by improved leveraging of such costs. Cost of revenues from application services increased by 80.7%, from $722,000 for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30, 2000. This increase in cost is due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Cost of revenues from customer premises systems decreased by 10.5%, from $2.2 million for the three months ended June 30, 1999 to $2.0 million for the three months ended June 30, 2000. This decrease in cost is related to the decrease in revenue, partially offset by higher fixed labor costs. Cost of revenues from maintenance and support related to customer premises systems increased by 0.9%, from $337,000 for the three months ended June 30, 1999 to $340,000 for the three months ended June 30, 2000, due to fixed labor costs.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by 9.1%, from $1.9 million for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000. As a percentage of revenues, such expenses decreased from 23.0% for the three months ended June 30, 1999 to 21.7% for the three months ended June 30, 2000. The increase in expense reflects the expansion of the Company's sales and marketing efforts. The decrease in percentage of revenues is due to improved leveraging of personnel and related costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained consistent at $1.4 million for the three months ended June 30, 1999 and 2000. As a percentage of revenues, such expenses decreased from 16.8% for the three months ended June 30, 1999 to 14.5% for the three months ended June 30, 2000. The decrease is due to improved leveraging of infrastructure costs.

OTHER INCOME (EXPENSE), NET. Other income (expense) improved from $3,000 of net interest income for the three months ended June 30, 1999 to $121,000 for the three months ended June 30, 2000, due to an increased level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 38.9% for the three months ended June 30, 1999 and 41.8% for the three months ended June 30, 2000. The increase in effective tax rate is due to higher state tax rates and the expiration of certain tax credit carryforwards. The Company expects that the effective rate during fiscal 2001 will be generally consistent with the June 30, 2000 effective rate.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 3.68 to 1 and 4.83 to 1 at March 31, 2000 and June 30, 2000, respectively. The Company's working capital was $15.2 million and $15.7 million at March 31, 2000 and June 30, 2000, respectively. Total working capital increased during the three months ended June 30, 2000 due to the Company's earnings for the period, offset by net stock repurchases by the Company.

The Company's accounts receivable decreased from $8.0 million at March 31, 2000 to $7.1 million at June 30, 2000. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 86% of revenues at March 31, 2000 to 75% of revenues at June 30, 2000. These decreases are due primarily to improved collections of accounts receivable.

The Company's capital expenditures, principally computer equipment, were $373,000 during the three months ended June 30, 2000. At June 30, 2000, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

In November 1998, the Company's Board of Directors authorized the Company to repurchase up to 350,000 shares of its stock in the open market over a two-year period. During the three months ended June 30, 2000 the Company repurchased 47,500 shares for $703,000. Cumulative shares repurchased amount to 147,587. Except for the 2,427 shares remaining in the treasury at June 30, 2000, all shares repurchased have been reissued to fund employee stock option exercises and employee stock purchase plan purchases.

The Company believes that its working capital, together with its anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company has a $5,000,000 line of credit facility with a commercial bank, all of which was available at June 30, 2000. Outstanding borrowings, if any, bear interest at LIBOR plus 2.25% and will be secured by accounts receivable and inventory.

The Company's net increase to capitalized software development costs was $182,000 in the first three months of fiscal 2001. This increase is due to increased labor costs and several projects gearing up for release. The Company anticipates that the capitalized software balance will decrease slightly in future periods as amortization exceeds capitalized costs.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's current line of credit facility with a commercial bank provides for borrowings that bear interest at LIBOR plus 2.25%. The Company had no borrowings outstanding under this line of credit at June 30, 2000. The Company currently believes that the effect, if any, of changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

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


                                                    TALX CORPORATION
                                                       (Registrant)


Date: July 28, 2000                         By     /s/ William W. Canfield
                                               ---------------------------------
                                                       William W. Canfield
                                                       Chairman, President and
                                                       Chief Executive Officer


Date: July 28, 2000                         By     /s/ Craig N. Cohen
                                              ----------------------------------
                                                       Craig N. Cohen
                                                       Chief Financial Officer

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