Form 10-Q
period 2000-09-30
TALX CORP
filed 2000-11-13
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000 or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from         to
                                                             ------     ------



                        Commission File Number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)



                 MISSOURI                                        43-0988805

     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

     1850 BORMAN COURT, ST. LOUIS, MO                              63146

 (Address of principal executive offices)                        (Zip Code)

                                 (314) 214-7000

                             (Registrant's telephone
                          number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No


As of October 30, 2000 there were 6,204,474 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 15.

                                TALX CORPORATION

                                                                                                 PAGE NO.
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets as of September 30, 2000
                  and March 31, 2000                                                                3

                  Statements of Operations for the Three Months and
                  Six Months Ended September 30, 2000 and 1999                                      4

                  Statements of Cash Flows for the Three Months and
                  Six Months Ended September 30, 2000 and 1999                                      5

                  Notes to Financial Statements                                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                     7-12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                        12


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                 13

Item 2.           Changes in Securities and Use of Proceeds                                         13

Item 3.           Defaults Upon Senior Securities                                                   13

Item 4.           Submission of Matters to a Vote of Securities Holders                             13

Item 5.           Other Information                                                                 13

Item 6.           Exhibits and Reports on Form 8-K                                                  13

Signatures                                                                                          14

                                TALX Corporation
                                 Balance Sheets
                             (dollars in thousands)

                                                                                           September 30,            March 31,
                                                                                                2000                  2000
                                                                                       --------------------  -----------------
                                               ASSETS                                        (unaudited)

Current assets:
  Cash and cash equivalents                                                                        $ 1,789            $ 3,276
  Short-term investments                                                                             4,482              3,015
  Trade receivables, net                                                                             7,770              7,980
  Inventories                                                                                          813                832
  Work in progress, less progress billings                                                           3,309              2,684
  Prepaid expenses and other current assets                                                          1,310              2,404
  Deferred tax assets, net                                                                             337                624
                                                                                       --------------------  -----------------
    Total current assets                                                                            19,810             20,815
Property and equipment, net                                                                          5,826              5,777
Capitalized software development costs, net                                                          3,767              3,401
Other assets                                                                                           125                140
                                                                                       --------------------  -----------------
                                                                                                  $ 29,528           $ 30,133
                                                                                       ====================  =================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                   $ 827              $ 803
  Accrued expenses and other liabilities                                                             1,456              2,737
  Dividends payable                                                                                    188                  -
  Income taxes payable                                                                                  64                 87
  Progress billings in excess of work in progress                                                      656                931
  Deferred revenue                                                                                     861              1,099
                                                                                       --------------------  -----------------
    Total current liabilities                                                                        4,052              5,657
Deferred tax liabilities, net                                                                        1,160              1,168
                                                                                       --------------------  -----------------

    Total liabilities                                                                                5,212              6,825
                                                                                       --------------------  -----------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares and
    no shares issued or outstanding at September 30, 2000 and March 31, 2000                             -                  -
  Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 6,204,474 shares at September 30, 2000
    and 5,616,448 shares at March 31, 2000                                                              62                 56
  Additional paid-in capital                                                                        33,945             23,978
  Accumulated deficit                                                                               (9,662)              (726)
  Accumulated other comprehensive income:
    Unrealized loss on securities classified as available for sale,
    net of tax of $9                                                                                   (13)                 -
  Treasury stock, at cost, 941 shares at September 30, 2000, and
    no shares at March 31, 2000                                                                        (16)                 -
                                                                                       --------------------  -----------------
       Total stockholders' equity                                                                    24,316             23,308
                                                                                       --------------------  -----------------
                                                                                                   $ 29,528           $ 30,133
                                                                                       ====================  =================

See accompanying notes to consolidated financial statements.

                                TALX CORPORATION
                             STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)



                                                               Three Months Ended Sept. 30,          Six Months Ended Sept. 30,
                                                            ---------------------------------    -----------------------------------
                                                                    2000               1999                 2000              1999
                                                            --------------  -----------------    -----------------   ---------------
Revenues:
    The Work Number                                         $       4,531   $          2,822     $          8,663    $        5,456
    Application services                                            2,806              2,143                4,867             3,298
    Customer premises systems                                       2,347              2,409                4,475             5,560
    Maintenance and support                                         1,113              1,280                2,255             2,542
                                                            --------------  -----------------    -----------------   ---------------
       Total revenues                                              10,797              8,654               20,260            16,856
                                                            --------------  -----------------    -----------------   ---------------
Cost of revenues:
    The Work Number                                                 1,540                916                2,831             1,821
    Application services                                            1,921              1,003                3,227             1,724
    Customer premises systems                                       1,441              2,001                3,391             4,180
    Maintenance and support                                           335                338                  675               676
                                                            --------------  -----------------    -----------------   ---------------
       Total cost of revenues                                       5,237              4,258               10,124             8,401
                                                            --------------  -----------------    -----------------   ---------------
       Gross margin                                                 5,560              4,396               10,136             8,455
                                                            --------------  -----------------    -----------------   ---------------
Operating expenses:
    Selling and marketing                                           2,144              1,939                4,198             3,822
    General and administrative                                      1,500              1,300                2,869             2,684
                                                            --------------  -----------------    -----------------   ---------------
       Total operating expenses                                     3,644              3,239                7,067             6,506
                                                            --------------  -----------------    -----------------   ---------------
       Operating income                                             1,916              1,157                3,069             1,949
                                                            --------------  -----------------    -----------------   ---------------
Other income (expense), net:
    Interest income                                                   128                  5                  249                 9
    Interest expense                                                    -                 (3)                   -                (4)
    Other, net                                                          1                  -                    1                 1
                                                            --------------  -----------------    -----------------   ---------------
       Total other income (expense), net                              129                  2                  250                 6
                                                            --------------  -----------------    -----------------   ---------------
       Earnings from continuing operations
          before income tax expense                                 2,045              1,159                3,319             1,955
Income tax expense                                                    833                445                1,366               755
                                                            --------------  -----------------    -----------------   ---------------
       Earnings from continuing operations                          1,212                714                1,953             1,200
Discontinued operations:
    Gain on disposal of discontinued operations,
       net of income taxes                                             36                  -                   36                 -

                                                            --------------  -----------------    -----------------   ---------------
Net earnings                                                $       1,248   $            714     $          1,989    $        1,200
                                                            ==============  =================    =================   ===============


Basic earnings per share:
    Earnings from continuing operations                     $        0.19   $           0.12     $           0.32    $         0.20
    Gain on disposal of discontinued operations                      0.01                  -                 0.00                 -
                                                            --------------  -----------------    -----------------   ---------------
    Net earnings                                            $        0.20   $           0.12     $           0.32    $         0.20
                                                            ==============  =================    =================   ===============

Diluted earnings per share:
    Earnings from continuing operations                     $        0.19   $           0.12     $           0.31    $         0.19
    Gain on disposal of discontinued operations                      0.01                  -                 0.00                 -
                                                            --------------  -----------------    -----------------   ---------------
    Net earnings                                            $        0.20   $           0.12     $           0.31    $         0.19
                                                            ==============  =================    =================   ===============

Weighted average number of shares outstanding - basic           6,197,864          6,089,587            6,186,654         6,085,583
                                                            ==============  =================    =================   ===============
Weighted average number of shares outstanding - diluted         6,332,181          6,176,243            6,331,639         6,172,124
                                                            ==============  =================    =================   ===============


See accompanying notes to consolidated financial statements.

                                TALX CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                                             Six Months Ended Sept. 30,
                                                                                       -----------------------------------
                                                                                                  2000              1999
                                                                                       ----------------- -----------------
Cash flows from operating activities:
    Net earnings                                                                         $        1,989     $       1,200
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                                           2,234             1,974
          Net assets of business held for sale                                                        -              (294)
          Deferred taxes                                                                            279               755
          Change in assets and liabilities:
             Trade receivables                                                                      210              (820)
             Inventories                                                                             19               258
             Work in progress in excess of progress billings                                       (625)           (1,283)
             Prepaid expenses and other current assets                                            1,094               319
             Other assets                                                                            15               (87)
             Accounts payable                                                                        24                57
             Accrued expenses and other liabilities                                              (1,281)             (584)
             Income taxes payable                                                                   (14)                -
             Progress billings in excess of work in progress, net                                  (275)              423
             Deferred revenue                                                                      (238)             (235)
                                                                                       ----------------- -----------------
                Net cash provided by operating activities                                         3,431             1,683
                                                                                       ----------------- -----------------
Cash flows from investing activities:
    Additions to property and equipment                                                          (1,190)             (544)
    Purchases of short-term investments                                                          (1,505)                -
    Capitalized software development costs                                                       (1,443)             (753)
                                                                                       ----------------- -----------------
                Net cash used in investing activities                                            (4,138)           (1,297)
                                                                                       ----------------- -----------------
Cash flows from financing activities:
    Issuance of common stock                                                                        680               317
    Purchases of treasury stock                                                                  (1,460)             (445)
                                                                                       ----------------- -----------------
                Net cash used in financing activities                                              (780)             (128)
                                                                                       ----------------- -----------------
                Net increase (decrease) in cash and cash equivalents                             (1,487)              258
Cash and cash equivalents at beginning of period                                                  3,276               267
                                                                                       ----------------- -----------------
Cash and cash equivalents at end of period                                               $        1,789     $         525
                                                                                       ================= =================

See accompanying notes to consolidated financial statements.

                                TALX CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         The balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 2000 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited financial statements as of and for the year ended March 31, 2000.

2.       EARNINGS PER SHARE
         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. All weighted average share amounts include the effect of a 10% stock dividend declared September 7, 2000 payable to shareholders of record on September 21, 2000.

3.       RECLASSIFICATIONS
         Certain balances as of March 31, 2000 have been reclassified to conform with the current period presentation.

4.       COMPREHENSIVE INCOME
         Comprehensive income was $1,239,000 and $714,000 for the three months ended September 30, 2000 and 1999, respectively and $1,976,000 and $1,200,000 for the six months ended September 30, 2000 and 1999, respectively. The difference between comprehensive income and net income for the three and six month periods ended September 30, 2000 arose from unrealized holding losses on the Company's debt securities portfolio. There were no differences between comprehensive income and net income for the three and six month periods ended September 30, 1999.

5.       SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
         During the three and six month periods ended September 30, 2000, the Company paid $923,000 and $1,126,000, respectively, for income taxes. No income taxes were paid during the three and six month periods ended September 30, 1999.

         The Company declared a $0.03 per share cash dividend, totaling $188,000, on September 7, 2000. This dividend is payable October 19, 2000.

6.       STOCKHOLDERS' EQUITY
         On September 7, 2000 the Company announced that it would pay a 10 percent stock dividend and a $0.03 per share cash dividend on October 19, 2000, to shareholders of record at the close of business on September 21, 2000. As a result of these dividends, common stock increased $6,000, additional paid-in capital increased $9.9 million and accumulated deficit increased $10.1 million during the quarter ended September 30, 2000.

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

The Company's customer premises systems business provides interactive Web, IVR and CTI software and services that enable an organization's users to access, input and update information without human assistance. The Company has adopted the American Institute of CPA's Statement of Position 97-2 ("SOP 97-2"). Under SOP 97-2, the Company recognizes hardware and software license revenue upon shipment. Revenues for customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Sales are effected through a direct sales force and in conjunction with strategic marketing alliances. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free client service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

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

This Form 10-Q contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward looking statements as a result of risks facing the Company. Such risks include, but are not limited to, (1) the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, (2) risk of uncertainty regarding possible applicability of the Fair Credit Reporting Act to The Work Number(R), (3) intense competition in the interactive web and interactive voice response industry, (4) risk of interruption of computer network and telephone operations, (5) risks associated with rapid technological change, and (6) risks associated with a lengthy sales cycle. See a more comprehensive description of risk factors in Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company disclaims any obligations or intent to update these statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's statements of operations, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.


                                                                                           PERCENTAGE INCREASE
                                                THREE MONTHS        SIX MONTHS             -------------------
                                               ENDED SEPT. 30,     ENDED SEPT. 30,    THREE MONTHS     SIX MONTHS
                                            --------------------------------------   ENDED SEPT. 30, ENDED SEPT. 30,
                                               2000      1999      2000     1999     2000 OVER 1999  2000 OVER 1999
                                               ----      ----      ----     ----     --------------  --------------
STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                       42.0%     32.6%     42.8%    32.4%          60.6%         58.8%
         Application services                  26.0      24.8      24.0     19.6           30.9          47.6
         Customer premises systems             21.7      27.8      22.1     33.0           (2.6)        (19.5)
         Maintenance and support               10.3      14.8      11.1     15.0          (13.0)        (11.3)
                                              -----     -----     -----    -----
              Total revenues                  100.0     100.0     100.0    100.0           24.8          20.2
                                              -----     -----     -----    -----
     Cost of revenues
         The Work Number                       14.3      10.6      14.0     10.8           68.1          55.5
         Application services                  17.8      11.6      15.9     10.2           91.5          87.2
         Customer premises systems             13.3      23.1      16.8     24.8          (28.0)        (18.9)
         Maintenance and support                3.1       3.9       3.3      4.0           (0.9)         (0.1)
                                              -----     -----     -----    -----
              Total cost of revenues           48.5      49.2      50.0     49.8           23.0          20.5
                                              -----     -----    ------    -----
     Gross margin                              51.5      50.8      50.0     50.2           26.5          19.9
                                              -----     -----     -----    -----
     Operating expenses
         Selling and marketing                 19.9      22.4      20.7     22.7           10.6           9.8
         General and administrative            13.9      15.0      14.2     15.9           15.4           6.9
                                              -----     -----     -----    -----
              Total operating expenses         33.8      37.4      34.9     38.6           12.5           8.6
                                              -----     -----     -----    -----
     Operating income                          17.7      13.4      15.1     11.6           65.6          57.5
     Other income (expense), net                1.2       0.0       1.2      0.0            *             *
                                              -----     -----     -----    -----
     Earnings from continuing operations
         before income tax expense             18.9      13.4      16.3     11.6           76.4          69.8
     Income tax expense                         7.7       5.1       6.7      4.5           87.2          80.9
                                              -----     -----     -----    -----
     Earnings from continuing operations       11.2       8.3       9.6      7.1           69.7          62.8
     Gain on disposal of discontinued
      operations,
         net of income taxes                    0.3       0.0       0.2      0.0            *             *
                                              -----     -----     -----    -----
     Net earnings                              11.5%      8.3%      9.8%     7.1%          74.8          65.8
                                              =====     =====     =====    =====


* - Not meaningful



THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES. Total revenues increased by 24.8%, from $8.7 million for the three months ended September 30, 1999 to $10.8 million for the three months ended September 30, 2000. Revenues from The Work Number increased 60.6% from $2.8 million for the three months ended September 30, 1999 to $4.5 million for the three months ended September 30, 2000, due to an increase in the number of employment records, and related transaction volume, on the system, the continued expansion of marketing to employers and verifiers on a nationwide basis, and, to a lesser extent, an increase in pricing during the third quarter of fiscal 2000. During the second quarter of fiscal 2000, the Company entered into a contract to provide volume verifications from The Work Number database. Since inception, the Company has realized insignificant amounts of revenue related to this contract, and cannot predict when, or if, meaningful revenue associated with this contract will begin. Revenues from application services increased 30.9% from $2.1 million for the three months ended September 30, 1999 to $2.8 million for the three months ended September 30, 2000, due primarily to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 2.6% from $2.4 million for the three months ended September 30, 1999 to $2.3 million for the three months ended September 30, 1999. This decrease was due primarily to a shift in both the Company focus and the market from purchasing in-house systems to utilizing the Company's application services. Revenues from maintenance and support related to customer premises systems decreased by 13.0% from $1.3 million for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000, reflecting the support provided to a slightly shrinking installed base as the Company shifts its strategy towards providing the same solutions through application services. Over the next 18 months the Company anticipates revenues from customer premises systems and maintenance and support will decrease slightly from 2nd quarter results as it continues to emphasize application services.


COST OF REVENUES. Total cost of revenues increased by 23.0%, from $4.3 million for the three months ended September 30, 1999 to $5.2 million for the three months ended September 30, 2000. Cost of revenues from The Work Number increased 68.1% from $916,000 for the three months ended September 30, 1999 to $1.5 million for the three months ended September 30, 2000, due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Cost of revenues from application services increased by 91.5%, from $1.0 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. This increase in cost is due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Costs during the three months ended September 30, 2000 also include the transition of personnel from the customer premises systems business in anticipation of possible future growth in application services. Cost of revenues from customer premises systems decreased 28.0%, from $2.0 million for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. This decrease in cost is due to a shift of trained personnel to the application services business unit. Cost of revenues from maintenance and support related to customer premises systems decreased slightly from $338,000 for the three months ended September 30, 1999 to $335,000 for the three months ended September 30, 2000. Costs stayed consistent during the period, despite a 13.0% decrease in revenue. This is due to the fixed costs related to providing 24/7 maintenance and support service to our customer premises system clients.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 10.6% from $1.9 million for the three months ended September 30, 1999 to $2.1 million for the three months ended September 30, 2000. As a percentage of revenues, such expenses decreased from 22.4% for the three months ended September 30, 1999 to 19.9% for the three months ended September 30, 2000. The increase in expense reflects the expansion of the Company's sales and marketing efforts. The decrease in percentage of revenues is due to improved leveraging of personnel and related costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 15.4% from $1.3 million for the three months ended September 30, 1999 to $1.5 million for the three months ended September 30, 2000. As a percentage of revenues, such expenses decreased from 15.0% for the three months ended September 30, 1999 to 13.9% for the three months ended September 30, 2000. The increase in such expenses reflects the increased infrastructure costs of a growing business. The decrease as a percentage of revenues is due to improved leveraging of infrastructure costs.

OTHER INCOME (EXPENSE), NET. Other income (expense) increased from $2,000 of net interest income for the three months ended September 30, 1999 to $129,000 for the three months ended September 30, 2000, due to interest income earned on a higher level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 38.4% for the three months ended September 30, 1999 and 40.7% for the three months ended September 30, 2000. The increase in effective tax rate is due to higher state tax rates and the expiration of certain tax credit carryforwards. The Company expects that the effective rate during fiscal 2001 will be generally consistent with the September 30, 2000 effective rate.

SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES. Total revenues increased by 20.2% from $16.9 million for the six months ended September 30, 1999 to $20.3 million for the six months ended September 30, 2000. Revenues from The Work Number increased 58.8% from $5.5 million for the six months ended September 30, 1999 to $8.7 million for the six months ended September 30, 2000, due to an increase in the number of employment records, and related transaction volume, on the system, the continued expansion of marketing to employers and verifiers on a nationwide basis, and an increase in pricing during the third quarter of fiscal 2000. Revenues from application services increased 47.6% from $3.3 million for the six months ended September 30, 1999 to $4.9 million for the six months ended September 30, 2000, due primarily to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 19.5% from $5.6 million for the six months ended September 30, 1999 to $4.5 million for the six months ended September 30, 2000. This decrease was due primarily to a shift in both the Company focus and the market from purchasing in-house systems to utilizing the Company's application services. Revenues from maintenance and support related to customer premises systems decreased 11.3% from $2.5 million for the six months ended September 30, 1999 to $2.3 million for the six months ended September 30, 2000, reflecting the support provided to a slightly shrinking installed base as the Company shifts its strategy towards providing the same solutions through application services. Over the next 18 months the Company anticipates revenues from customer premises systems and maintenance and support will decrease slightly from 2nd quarter results as it continues to emphasize application services.


COST OF REVENUES. Total cost of revenues increased by 20.5%, from $8.4 million for the six months ended September 30, 1999 to $10.1 million for the six months ended September 30, 2000. Cost of revenues from The Work Number increased 55.5% from $1.8 million for the six months ended September 30, 1999 to $2.8 million for the six months ended September 30, 2000, due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Cost of revenues from application services increased by 87.2%, from $1.7 million for the six months ended September 30, 1999 to $3.2 million for the six months ended September 30, 2000. This increase in cost is due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Costs during the six months ended September 30, 2000 also include the transition of personnel from the customer premises systems business in anticipation of possible future growth in application services. Cost of revenues from customer premises systems decreased by 18.9%, from $4.2 million for the six months ended September 30, 1999 to $3.4 million for the six months ended September 30, 2000. This decrease in cost is related to the decrease in revenue and the transition of personnel to the application services business unit. Cost of revenues from maintenance and support related to customer premises systems decreased slightly from $676,000 for the six months ended September 30, 1999 to $675,000 for the six months ended September 30, 2000. Costs stayed consistent during the period, despite a 11.3% decrease in revenue. This is due to the fixed costs related to providing 24/7 maintenance and support service to our customer premises system clients.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 9.8% from $3.8 million for the six months ended September 30, 1999 to $4.2 million for the six months ended September 30, 2000. As a percentage of revenues, such expenses decreased from 22.7% for the six months ended September 30, 1999 to 20.7% for the six months ended September 30, 2000. The increase in expense reflects the expansion of the Company's sales and marketing efforts. The decrease in percentage of revenues is due to improved leveraging of personnel and related costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 6.9% from $2.7 million for the six months ended September 30, 1999 to $2.9 million for the six months ended September 30, 2000. As a percentage of revenues, such expenses decreased from 15.9% for the six months ended September 30, 1999 to 14.2% for the six months ended September 30, 2000. The increase in such expenses reflects the increased infrastructure costs of a growing business. The decrease as a percentage of revenues is due to improved leveraging of infrastructure costs.

OTHER INCOME (EXPENSE), NET. Other income (expense) increased from $6,000 for the six months ended September 30, 1999 to $250,000 for the six months ended September 30, 2000, due to interest income earned on a higher level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 38.6% for the six months ended September 30, 1999 and 41.2% for the six months ended September 30, 2000. The increase in effective tax rate is due to higher state tax rates and the expiration of certain tax credit carryforwards. The Company expects that the effective rate during fiscal 2001 will be generally consistent with the September 30, 2000 effective rate.

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

During the quarter ended September 30, 2000, the Company concluded all transition-related activity for the database services business. Completing this transition ahead of schedule resulted in a savings of $61,000 of the transition reserve. Therefore, the Company realized pre-tax and after-tax gains of $61,000 and $36,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 3.68 to 1 and 4.89 to 1 at March 31, 2000 and September 30, 2000, respectively. The Company's working capital was $15.2 million and $15.8 million at March 31, 2000 and September 30, 2000, respectively. Total working capital increased during the six months ended September 30, 2000 due principally to the Company's earnings for the period, offset by net stock repurchases by the Company.

The Company's accounts receivable decreased from $8.0 million at March 31, 2000 to $7.8 million at September 30, 2000. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 86% of revenues at March 31, 2000 to 72% of revenues at September 30, 2000. These decreases are due primarily to improved collections of accounts receivable.

The Company's capital expenditures, principally computer equipment related to The Work Number and application services lines of business, were $1.2 million during the six months ended September 30, 2000. At September 30, 2000, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

In November 1998, the Company's Board of Directors authorized the Company to repurchase up to 350,000 shares of its stock in the open market over a two-year period. During the six months ended September 30, 2000 the Company repurchased 92,500 shares for $1.5 million. Cumulative shares repurchased amount to 192,587. Except for the 941 shares remaining in the treasury at September 30, 2000, all shares repurchased have been reissued to fund employee stock option exercises and employee stock purchase plan purchases.

The Company believes that its working capital, together with its anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company has a $5 million line of credit facility with a commercial bank, all of which was available at September 30, 2000. Outstanding borrowings under the line of credit bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory.

The Company's net increase to capitalized software development costs was $366,000 in the first six months of fiscal 2001. This increase is due to increased labor costs and several projects approaching their release dates. The Company anticipates that capitalized software will increase slightly in future periods as we continue to develop new products in The Work Number and application services lines of business.

On September 7, 2000 the Company announced that it would pay a 10 percent stock dividend and a $0.03 per share cash dividend on October 19, 2000, to shareholders of record at the close of business on September 21, 2000.

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

The Company's current line of credit facility with a commercial bank provides for borrowings that bear interest at LIBOR plus 2.25%. The Company had no borrowings outstanding under this line of credit at September 30, 2000. The Company currently believes that the effect, if any, of changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders


         (a) The annual meeting of shareholders of the Company was held at 2:00 p.m., local time, on Thursday, September 7, 2000, in St. Louis, Missouri.

         (b)  The Company's stockholders voted on the following matters:

              Election of Directors - The following persons were the nominees of the Board of Directors who were elected as directors at the annual meeting: Eugene M. Toombs and M. Stephen Yoakum. The number of votes cast for the election of each of the nominees for director, and the number of votes withheld, were as follows: 5,204,815 votes for the election of Eugene M. Toombs, with 121,883 votes withheld and 5,204,315 votes for the election of M. Stephen Yoakum, with 122,383 votes withheld.

              Approval of Amendment to the Company's Amended and Restated 1994 Stock Option Plan - This amendment included an increase in the number of authorized shares issuable thereunder from 930,000 to 1,680,000. 3,321,586 votes were cast for approval of the amendment, 858,606 votes were cast against the amendment, and there were 14,812 abstentions and 1,131,694 non-votes.

              Approval of Amendment to the Company's 1996 Employee Stock Purchase Plan - This amendment included an increase in the number of authorized shares issuable thereunder from 200,000 to 500,000. 4,120,074 votes were cast for approval of the amendment, 60,718 votes were cast against the amendment, and there were 14,212 abstentions and 1,131,694 non-votes.

              Ratification of Selection of Independent Auditors - The stockholders ratified the appointment of KPMG LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 2001. 5,319,008 votes were cast in favor of the appointment, 4,928 votes were cast against, and there 2,762 abstentions.

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





                                                       TALX CORPORATION
                                                         (Registrant)



Date: November 10, 2000                     By      /s/ William W. Canfield
                                               ---------------------------------
                                                        William W. Canfield
                                                        Chairman, President and
                                                        Chief Executive Officer


Date: November 10, 2000                     By      /s/ Craig N. Cohen
                                               ---------------------------------
                                                        Craig N. Cohen
                                                        Chief Financial Officer

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

3.3                     Bylaws of the Company (incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form S-1
                        (File No. 333-10969))

11                      Computation of Earnings Per Share

27.1                    Financial Data Schedule
                        (provided for the information of the Securities and Exchange
                        Commission only)

27.2                    Financial Data Schedule (Restated for Stock Dividend) - June 30, 2000

27.3                    Financial Data Schedule (Restated for Stock Dividend) - March 31, 2000

27.4                    Financial Data Schedule (Restated for Stock Dividend) - December 31, 1999

27.5                    Financial Data Schedule (Restated for Stock Dividend) - September 30, 1999

27.6                    Financial Data Schedule (Restated for Stock Dividend) - June 30, 1999

27.7                    Financial Data Schedule (Restated for Stock Dividend) - March 31, 1999

27.8                    Financial Data Schedule (Restated for Stock Dividend) - December 31, 1998

27.9                    Financial Data Schedule (Restated for Stock Dividend) - September 30, 1998

27.10                   Financial Data Schedule (Restated for Stock Dividend) - June 30, 1998

27.11                   Financial Data Schedule (Restated for Stock Dividend) - March 31, 1998

27.12                   Financial Data Schedule (Restated for Stock Dividend) - December 31, 1997

27.13                   Financial Data Schedule (Restated for Stock Dividend) - September 30, 1997

27.14                   Financial Data Schedule (Restated for Stock Dividend) - June 30, 1997