Form 10-Q
period 2000-12-31
TALX CORP
filed 2001-02-14
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000 or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of January 31, 2001 there were 9,394,465 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 16.

                                TALX CORPORATION


                                                                                               PAGE NO.
                                                                                               --------
                              FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000
                  and March 31, 2000                                                             3

                  Consolidated Statements of Earnings for the Three Months and
                  Nine Months Ended December 31, 2000 and 1999                                   4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended December 31, 2000 and 1999                                               5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                8-13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     14

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                              14

Item 2.           Changes in Securities and Use of Proceeds                                      14

Item 3.           Defaults Upon Senior Securities                                                14

Item 4.           Submission of Matters to a Vote of Securities Holders                          14

Item 5.           Other Information                                                              14

Item 6.           Exhibits and Reports on Form 8-K                                               14

Signatures                                                                                       15


                                TALX CORPORATION
                                 BALANCE SHEETS
                             (dollars in thousands)



                                                                                   December 31,         March 31,
                                                                                       2000               2000
                                                                                ------------------   ----------------
                                                                                  (unaudited)

                                   ASSETS
                                   ------
Current assets:
    Cash and cash equivalents                                                            $  4,032           $  3,276
    Short-term investments                                                                  4,534              3,015
    Trade receivables, net                                                                  7,818              7,980
    Inventories                                                                               789                832
    Work in progress, less progress billings                                                3,197              2,684
    Prepaid expenses and other current assets                                               1,271              2,404
    Deferred tax assets, net                                                                  317                624
                                                                                ------------------   ----------------
       Total current assets                                                                21,958             20,815
Property and equipment, net                                                                 5,602              5,777
Capitalized software development costs, net                                                 3,950              3,401
Other assets                                                                                  112                140
                                                                                ------------------   ----------------
                                                                                         $ 31,622           $ 30,133
                                                                                ==================   ================


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Current liabilities:
    Accounts payable                                                                     $    815           $    803
    Accrued expenses and other liabilities                                                  1,674              2,737
    Dividends payable                                                                         282                  -
    Income taxes payable                                                                      939                 87
    Progress billings in excess of work in progress                                           415                931
    Deferred revenue                                                                          949              1,099
                                                                                ------------------   ----------------
       Total current liabilities                                                            5,074              5,657
Deferred tax liabilities, net                                                               1,173              1,168
                                                                                ------------------   ----------------
       Total liabilities                                                                    6,247              6,825
                                                                                ------------------   ----------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at December 31, 2000 and March 31, 2000                  -                  -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued 9,406,156 shares at December 31, 2000
       and 5,616,448 shares at March 31, 2000                                                  94                 56
    Additional paid-in capital                                                             34,087             23,978
    Accumulated deficit                                                                    (8,822)              (726)
    Accumulated other comprehensive income:
       Unrealized gain on securities classified as available for sale, net of
         tax of $12                                                                            19                  -
    Treasury stock, at cost, 198 shares at December 31, 2000, and
       no shares at March 31, 2000                                                             (3)                 -
                                                                                --------------------   ----------------
          Total stockholders' equity                                                       25,375             23,308
                                                                                --------------------   ----------------
                                                                                         $ 31,622           $ 30,133
                                                                                ====================   ================

See accompanying notes to consolidated financial statements.

                                TALX CORPORATION
                             STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)



                                                           Three Months Ended Dec. 31,              Nine Months Ended Dec. 31,
                                                         ---------------------------------    ------------------------------------
                                                           2000                1999                 2000               1999
                                                         --------------  -----------------    -----------------  -----------------

Revenues:
    The Work Number                                        $     4,635     $      $ 3,147        $      13,298     $        8,603
    Application services                                         3,490              2,974                8,357              6,272
    Customer premises systems                                    1,558              2,594                6,032              8,154
    Maintenance and support                                      1,070              1,210                3,326              3,752
                                                         --------------  -----------------    -----------------  -----------------
       Total revenues                                           10,753              9,925               31,013             26,781
                                                         --------------  -----------------    -----------------  -----------------
Cost of revenues:
    The Work Number                                              1,452              1,004                4,283              2,825
    Application services                                         2,009              1,503                5,236              3,227
    Customer premises systems                                    1,069              2,135                4,459              6,315
    Maintenance and support                                        319                350                  994              1,025
                                                         --------------  -----------------    -----------------  -----------------
       Total cost of revenues                                    4,849              4,992               14,972             13,392
                                                         --------------  -----------------    -----------------  -----------------
       Gross margin                                              5,904              4,933               16,041             13,389
                                                         --------------  -----------------    -----------------  -----------------
Operating expenses:
    Selling and marketing                                        2,249              2,068                6,448              5,889
    General and administrative                                   1,566              1,427                4,435              4,112
                                                         --------------  -----------------    -----------------  -----------------
       Total operating expenses                                  3,815              3,495               10,883             10,001
                                                         --------------  -----------------    -----------------  -----------------
       Operating income                                          2,089              1,438                5,158              3,388
                                                         --------------  -----------------    -----------------  -----------------
Other income (expense), net:
    Interest income                                                134                 14                  383                 23
    Interest expense                                                 -                  -                    -                 (4)
    Other, net                                                       -                  -                    1                  1
                                                         --------------  -----------------    -----------------  -----------------
       Total other income (expense), net                           134                 14                  384                 20
                                                         --------------  -----------------    -----------------  -----------------
       Earnings from continuing operations
          before income tax expense                              2,223              1,452                5,542              3,408
Income tax expense                                                 902                553                2,269              1,308
                                                         --------------  -----------------    -----------------  -----------------
       Earnings from continuing operations                       1,321                899                3,273              2,100
Discontinued operations:
    Gain on disposal of discontinued operations,
       net of income taxes                                           -                  -                   37                  -
                                                         --------------  -----------------    -----------------  -----------------
Net earnings                                               $     1,321     $          899       $        3,310     $        2,100
                                                         ==============  =================    =================  =================


Basic earnings per share:
    Earnings from continuing operations                    $      0.14     $         0.10       $         0.35     $         0.23
    Gain on disposal of discontinued operations                      -                  -                 0.01                  -
                                                         --------------  -----------------    -----------------  -----------------
    Net earnings                                           $      0.14     $         0.10       $         0.36     $         0.23
                                                         ==============  =================    =================  =================

Diluted earnings per share:
    Earnings from continuing operations                    $      0.14     $         0.10       $         0.34     $         0.23
    Gain on disposal of discontinued operations                      -                  -                 0.01                  -
                                                         --------------  -----------------    -----------------  -----------------
    Net earnings                                           $      0.14     $         0.10       $         0.35     $         0.23
                                                         ==============  =================    =================  =================

Weighted average number of shares outstanding - basic        9,337,319          9,186,161            9,299,094          9,147,636
                                                         ==============  =================    =================  =================
Weighted average number of shares outstanding - diluted      9,596,256          9,356,441            9,530,391          9,290,938
                                                         ==============  =================    =================  =================


See accompanying notes to consolidated financial statements.

                                TALX CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)




                                                                                                      Nine Months Ended Dec. 31,
                                                                                                      --------------------------
                                                                                                       2000                1999
                                                                                                      ------              ------
Cash flows from operating activities:
    Net earnings                                                                                     $ 3,310            $ 2,100
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                                                3,360              2,990
          Net assets of business held for sale                                                             -               (264)
          Deferred taxes                                                                                 312              1,308
          Change in assets and liabilities:
             Trade receivables                                                                           162             (2,546)
             Inventories                                                                                  43                234
             Work in progress in excess of progress billings                                            (513)              (480)
             Prepaid expenses and other current assets                                                 1,133                104
             Other assets                                                                                 28               (218)
             Accounts payable                                                                             12               (111)
             Accrued expenses and other liabilities                                                   (1,063)                38
             Income taxes payable                                                                        840                  -
             Progress billings in excess of work in progress, net                                       (516)               747
             Deferred revenue                                                                           (150)               215
                                                                                                     --------           --------
                Net cash provided by operating activities                                              6,958              4,117
                                                                                                     --------           --------
Cash flows from investing activities:
    Additions to property and equipment                                                               (1,600)              (708)
    Purchases of short-term investments                                                               (4,505)                 -
    Maturities of short-term investments                                                               3,000                  -
    Capitalized software development costs                                                            (2,117)            (1,183)
                                                                                                     --------           --------
                Net cash used in investing activities                                                 (5,222)            (1,891)
                                                                                                     --------           --------
Cash flows from financing activities:
    Issuance of common stock                                                                             912                661
    Purchases of treasury stock                                                                       (1,704)              (445)
    Dividends paid                                                                                      (188)                 -
                                                                                                     --------           --------
                Net cash provided by (used in) financing activities                                     (980)               216
                                                                                                     --------           --------
                Net increase in cash and cash equivalents                                                756              2,442
Cash and cash equivalents at beginning of period                                                       3,276                267
                                                                                                     --------           --------
Cash and cash equivalents at end of period                                                           $ 4,032            $ 2,709
                                                                                                     ========           ========

See accompanying notes to consolidated financial statements.

                               TALX CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         The balance sheet of TALX Corporation ("TALX" or the "Company") at March 31, 2000 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited financial statements as of and for the year ended March 31, 2000.

2.       EARNINGS PER SHARE
         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. All weighted average share amounts include the effect of a 10% stock dividend declared September 7, 2000 payable to shareholders of record on September 21, 2000 and a 3-for-2 stock split declared November 16, 2000 payable on January 19, 2001 to shareholders of record on December 22, 2000.

3.       RECLASSIFICATIONS
         Certain balances as of March 31, 2000 have been reclassified to conform with the current period presentation.

4.       COMPREHENSIVE INCOME
         Comprehensive income was $1,353,000 and $899,000 for the three months ended December 31, 2000 and 1999, respectively and $3,329,000 and $2,100,000 for the nine months ended December 31, 2000 and 1999, respectively. The difference between comprehensive income and net income for the three and nine month periods ended December 31, 2000 arose from unrealized holding gains on the Company's debt securities portfolio. There were no differences between comprehensive income and net income for the three and nine month periods ended December 31, 1999.

5.       SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
         During the three and nine month periods ended December 31, 2000, the Company paid $15,000 and $1,141,000, respectively, for income taxes. No income taxes were paid during the three and nine month periods ended December 31, 1999.

         The Company declared a $0.03 per share cash dividend, totaling $282,000, on November 16, 2000. This dividend was payable January 19, 2001.

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

         On November 16, 2000 the Company announced that it would pay a 3 for 2 stock split and a $0.03 per share cash dividend on January 19, 2001, to shareholders of record at the close of business on December 22, 2000. As a result of the dividend, accumulated deficit increased $282,000. As a result of the stock split, common stock increased $31,000 and additional paid-in capital decreased $31,000 during the quarter ended December 31, 2000.

7.       INTELLECTUAL PROPERTY MATTER
         The Company has been approached by a holder of certain intellectual property rights related to interactive voice response technology. The Company is evaluating the holder's patents and may choose to license the technology. Based on the facts known at the time of this filing, should the Company license the technology, management does not believe that the initial or ongoing costs would have a material impact on the Company's financial position or results of operations.

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

The Company's customer premises systems business provides interactive Web, IVR and CTI software and services that enable an organization's users to access, input and update information without human assistance. The Company has adopted the American Institute of CPA's Statement of Position 97-2 ("SOP 97-2"). Under SOP 97-2, the Company recognizes hardware and software license revenue upon shipment. Revenues for customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Sales are affected through a direct sales force and in conjunction with strategic marketing alliances. The Company provides maintenance and support services with respect to installed customer premises systems. These services include a 24-hour per day, 7-day a week toll-free client service line. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement.

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

This Form 10-Q contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein are forward looking statements, including, without limitations, statements to possible decreases in revenue from the sales of customer premises systems and maintenance and support services. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing the Company. Such risks include, but are not limited to, (1) the Company's ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, (2) risk of uncertainty regarding possible applicability of the Fair Credit Reporting Act to The Work Number(R), (3) intense competition in the interactive web and interactive voice response industry, (4) risk of interruption of computer network and telephone operations, (5) risks associated with intellectual property rights, (6) risks associated with rapid technological change, and 7) risks associated with a lengthy sales cycle. See a more comprehensive description of risk factors in Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company disclaims any obligations or intent to update these statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of earnings, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.



                                                                                           PERCENTAGE CHANGE
                                                 THREE MONTHS       NINE MONTHS      -----------------------------
                                                ENDED DEC. 31,     ENDED DEC. 31,     THREE MONTHS    NINE MONTHS
                                               ---------------    ---------------    ENDED DEC. 31,  ENDED DEC. 31,
                                               2000      1999     2000      1999     2000 OVER 1999  2000 OVER 1999
                                               ----      ----     ----      ----     --------------  --------------

STATEMENT OF OPERATIONS DATA:
     Revenues
         The Work Number                       43.1%     31.7%     43.0%    32.1%          47.3%         54.6%
         Application services                  32.5      30.0      26.9     23.4           17.4          33.2
         Customer premises systems             14.4      26.1      19.4     30.5          (39.9)        (26.0)
         Maintenance and support               10.0      12.2      10.7     14.0          (11.6)        (11.4)
                                              -----     -----     -----    -----
              Total revenues                  100.0     100.0     100.0    100.0            8.3          15.8
                                              -----     -----     -----    -----
     Cost of revenues
         The Work Number                       13.5      10.1      13.8     10.5           44.6          51.6
         Application services                  18.7      15.1      16.9     12.0           33.7          62.3
         Customer premises systems              9.9      21.6      14.4     23.7          (49.9)        (29.4)
         Maintenance and support                3.0       3.5       3.2      3.8           (8.9)         (3.0)
                                              -----     -----     -----    -----
              Total cost of revenues           45.1      50.3      48.3     50.0           (2.9)         11.8
                                              -----     -----     -----    -----
     Gross margin                              54.9      49.7      51.7     50.0           19.7          19.8
                                              -----     -----     -----    -----
     Operating expenses
         Selling and marketing                 20.9      20.8      20.8     22.0            8.8           9.5
         General and administrative            14.6      14.4      14.3     15.3            9.7           7.9
                                              -----     -----     -----    -----
              Total operating expenses         35.5      35.2      35.1     37.3            9.2           8.8
                                              -----     -----     -----    -----
     Operating income                          19.4      14.5      16.6     12.7           45.3          52.2
     Other income (expense), net                1.2       0.1       1.2      0.1          857.1       1,820.0
                                              -----     -----     -----    -----
     Earnings from continuing operations
         before income tax expense             20.6      14.6      17.8     12.8           53.1          62.6
     Income tax expense                         8.3       5.5       7.2      5.0           63.1          73.5
                                             ------   -------   -------  -------
     Net earnings from continuing operations   12.3%      9.1%     10.6%     7.8%          46.9          55.9
                                             ======   =======    ======  =======






THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

REVENUES. Total revenues increased 8.3%, from $9.9 million for the three months ended December 31, 1999 to $10.8 million for the three months ended December 31, 2000. Revenues from The Work Number increased 47.3%, from $3.1 million for the three months ended December 31, 1999 to $4.6 million for the three months ended December 31, 2000, due to an increase in the number of employment records, and related transaction volume, on the system, the continued expansion of marketing to employers and verifiers on a nationwide basis, and, to a lesser extent, an increase in pricing during the quarter. During the second quarter of fiscal 2000, the Company entered into a contract to provide volume verifications from The Work Number database. Since inception, the Company has realized insignificant amounts of revenue related to this contract, and cannot predict when, or if, meaningful revenue associated with this contract will begin. Revenues from application services increased 17.4%, from $3.0 million for the three months ended December 31, 1999 to $3.5 million for the three months ended December 31, 2000, due primarily to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 39.9%, from $2.6 million for the three months ended December 31, 1999 to $1.6 million for the three months ended December 31, 2000. This decrease was due primarily to a shift in both the Company focus and the market from purchasing in-house systems to utilizing the Company's application services. Revenues from maintenance and support related to the customer premises systems decreased by 11.6%, from $1.2 million for the three months ended December 31, 1999 to $1.1 million for the three months ended December 31, 2000, reflecting the support provided to a slightly shrinking installed base as the Company shifts its strategy towards providing the same solutions through application services. Over the next 18 months the Company anticipates revenues from customer premises systems and maintenance and support will decrease from 3rd quarter results as it continues to emphasize application services.

COST OF REVENUES. Total cost of revenues decreased by 2.9%, from $5.0 million for the three months ended December 31, 1999 to $4.9 million for the three months ended December 31, 2000. Cost of revenues from The Work Number increased 44.6%, from $1.0 million for the three months ended December 31, 1999 to $1.5 million for the three months ended December 31, 2000, due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Cost of revenues from application services increased by 33.7%, from $1.5 million for the three months ended December 31, 1999 to $2.0 million for the three months ended December 31, 2000. This increase in cost is due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Costs during the three months ended December 31, 2000 also include the transition of personnel from the customer premises systems business in anticipation of possible future growth in application services. Cost of revenues from customer premises systems decreased by 49.9%, from $2.1 million for the three months ended December 31, 1999 to $1.1 million for the three months ended December 31, 2000. This decrease in cost is due to a shift of trained personnel to the application services business unit combined with decreased personnel and infrastructure costs associated with the delivery of the decreased revenue. Cost of revenues from maintenance and support related to customer premises systems decreased by 8.9%, from $350,000 for the three months ended December 31, 1999 to $319,000 for the three months ended December 31, 2000, due principally to a lower cost of personnel required to support the decreased installed base.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 8.8% from $2.1 million for the three months ended December 31, 1999 to $2.2 million for the three months ended December 31, 2000. As a percentage of revenues, such expenses increased slightly from 20.8% for the three months ended December 31, 1999 to 20.9% for the three months ended December 31, 2000. The increase in expense is related to the sales costs associated with the increase in revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9.7% from $1.4 million for the three months ended December 31, 1999 to $1.6 million for the three months ended December 31, 2000. As a percentage of revenues, such expenses increased slightly from 14.4% for the three months ended December 31, 1999 to 14.6% for the three months ended December 31, 2000. The increase in such expenses reflects the increased infrastructure costs of a growing business.

OTHER INCOME (EXPENSE), NET. Other income (expense) increased from $14,000 of net interest income for the three months ended December 31, 1999 to $134,000 for the three months ended December 31, 2000, due to interest income earned on a higher level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 38.1% for the three months ended December 31, 1999 and 40.6% for the three months ended December 31, 2000. The increase in effective tax rate is due to higher state tax rates and the expiration of certain tax credit carryforwards. The Company expects that the future effective rate will be generally consistent with the December 31, 2000 effective rate.


NINE MONTHS ENDED DECEMBER 31, 1999 AND 2000

REVENUES. Total revenues increased by 15.8%, from $26.8 million for the nine months ended December 31, 1999 to $31.0 million for the nine months ended December 31, 2000. Revenues from The Work Number increased 54.6% from $8.6 million for the nine months ended December 31, 1999 to $13.3 million for the nine months ended December 31, 2000, due to an increase in the number of employment records, and related transaction volume, on the system, the continued expansion of marketing to employers and verifiers on a nationwide basis, and an increase in pricing during the third quarter of fiscal 2001. During the second quarter of fiscal 2000, the Company entered into a contract to provide volume verifications from The Work Number database. Since inception, the Company has realized insignificant amounts of revenue related to this contract, and cannot predict when, or if, meaningful revenue associated with this contract will begin. Revenues from application services increased 33.2% from $6.3 million for the nine months ended December 31, 1999 to $8.4 million for the nine months ended December 31, 2000, due primarily to the Company capitalizing on the trend of some corporations to outsource their non-core functions. Revenues from customer premises systems decreased 26.0% from $8.2 million for the nine months ended December 31, 1999 to $6.0 million for the nine months ended December 31, 2000. This decrease was due primarily to a shift in both the Company focus and the market from purchasing in-house systems to utilizing the Company's application services. Revenues from maintenance and support related to the customer premises systems decreased

11.4% from $3.8 million for the nine months ended December 31, 1999 to $3.3 million for the nine months ended December 31, 2000, reflecting the support provided to a slightly shrinking installed base as the Company shifts its strategy towards providing the same solutions through application services.

COST OF REVENUES. Total cost of revenues increased by 11.8%, from $13.4 million for the nine months ended December 31, 1999 to $15.0 million for the nine months ended December 31, 2000. Cost of revenues from The Work Number increased 51.6% from $2.8 million for the nine months ended December 31, 1999 to $4.3 million for the nine months ended December 31, 2000, due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Cost of revenues from application services increased by 62.3%, from $3.2 million for the nine months ended December 31, 1999 to $5.2 million for the nine months ended December 31, 2000. This increase in cost is due principally to increased personnel and infrastructure costs associated with the delivery of the increased revenue. Costs during the nine months ended December 31, 2000 also include the transition of personnel from the customer premises systems business in anticipation of possible future growth in application services. Cost of revenues from customer premises systems decreased by 29.4%, from $6.3 million for the nine months ended December 31, 1999 to $4.5 million for the nine months ended December 31, 2000. This decrease in cost is related to the decrease in revenue and the transition of personnel to the application services business unit. Cost of revenues from maintenance and support related to customer premises systems remained consistent at $1.0 million for the nine months ended December 31, 1999 and 2000. Costs stayed consistent during the period, despite an 11.4% decrease in revenue. This is due to the fixed costs related to providing 24/7 maintenance and support service to the Company's customer premises system clients.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 9.5% from $5.9 million for the nine months ended December 31, 1999 to $6.4 million for the nine months ended December 31, 2000. As a percentage of revenues, such expenses decreased from 22.0% for the nine months ended December 31, 1999 to 20.8% for the nine months ended December 31, 2000. The increase in expense reflects the expansion of the Company's sales and marketing efforts. The decrease in percentage of revenues is due to improved leveraging of personnel and related costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 7.9% from $4.1 million for the nine months ended December 31, 1999 to $4.4 million for the nine months ended December 31, 2000. As a percentage of revenues, such expenses decreased from 15.3% for the nine months ended December 31, 1999 to 14.3% for the nine months ended December 31, 2000. The increase in such expenses reflects the increased infrastructure costs of a growing business. The decrease as a percentage of revenues is due to improved leveraging of infrastructure costs.

OTHER INCOME (EXPENSE), NET. Other income (expense) increased from $20,000 of net interest income for the three months ended December 31, 1999 to $384,000 for the three months ended December 31, 2000, due to interest income earned on a higher level of invested funds.

INCOME TAX EXPENSE. The Company's effective income tax rate was 38.4% for the nine months ended December 31, 1999 and 40.9% for the nine months ended December 31, 2000. The Company expects that the future effective rate will be generally consistent with the December 31, 2000 effective rate.

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

During the quarter ended September 30, 2000, the Company concluded all transition-related activity for the database services business. Completing this transition ahead of schedule resulted in a savings of $61,000 of the transition reserve. Therefore, the Company realized pre-tax and after-tax gains of $61,000 and $37,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a current ratio of 3.68 to 1 and 4.33 to 1 at March 31, 2000 and December 31, 2000, respectively. The Company's working capital was $15.2 million and $16.9 million at March 31, 2000 and December 31, 2000, respectively. Total working capital increased during the nine months ended December 31, 2000 due principally to the Company's earnings for the period, offset by net stock repurchases by the Company.

The Company's accounts receivable decreased from $8.0 million at March 31, 2000 to $7.8 million at December 31, 2000. As a percentage of the Company's total revenues for the respective quarter, accounts receivable decreased from 86% of revenues at March 31, 2000 to 73% of revenues at December 31, 2000. These decreases are due primarily to improved collections of accounts receivable.

The Company's capital expenditures, principally computer equipment related to The Work Number and application services lines of business, were $1.6 million during the nine months ended December 31, 2000. At December 31, 2000, the Company had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

In November 1998, the Company's Board of Directors authorized the Company to repurchase up to 350,000 shares of its stock in the open market over a two-year period. During the nine months ended December 31, 2000 the Company repurchased 102,500 shares for $1.7 million. Cumulative shares repurchased amount to 202,587. Except for the 198 shares remaining in the treasury at December 31, 2000, all shares repurchased have been reissued to fund employee stock option exercises and employee stock purchase plan purchases. In November 2000, this program expired; accordingly, the Board of Directors authorized a new program allowing the Company to repurchase up to 400,000 shares of its stock in the open market over a two-year period.

The Company believes that its working capital, together with its anticipated cash flows from operations, should be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company has a $5 million line of credit facility with a commercial bank, all of which was available at December 31, 2000. Outstanding borrowings under the line of credit bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory.

The Company's net increase to capitalized software development costs was $549,000 in the first nine months of fiscal 2001. This increase is due to increased labor costs and several projects approaching their release dates. The Company anticipates that capitalized software will increase slightly in future periods as new products are developed in The Work Number and application services lines of business.

On November 16, 2000, the Company announced that it would pay a 3-for-2 stock split and a $0.03 per share cash dividend on January 19, 2001, to shareholders of record at the close of business on December 22, 2000.

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

The Company's current line of credit facility with a commercial bank provides for borrowings that bear interest at LIBOR plus 2.25%. The Company had no borrowings outstanding under this line of credit at December 31, 2000. The Company currently believes that the effect, if any, of changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

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


                                                      TALX CORPORATION
                                                        (Registrant)


Date: February 14, 2001                     By     /s/ William W. Canfield
                                               ---------------------------------
                                                      William W. Canfield
                                                      Chairman, President and
                                                      Chief Executive Officer


Date: February 14, 2001                     By     /s/ Craig N. Cohen
                                               ---------------------------------
                                                      Craig N. Cohen
                                                      Chief Financial Officer

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


