Form 10-K
period 2001-03-31
TALX CORP
filed 2001-06-28
CIK 917524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------
                                   FORM 10-K

   [X]          Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the fiscal year ended
                                   March 31, 2001
                                         Or
   [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the transition period
                                 from           to
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
As of June 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $307,036,316. For purpose of this calculation only, without determining whether the following are affiliates of the Registrant, the Registrant has assumed that (i) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.
As of June 1, 2001 there were 9,450,438 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Form 10-K include, but are not limited to, statements relating to:

     - our business strategy;

     - the market opportunity for our services and products, including anticipated growth of our industry and expected demand for our services and products;

     - the anticipated benefits of the Ti3 acquisition;

     - our estimates regarding our capital requirements and needs for additional financing; and

     - any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts.

Factors that may cause our actual results to differ materially from our forward-looking statements include, among others, changes in general economic and business conditions and the risks and other factors set forth in "Risk Factors."

You should read this Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS

OVERVIEW

We are the leading provider of automated employment and income verification services and a leader in providing outsourced employee self-service applications. We use interactive web and interactive voice response software and other technologies to enable mortgage lenders, pre-employment screening companies, employees and other authorized users to obtain employee human resources and payroll information, and to allow employees to review and modify information in human resources, benefits and payroll management information systems without requiring employer assistance. Our services and software are designed to enhance service levels, improve productivity and reduce costs by automating historically labor intensive, paper-based processes and enabling users to perform self-service transactions. We typically serve large organizations, including approximately 150 of the Fortune 500 and federal, state and local government agencies.

From the early 1980s until 1993 we offered our products and services exclusively through licensed software specifically developed for each customer, and installed at their site. We refer to this as our "customer premises systems" business. In 1993, we began to deliver benefits enrollment and other human resource services as an application services provider, allowing clients to utilize applications and services over public or private networks without incurring the capital expenditures and maintenance responsibilities of operating such a system in-house. We also host many of our clients' databases at our facilities. In 1995, we introduced The Work Number, our leading application service for employment and income verification. This application service is supported by a database of employment information that we have gathered from over 550 clients and, as of March 31, 2001, contained more than 43 million employment records.

With the market's acceptance of our application services delivery method, in 1998, we began to de-emphasize sales of customer premises systems, and in 2000 discontinued sales to new clients; however, we still have a base of clients for whom we continue to provide maintenance and technical support services as well as software and hardware upgrades.

See "Item 1 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" for information regarding the divestitures of our database and document service businesses.

As used in this Form 10-K, the terms "TALX," "we," "our," and "us" and other similar terms refer to TALX Corporation, unless we specify otherwise.

TALX(R) is our registered trademark, and The Work Number For Everyone(R) and The Work Number(R) are our registered service marks. TALXWare is our trademark and eChoice, ePayroll and W-2 eXpress are our service marks. All other trade names, trademarks and product names in this Form 10-K are the property of their respective owners.

We are incorporated under the laws of the state of Missouri. Our executive offices are located at 1850 Borman Court, St. Louis, Missouri 63146 and our telephone number is (314) 214-7000.

All share and per share information in this Form 10-K reflects our October 2000 ten percent stock dividend and our January 2001 three-for-two stock split.

RECENT DEVELOPMENTS

We have recently entered into a merger agreement with Ti3, Inc., an application service provider based in Plano, Texas, that provides customized outsourcing solutions primarily for the staffing industry and, more recently, for the home health care industry. Ti3 integrates interactive voice response, fax and Internet technologies into its application services. Ti3's primary application service allows employees to enter timecard information and managers to approve time sheets automatically using the telephone or Internet. Ti3 designs and develops its application services and provides consulting, project management, demonstrations and prototypes. We believe the technologies utilized and services provided by Ti3 are complementary to our services and we intend to cross-sell Ti3's application services to our existing client base.

For the fiscal year ended March 31, 2001, Ti3 generated revenues of $3.6 million and pre-tax earnings of $172,000. Ti3's most significant client, a large staffing company, accounted for approximately 43% of revenues for the year, and Ti3's four largest clients accounted for approximately 82% of revenues.

     DESCRIPTION OF THE MERGER

Pursuant to a merger agreement between us and Ti3 dated as of June 21, 2001, subject to the satisfaction of specified conditions, an acquisition subsidiary of ours will merge with and into Ti3. Ti3 will remain in existence following the merger as our wholly-owned subsidiary. We anticipate that the merger, which has been approved by Ti3 shareholders, will close on or about July 2, 2001.

At closing, we will pay Ti3 shareholders a maximum of $11.8 million in our common stock. For this purpose our share price will be valued at the weighted average per share trading price of every transaction of our common stock over the course of the ten consecutive full trading days ending with the full trading day immediately preceding the closing date. We expect to initially issue approximately 368,750 shares of our common stock, assuming an issue price of $32.00 and disregarding any dissenting shareholders. We may elect to pay up to 10% of the consideration in cash rather than in shares of our common stock.

At closing, Ti3 shareholders will deposit into escrow for a period of one year the number of shares of our common stock valued at $1,180,000 based upon our share price as determined above. The escrow agent will hold the shares in trust and will only use them to satisfy any losses for which the Ti3 shareholders are obligated to indemnify us.

In addition to the consideration to be delivered at the closing of the merger, we may make an additional payment to Ti3 shareholders depending upon Ti3's financial performance in the 12 months immediately after the closing. The additional payment, if any, will be equal to the product of (A) 30% of our price-to-earnings ratio at the end of the most recently completed four quarters following the closing, subject to a minimum ratio of 22.5 and a maximum ratio of 45.0, and (B) the amount by which Ti3's after-tax earnings for the 12 months after closing exceeds the product of $0.90 and the number of shares issued to Ti3's shareholders at closing. Assuming we issue 368,750 shares at closing, Ti3 would need to generate pre-tax earnings of approximately $550,000 for the twelve months following the closing in order to receive any such additional payment.

We will also pay the Ti3 shareholders 75% of the lesser of (1) the actual amount of the tax loss carry-forward utilized by us during the twelve months following the closing or (2) all pre-tax earnings generated by Ti3 during that period. As of March 31, 2001, Ti3 had a tax loss carry-forward of $1.16 million.

We may make these additional payments either in our common stock or in cash, subject to certain limitations. We will value any shares of our common stock transferred for these purposes based upon the weighted average per share trading price of every transaction of our common stock over the course of the ten consecutive full trading days ending three full trading days immediately preceding the first anniversary of the closing.

The shares of our common stock to be issued to Ti3 shareholders will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. We have agreed to grant the Ti3 shareholders the right to demand registration no earlier than 180 days after the closing, as well as certain piggyback registration rights.

Before we can complete the merger, the parties must satisfy or waive a number of conditions. The obligations of all parties are subject to a number of customary conditions outside the control of the party entitled to the benefit of the condition. Our obligation to consummate the merger is subject to satisfaction or waiver of the following additional conditions:

     - our satisfaction that our securities to be issued as provided in the merger can be issued in compliance with the requirements of the Securities Act of 1933, as amended;

     - the performance by Ti3 and its shareholders of their respective obligations under the merger agreement; and

     - no occurrence of an event that has or is reasonably expected to have a material adverse effect on Ti3.

The obligation of Ti3 and its shareholders to consummate the merger is subject to satisfaction or waiver of the condition that we perform our obligations under the merger agreement.

The merger agreement may be terminated at any time prior to the closing of the merger in any of the following cases:

     - by mutual consent of us and Ti3;

     - by the non-delaying party to the merger, if the merger does not close on or before July 31, 2001 due to the delay of the other party; and

     - by us if we determine that the merger has become inadvisable or impractical by reason of the institution or threat of any litigation, investigation or proceeding.

SERVICES AND PRODUCTS

We provide application services and systems that enable large corporations and government agencies to outsource operations that would otherwise be performed by their own human resources, benefits or payroll departments. Our software uses interactive web and interactive voice response software and other technologies to enable mortgage lenders, pre-employment screening companies, employees and other authorized users to obtain employee human resources and payroll information, and allows employees to review and modify information in the human resources benefits and payroll management information systems on a self-service basis. Our services and products fall within three general categories: The Work Number services, human resources and benefits application services and customer premises systems, including related maintenance and support.

     THE WORK NUMBER SERVICES

Responding to inquiries to verify employment and income information, printing and distributing paystubs and annual W-2 forms, and updating employee personal records are burdensome and time-consuming tasks for employers and divert resources from managing their businesses. The Work Number employment and income verification service and other payroll application services supported by The Work Number's database of employee records are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces.

The Work Number. Mortgage lenders, pre-employment screeners, credit issuers and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages that they will purchase. In 1995, we developed The Work Number as an outsourced service that enables employers to reduce the costs and resources to respond to verification requests, while empowering employees to control the release of personal information to third parties.

When an employer receives a request for income and employment data regarding an employee, the employer may direct the third-party verifier to our web site or to a telephone number. Using the Internet or a toll-free telephone number, verifiers who subscribe to our service can confirm the employee's employment status and income for the past three years. Non-subscribing verifiers can receive the same information through these methods using a credit card or through a 1-900 telephone number. The Work Number is designed to ensure that access to an employee's income data is available only to verifiers who have been pre-authorized by the employee.

The Work Number can provide the following benefits to employers, employees and third-party verifiers:

          EMPLOYERS                        EMPLOYEES                        VERIFIERS
          ---------                        ---------                        ---------
- reduces costs and resources    - provides control over          - decreases the opportunity
  otherwise spent responding       third- party access to           for human error
  to verification inquiries        personal compensation
                                   information
- eases the administrative       - provides information           - reduces likelihood of fraud
  burden of human resources        without requiring the            by the applicant by
  and payroll staff                cooperation or knowledge of      providing independent
                                   co-workers                       evidence directly to the
                                                                    verifier
- lowers the risk of             - expedites the verification     - expedites the verification
  liability resulting from         process, so that                 process, so that
  providing erroneous or           transactions may occur more      transactions may occur more
  unauthorized information to      quickly                          quickly
  third parties

We generate substantially all of The Work Number revenues from transaction-based fees charged to mortgage lenders, pre-employment screeners, credit issuers and other information verifiers for verification of income and employment information. We also generate revenues from employer data conversion and ongoing maintenance fees.

As of March 31, 2001, The Work Number database contained over 43 million employee records and had contracts to receive over 8 million additional records. The 43 million records on-line represent approximately 17 million current and 26 million former employees of over 550 large employers, including federal, state and local government agencies. The Work Number database is updated on an ongoing basis as employers electronically transmit data directly to us each payroll period. Employers typically contract to provide this data for specified periods, generally three years.

W-2 eXpress. W-2 eXpress is a suite of services relating to the printing, distribution and correction of W-2 wage and tax statement forms that we offer to existing clients of The Work Number and other large employers. Using data provided by employers, we distribute original W-2 forms to employees and provide an automated process to enable employees to request corrections to their W-2 forms and obtain additional copies via the Internet or by telephone, instead of requiring direct interaction with the employer's payroll staff.

For employers, the primary benefits of our W-2 eXpress services include:

     - simplifying the task of generating thousands of W-2 statements within a narrow time period each year;

     - reducing staff and other resources that must be allocated to the production and distribution of W-2 statements and the reissuance of corrected statements; and

     - automating the process for collecting correction requests.

We generate revenues from these services by charging clients a fee on a per-employee basis. We introduced W-2 eXpress in fiscal 2000, and as of March 31, 2001 we held records of over 3 million employees of 29 clients in our database, generally pursuant to multi-year contracts.

ePayroll. ePayroll is another outsourcing service that we offer to existing clients of The Work Number and other large employers. ePayroll is a suite of payroll self-services applications that enable employees, via the Internet or by telephone, to:

     - receive pay statement information;

     - access current and historical payroll information; and

     - review and change direct deposit account information.

Employers that send us electronic transmissions of their employees' paystubs and direct deposit data can reduce the amount of staff required to process routine employee payroll requests. Prior to the end of our current fiscal year, we plan to introduce additional employee self-service functions, such as the ability to complete and revise W-4 withholding allowance forms and to manage personal information files.

We began offering ePayroll in November 2000, and our first clients are expected to begin using the service in the second fiscal quarter of 2002. We plan to charge ePayroll clients on a per-employee per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts.

     HUMAN RESOURCES AND BENEFITS APPLICATION SERVICES

For many human resources departments, benefits enrollment is a burdensome administrative task. Employees are generally permitted to enroll in or make changes to many types of benefit plans only at particular times during the year. As a result, during such enrollment periods, a considerable amount of human resources and benefits department efforts are directed toward plan administration. Processing employee changes to information recorded under multiple providers' benefits plans can require the completion, verification and handling of numerous paper-based forms. Many companies find it necessary to hire temporary workers to manage the increased workload during these periods.

We offer our clients outsourcing solutions designed to reduce the resources and expenses associated with enrolling employees and administering ongoing participation in employee benefits programs. Our services include processing enrollments, producing personalized worksheets and confirmations, and delivering completed enrollments to employers and insurance carriers. We support both open and ongoing enrollments year-round. To reach the growing number of Internet users, our applications enable employees to complete enrollments via the Internet, corporate portals and corporate intranets. For those employees who prefer or need to use the telephone, options are available for processing enrollments via interactive voice response.

Historically, we offered customer premises-based software systems that were tailored to meet the needs of a particular employer. Since 1993, we have been providing customized benefits enrollment services using the application service provider model. In 2000, we introduced eChoice, our advanced benefits enrollment service combining the most popular features of our various customized benefits enrollment offerings that we can configure to meet each employer's particular needs.

We market eChoice to organizations employing at least 5,000 people. Through eChoice, employees can enroll in an employer's medical, dental and other health and welfare benefits programs and can make changes to their personal information and benefits elections, all by means of the Internet or by telephone. eChoice enables employers to remove many of the time-consuming aspects of administering their benefits programs, while providing benefits managers with an automated means of monitoring the enrollment process and performing certain plan management functions. Additionally, eChoice allows employees to make enrollment decisions privately and assures that their elections will not be subject to human transcription error.

We generate revenues from eChoice by charging clients on a per-employee basis, plus an initial set-up fee, generally pursuant to multi-year contracts. We generate revenues from our other human resources and benefits application services by charging clients an initial set-up and development fee and monthly hosting and transactions fees, generally pursuant to multi-year contracts.

     CUSTOMER PREMISES SYSTEMS AND RELATED MAINTENANCE AND SUPPORT

From the early 1980s until 1993 we offered our products and services exclusively through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 1993 we began to deliver benefits enrollment services as an application services provider. In 1998 we began to de-emphasize sales of customer premises systems, and in 2000 we discontinued sales to new customers. As of March 31, 2001, there were approximately 150 employers using our customer premises systems. We provide system enhancements to these customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support.

SALES AND MARKETING

We employ a direct sales force in conjunction with strategic marketing alliances. We use our direct sales force and strategic alliances to develop relationships with large employers, typically having over 5,000 employees. In addition, we use our strategic alliances to help us to identify potential clients for The Work Number services among mid-sized employers, typically having between 1,000 and 5,000 employees.

     DIRECT SALES FORCE

Our sales and marketing effort is based in St. Louis, and we have representatives located in eleven other U.S. cities. Our sales and marketing effort relies on a team approach consisting of approximately 65 professionals, including business development representatives, regional sales managers, product managers, account managers, product consultants and marketing personnel. Our business development representatives qualify companies as viable potential clients and establish appointments for our regional sales managers. Our regional sales managers are responsible for presenting all of our service offerings to prospective clients and negotiating for the sale of our services. Our product managers oversee product direction and provide sales assistance. Our account managers service existing clients and product consultants provide technical assistance to regional sales managers and prospective clients during the sales process. Our marketing personnel support the sales force at all levels.

     STRATEGIC MARKETING ALLIANCES

We have established alliances with leading providers of related human resources outsourcing services to build the database of records for The Work Number services relating to employees of mid-sized employers and to increase our eChoice client base. These alliances include:

     - Hewitt Associates LLC: Hewitt Associates is a global management consulting firm specializing in human resource services that has agreed to make The Work Number available to its clients. For example, The Work Number is directly accessible by employees of Hewitt's clients via a link to our website. In exchange, we have agreed, among other things, to share revenue with Hewitt resulting from its referrals.

     - Unifi Network, a division of PricewaterhouseCoopers: Unifi Network provides integrated consulting and human resource services and has agreed to make available The Work Number to its clients in exchange for a share of the revenue generated by such activities.

     - Gates, McDonald & Company: GatesMcDonald is a leading provider of risk and employee benefit cost management services and has agreed to assist us with marketing our services to its clients in exchange for a share of revenue generated by such activities.

     - PeopleSoft, Inc.: PeopleSoft, a leading provider of enterprise application software for use throughout large and mid-sized organizations, has agreed to make The Work Number accessible to users of certain of its Internet-based business applications in exchange for a fixed fee and transaction-based royalties.

These and other strategic marketing alliances are generally reflected by non-exclusive contractual arrangements that remain in effect for specified periods. The success of these alliances will generally depend on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with us, which is entirely at their discretion. Some of these companies maintain similar relationships with some of our competitors and compete directly with us in certain applications.

COMPETITION

We believe the principal competitive factors in our markets include:

     - service and product quality, reliability and performance;

     - functionality and ease of use;

     - company reputation for integrity and confidentiality;

     - company financial strength; and

     - cost of the service or product.

Our primary competitors relating to The Work Number services are The Frick Company, Jon-Jay Associates and The Sheakley Group of Companies, which are employee benefit cost management service providers offering employment and income verification services. Our human resources and benefits application services business competes with benefits consulting firms, including Towers Perrin LLP and Watson Wyatt & Company, which provide comprehensive packages including benefit plan design, administration and consulting services, and automated enrollment services. We also compete with providers of employee self-service applications, including Workscape, Inc., Automatic Data Processing, Inc., PeopleSoft, Inc., and ProAct Technologies Corp. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge.

We believe that we compete favorably in the key competitive factors that affect our markets for The Work Number services and our human resources and benefits application services. However, our markets are still evolving and we may not be able to compete successfully against current or future competitors. Many of our existing and potential competitors have significantly greater financial, marketing, technical and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential clients and extensive knowledge of our markets. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

TECHNOLOGY AND PRODUCT DEVELOPMENT

Our business is based on databases we construct and applications we build to access and manipulate data. To build our applications, we use a proprietary integrated visual development environment and software system known as TALXWare. TALXWare is based on a Microsoft Windows NT operating system and is designed to support the creation and management of self-service solutions.

We also license and integrate complementary technologies into our products including:

     - speech recognition;

     - text-to-speech;

     - facsimile;

     - terminal emulation; and

     - client/server database interfaces to be used in creating self-service solutions.

We license these technologies from third-party suppliers pursuant to non-exclusive license or resale agreements or purchase under open market arrangements and then integrate into our products. For example, we make quarterly payments under a license for various interactive voice response technologies in our application services businesses.

We have directed our development efforts toward enhancing and developing new offerings for The Work Number services and our human resources and benefits application services. The most recent enhancements include extending the features and capabilities of The Work Number database, through our W-2 eXpress and ePayroll paystub/direct deposit services, as well as our eChoice benefits enrollment offering.

We incurred product development costs of $2.1 million in fiscal 1999, $1.8 million in fiscal 2000 and $2.2 million in fiscal 2001. As of March 31, 2001, our total product development staff consisted of 19 full-time employees. We believe that significant investments in product development are required to remain competitive.

PROPRIETARY RIGHTS

Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We regard our trademarks, and our other intellectual property, as having significant value and being an important factor in the development and marketing of our products.

We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We have obtained a trademark registration for the name TALX and service mark registrations for The Work Number For Everyone and The Work Number with the United States Patent and Trademark Office. TALXWare is one of our trademarks, and eChoice, ePayroll and W-2 eXpress are some of our service marks.

We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code and the disclosure and use of other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use technology that we regard as proprietary. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop techniques that are similar or superior to our technology. Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of competitive advantage and decreased revenues. In addition, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our business.

Our industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Third parties have asserted in the past and, from time to time, may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, we recently entered into a license agreement to use various interactive voice response and computer telephony integration technologies under which we made an initial payment and will pay future royalties. Further, we have not conducted a search to determine whether the technology included in our products infringes or misappropriates intellectual property held by other third parties. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which could relate to our products. Any claims asserting that our systems infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business.

BACKLOG

We include in backlog executed contracts that require us to install and deliver either human resources and benefits application services or customer premises systems in a future period. We had a total backlog in these businesses of approximately $7 million at March 31, 2000 and $18 million at March 31, 2001, with a one-year backlog of approximately $7 million at March 31, 2000 and $9 million at March 31, 2001. Substantially all of our backlog is attributable to human resources and benefits application services. Generally, contracts for delivery of human resources and benefits application services have terms ranging from one to three years and are not cancelable without payment of a specified termination penalty. Customer premises systems contracts are generally not cancelable at will. Backlog is not necessarily indicative of past or future operating results.

CLIENTS

As of March 31, 2001, The Work Number database contained employee records from over 550 clients, representing more than 43 million present and former employees. Additionally, as of that date, we had contracts with over 100 additional clients to provide records of over 8 million present and former employees in backlog. These clients typically employ over 5,000 employees, and include approximately 150 of the Fortune 500 companies and federal, state and local government agencies. Our clients operate in a wide variety of industries, including financial services, telecommunications services, retail, consumer products, temporary services and government. No client accounted for more than 10% of total revenues in any of the fiscal years 1999, 2000 or 2001.

EMPLOYEES

As of March 31, 2001, we employed 241 full-time and 13 part-time employees. We have never had a work stoppage, and no employees are represented by a labor organization. We consider our employee relations to be good.

RISK FACTORS

You should carefully consider the following factors and other information in this Form 10-K in evaluating our company:

    OUR FUTURE GROWTH IS SUBSTANTIALLY DEPENDENT ON OUR ABILITY TO INCREASE THE SIZE AND RANGE OF APPLICATIONS FOR THE WORK NUMBER DATABASE.

In order to successfully grow our business, we will have to make The Work Number and related application services increasingly attractive to a greater number of large organizations, their employees and third-party information verifiers. To achieve this goal, we believe that we will need to increase the number of employee records contained in The Work Number database, the amount and type of information contained in those records and the number of applications that make use of those records. Our strategy for increasing the size of The Work Number database is based in part on strategic alliances with several providers of human resources outsourcing services. Our success will depend on the interest and commitment of these providers, which is entirely at their discretion. Some of these companies compete with us in certain applications. If we are unable to attract and retain a sufficient number of employer clients, if we cannot persuade them to include a greater amount of information in the employee records they provide us, or if we fail to develop additional applications to use this information, we may not achieve our growth objectives.

     OUR FUTURE GROWTH ALSO DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND MARKET CURRENT AND FUTURE HUMAN RESOURCES AND BENEFITS APPLICATION SERVICES.

The market for human resources and benefits application services is still evolving. Our success will depend upon our ability to develop applications that provide attractive outsourcing opportunities and to successfully market these products to large employers. There are numerous other companies, including traditional consulting firms and other application service providers, that provide outsourcing services in these areas. Prior to contracting for services, employers typically consider several types of human resources and benefits services, as well as whether to outsource at all.

Additionally, general and company-specific economic conditions, internal policy-making procedures and other factors can delay and add uncertainty to the process of marketing to potential clients. If we are unable to develop and sell human resources and benefits application services on an ongoing basis, our revenues and results of operations may suffer.

     OUR REVENUES FROM THE WORK NUMBER MAY FLUCTUATE IN RESPONSE TO CHANGES IN THE LEVEL OF RESIDENTIAL MORTGAGE ACTIVITY AND INTEREST RATES.

A significant portion of our revenues from The Work Number depends on residential mortgage activity and interest rates. We charge a fee for each request from mortgage lenders to verify employment and income information. Therefore, a decrease in residential real estate mortgage activity would reduce our transaction-based fees. If residential mortgage activity declines, whether due to increases in mortgage interest rates or otherwise, our revenues and profitability would be harmed.

     THE MARKET FOR THE WORK NUMBER DEPENDS IN PART ON THE REQUIREMENTS ESTABLISHED BY PURCHASERS IN THE SECONDARY MORTGAGE MARKET, AND OUR REVENUES AND PROFITABILITY WOULD BE SIGNIFICANTLY HARMED IF THESE REQUIREMENTS WERE RELAXED OR ELIMINATED.

We believe that the most active users of The Work Number are mortgage lenders, who utilize our services to verify employment, income and related information. The demand for this verification is driven in part by the requirements of the Federal National Mortgage Association, which is also known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which is also known as Freddie Mac, leading purchasers of residential mortgages in the United States. These agencies currently require specific information, including independent verification of employment and income data for the past two calendar years and a current payroll period, in connection with mortgages that they purchase. Accordingly, most lenders seek this information from mortgage applicants. If Fannie Mae or Freddie Mac were to require fewer years of employment and income data or eliminate the requirement for independent verification, our revenues and profitability would be significantly harmed.

     IF WE ARE UNABLE TO MAINTAIN THE ACCURACY AND CONFIDENTIALITY OF EMPLOYEE INFORMATION IN THE WORK NUMBER AND OUR OTHER DATABASES, WE MAY FACE SIGNIFICANT CLAIMS AND OUR REPUTATION WOULD BE HARMED.

The Work Number services and our human resources and benefits application services depend on the accuracy of highly confidential employment, income history and other information which employers provide to us and which we convert for use in The Work Number and our other services. Although we have a number of protective measures in place, any inaccuracies in such information -- whether in the recording of such information, due to the unauthorized access to information, or otherwise -- or our inability to keep such information confidential, may give rise to claims against us and adversely affect market acceptance of The Work Number and our other services. Our financial condition, results of operations and reputation may be significantly harmed if any asserted claims were ultimately decided against us.

     IF THE FAIR CREDIT REPORTING ACT APPLIES TO THE WORK NUMBER SERVICES, OUR BUSINESS AND REVENUES WILL BE HARMED.

The Fair Credit Reporting Act, which we refer to as the FCRA, may apply to The Work Number services, which would have an adverse impact on us. The FCRA applies to "consumer reporting agencies" that engage in the practice of "assembling or evaluating" consumer credit information. We believe The Work Number services do not cause us to be a consumer reporting agency and that the FCRA does not apply to The Work Number services. Unlike consumer reporting agencies, we receive all of the information in The Work Number database regarding an employee from one source -- the employer -- and we do not evaluate an employee's creditworthiness. Further, when contracting for The Work Number services, employers name us as their agent. The FCRA exempts from its reach communications of a party solely related to experiences of the consumer and the person making the report, such as an employer's report on its experience with its employee. We believe that as an agent of employers, we are not a consumer reporting agency.

While we believe no controlling legal precedent exists, the Federal Trade Commission, which enforces the FCRA, or consumers could take the position that the FCRA does apply to us and seek to require us to comply with the FCRA and seek penalties and damages. Among other provisions, the FCRA requires that a consumer reporting agency determine that there be a "permissible purpose" before disclosing a consumer report and furnish certain notices and information in writing to consumers as consumer reports are used. If required, we would have difficulty complying with these procedures; The Work Number services are designed to operate via interactive voice response and the Internet, instead of paper. Further, we might have to eliminate certain types of transactions, resulting in loss of revenue. As a result, it is difficult to estimate the ultimate impact on us in the event the FCRA were deemed to apply to The Work Number services.

     NEW PRIVACY LEGISLATION OR INTERPRETATIONS OF EXISTING LAWS COULD RESTRICT OUR BUSINESS.

Personal privacy has become a significant issue in the United States. Some commentators, privacy advocates and government bodies have recommended limitations on, or taken actions to limit, the use of personal information by those collecting this information. For example, Congress has recently enacted the Gramm-Leach-Bliley Act, which contains provisions protecting the privacy of consumer non-public personal information collected by financial institutions. This may limit our ability to disclose data received from financial institutions for The Work Number services. Additionally, new privacy standards relating to patients' medical records were recently released by the Department of Health and Human Services. These privacy standards could limit or impose additional costs in connection with our benefits enrollment and similar services. Many states have also enacted consumer privacy protection laws.

Although we release income information only when authorized by the employee, if new statutes or regulations were adopted that restricted our business, or existing statutes or regulations were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our revenues and operations.

     WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TI3'S OPERATIONS AND PERSONNEL INTO OUR EXISTING BUSINESS.

As of June 21, 2001, we entered into an agreement to acquire Ti3, Inc., an application service provider primarily for the staffing industry utilizing interactive voice response and Internet technologies. We expect that the acquisition will expand and complement our application services business, enhance our revenues and increase market opportunities. Achieving the benefits of the acquisition will depend in part on our ability to integrate their operations and personnel in a timely and efficient manner so as to minimize the risk that the transaction will result in the loss of market opportunity or key employees or the diversion of the attention of management. Additionally, this is our first business acquisition as a public company and we have no experience in managing this type of acquisition.

We cannot be sure that we will successfully integrate Ti3 with our company. In addition, we are not certain that we will realize any of the benefits that we seek to achieve through the acquisition. In fiscal 2001, Ti3 derived approximately 43% of its revenues from one client and approximately 82% of its revenues from four clients. We cannot assure you that we will be able to retain any of those clients or any other clients of Ti3.

Further, after acquiring Ti3, we could discover that we have assumed liabilities that we were not expecting. Our inability to overcome any problems that might develop in attempting to integrate Ti3 could significantly harm our revenues and results of operations.

     INTERRUPTIONS TO OUR COMPUTER NETWORK OR TELEPHONE OPERATIONS COULD SIGNIFICANTLY HARM OUR REVENUES AND INDUSTRY REPUTATION.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our data processing center against damage from fire, power loss, telecommunications failures, unauthorized intrusion and other events. Our data processing center is located in St. Louis, Missouri, which historically has been vulnerable to natural disasters and other risks, such as floods, earthquakes and tornadoes. We back-up software and related data files regularly and store the back-up files off-site nearby. We cannot assure you that these measures will eliminate the risk of extended interruption of our operations. We also rely on local and long-distance telephone companies to provide dial-up access, Internet and corporate intranet access to our services. We have not established an alternative disaster recovery facility, which would serve to protect us from losses of employee record information due to damage to our data storage facilities. Any damage or failure that interrupts our operations or destroys some or all of our database of employee records could have a material adverse effect on our revenues, profitability and industry reputation.

     OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY.

Our revenues, margins and operating results have fluctuated in the past, and may continue to fluctuate in the future due to a number of factors.

For The Work Number, these factors include residential mortgage activity and interest rate levels. We expect revenues generated from our new W-2 eXpress service will be particularly affected by seasonality, as revenues relating to the implementation and use of these services will primarily be earned in our fourth fiscal quarter. Similarly, revenues from our benefits enrollment services tend to be greater in the last two quarters of each calendar year, which correspond to our second and third fiscal quarters.

Other factors that can cause our operating results to fluctuate include:

     - new product introductions or announcements by us or our competitors;

     - market acceptance of new services;

     - the hiring and training of additional staff;

     - the length of the sales cycle and the timing of transactions with clients; and

     - general economic conditions.

We cannot assure you that we will be able to sustain our level of total revenue or rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, our operating results will fall below our targets and the expectations of stock market analysts and investors. In such event, the price of our common stock could decline significantly.

     IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW APPLICATION SERVICES AND ENHANCED FUNCTIONALITY TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR MARKETS, OUR RESULTS OF OPERATIONS WOULD BE SIGNIFICANTLY HARMED.

The application services industry is characterized by rapidly changing technology and our future success will depend upon our ability to keep pace with technological developments. In particular, the market for self-service applications through the Internet and corporate intranets using browser software is rapidly evolving.

To remain competitive, we must continually change and improve our services and products in response to changes in operating systems, application software, computer and telephony hardware, communications, database and networking systems, programming tools and computer language technology. Additionally, we must also introduce new application services and add functionality to existing services in response to changing market conditions and client demand, particularly as benefit plan designs change and new types of plans are introduced.

The development of new, technologically advanced services and products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technology and market trends.

If we are unable, for technical or other reasons, to develop and market new application services or enhancements to existing services in a timely and cost-effective manner, or if new application services do not achieve market acceptance, we could lose revenues and our competitive position could suffer.

     WE DEPEND ON THIRD-PARTY SOFTWARE AND HARDWARE, WHICH EXPOSES US TO DISRUPTION IF THOSE PRODUCTS ARE NO LONGER SUPPORTED OR DEVELOP DEFECTS.

Our services and products involve integration with both operating systems and products developed by others. If any third-party software or hardware, such as Microsoft Windows NT or Oracle database software, becomes unavailable for any reason, fails to integrate with our products or fails to be supported by their respective vendors or to operate properly, we would have to redesign our products. We cannot assure you that we could accomplish any redesign in a cost-effective or timely manner. Further, if third parties release new versions of these systems or products before we develop products compatible with such new releases, demand for our services and products might decline, thereby harming our revenues and profitability.

We believe that if any supplier agreement expires or is canceled or otherwise terminated, or if a third-party supplier refuses to sell to us, we could locate any number of different suppliers. However, it would require a significant amount of time to integrate the relevant technology from the new supplier, which would result in a significant delay in our ability to offer the particular enhancement. We could also experience difficulties integrating the new supplier's technology with our products. We cannot assure you we could accomplish any such integration in a cost-effective manner. Significant delays in the offering of service or product enhancements due to integration of technology from new suppliers could significantly harm our revenues and profitability.

     BECAUSE OF INTENSE COMPETITION FOR TECHNICAL PERSONNEL, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL ON A COST-EFFECTIVE BASIS.

Our success depends in large part upon our ability to identify, hire, retain and motivate highly-skilled employees. Competition for highly-skilled employees in our industry is intense, particularly in our geographic area. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our ability to develop new products and maintain customer relationships.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims as we seek to retain or hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.

     OUR SERVICES AND PRODUCTS MAY CONTAIN DEFECTS OR LACK ADEQUATE SECURITY WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT OUR ATTENTION FROM PRODUCT DEVELOPMENT EFFORTS AND RESULT IN A LOSS OF CUSTOMERS.

As a result of their complexity, application services and hardware and software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure you that, despite testing by us and our clients, errors will not occur in services and systems after implementation. The occurrence of such errors could result in loss or delay in market acceptance of our services or products, which could significantly harm our revenues and our reputation.

Internet or other users could access without authorization or otherwise disrupt our Internet and corporate intranet applications. Such unauthorized access and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our clients, which could result in significant liability to us, could cause the loss of existing clients and could discourage potential new clients.

     OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM OUR RESULTS OF OPERATIONS AND REPUTATION.

Our success and ability to compete is dependent in part on our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of trade secret, trademark and copyright laws to establish and protect our intellectual property. To date, we have relied primarily on trade secret laws to protect our proprietary processes and know-how.

We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code and the disclosure and use of our other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Further, we have not included copyright notices on all of our copyrightable intellectual property. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of one or more competitive advantages and decreased revenues.

Despite our efforts to protect our proprietary rights, existing trade secret, copyright, patent and trademark laws afford us only limited protection. Others may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technologies or to deter others from developing similar technologies. Further, monitoring the unauthorized use of our products and other proprietary rights is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our results of operations and reputation.

     CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS.

Other parties have asserted in the past, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, we recently entered into a license to use various interactive voice response and computer telephony integration technologies that required us to make an initial payment and pay future royalties. Further, we have not conducted a search to determine whether the technology we have in our product infringes or misappropriates intellectual property held by other third parties. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which could relate to our products. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights.

Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our results of operations. Any claims, with or without merit, could:

     - be time-consuming;

     - result in costly litigation;

     - divert the efforts of our technical and management personnel;

     - require us to develop alternative technology, thereby resulting in delays and the loss or deferral of revenues;

     - require us to cease marketing application services containing the infringing intellectual property;

     - require us to pay substantial damage awards;

     - damage our reputation; or

     - require us to enter into royalty or licensing agreements which may not be available on acceptable terms, if at all.

In the event a claim against us were successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our revenues, results of operations and competitive position would be harmed.

     WE FACE COMPETITION FROM A BROAD RANGE OF COMPANIES, INCLUDING LARGE AND WELL-ESTABLISHED FIRMS.

The markets for our services and products are rapidly evolving, extremely competitive and subject to rapid technological change.

We consider the primary competitors to The Work Number to be The Frick Company, Jon-Jay Associates and The Sheakley Group of Companies, which are employee benefits cost management service providers offering employment and income verification services. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge. Our human resources and benefits application services business competes with benefits consulting firms, including Towers Perrin LLP and Watson Wyatt & Company, which provide comprehensive packages including benefit plan design, administration and consulting services and automated enrollment services. We also compete with providers of employee self-service applications, including Workscape, Inc., Automatic Data Processing, Inc., PeopleSoft, Inc. and ProAct Technologies Corp.

Many of these companies and other potential competitors have greater name recognition, larger installed client bases and significantly greater financial, technical, marketing and other resources than us. Any such competitor could use those resources to compete effectively against us.

Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could significantly harm our results of operations. Additionally, we may be required to increase spending in response to competition in order to pursue new market opportunities or to invest in research and development efforts, and, as a result, our operating results in the future may be adversely affected. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures we face will not significantly harm our results of operations.

    ANY ACQUISITION THAT WE MAY UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE AND SIGNIFICANTLY HARM OUR RESULTS OF OPERATIONS.

We expect to review opportunities to acquire other businesses that would complement our current products and services, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we have no current agreements or material negotiations underway, except for our agreement to acquire Ti3, we may acquire businesses in the future. If we make any acquisitions, we could issue stock that would dilute existing shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have only limited experience in acquiring other businesses and believe potential acquisitions could involve the following risks:

     - problems assimilating the acquired operations, technologies and products;

     - unanticipated costs associated with the acquisition;

     - diversion of management's attention from our core business;

     - adverse effects on existing business relationships with suppliers, contract manufacturers, customers and industry experts;

     - risks associated with entering markets in which we have no or limited prior experience; and

     - potential loss of the acquired organization's or our own key employees.

We cannot assure you that we would be successful in overcoming problems in connection with such acquisitions, and our inability to do so could significantly harm our revenues and results of operations.

     PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS AND MISSOURI LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, DESPITE THE POSSIBLE BENEFITS TO OUR SHAREHOLDERS.

A number of provisions of our articles of incorporation and bylaws and Missouri law could make it difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions:

     - provide for a classified board of directors;

     - limit the right of shareholders to remove directors or change the size of the board of directors;

     - limit the right of shareholders to fill vacancies on the board of directors;

     - limit the right of shareholders to act by written consent and to call a special meeting of shareholders or propose other actions;

     - provide that the bylaws may be amended only by the majority vote of the board of directors and shareholders will not be able to amend the bylaws without first amending the articles of incorporation;

     - require a higher percentage of shareholders than would otherwise be required to amend, alter, change or repeal certain provisions of our articles of incorporation and bylaws;

     - authorize the issuance of preferred stock with any voting rights, dividend rights, conversion privileges, redemption rights and liquidation rights, and other rights, preferences, privileges, powers, qualifications, limitations or restrictions as may be specified by our board of directors, without shareholder approval; and

     - in the case of Missouri law, restrict specified types of "business combinations" and "control share acquisitions," as well as regulate some tender offers.

These provisions may:

     - have the effect of delaying, deferring or preventing a change in our control despite possible benefits to our shareholders;

     - discourage bids at a premium over the market price of our common stock;
       and

     - harm the market price of our common stock and the voting and other rights of our shareholders.

     OUR STOCK PRICE IS HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY.

The market price of our common stock has been highly volatile, ranging from a high of $41.79 per share to a low of $9.05 during the twelve months ended June 21, 2001. The price could continue to be subject to wide fluctuations due to factors including:

     - actual or anticipated variations in our operating results;

     - announcements of technological innovations or new services by us or our competitors;

     - new services or contracts by us or our competitors;

     - developments with respect to patents, copyrights or proprietary rights;

     - changes in financial estimates by securities analysts;

     - conditions and trends in outsourcing of human resources, benefits and payroll services; and

     - general economic and market conditions.

The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Often these fluctuations have been unrelated or disproportionate to the operating performances of those companies.

Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could also harm employee morale and retention, our access to capital and other aspects of our business.

     BECAUSE OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGET OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.

In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

Our headquarters and executive offices are located in an approximately 38,000 square foot office building located at 1850 Borman Court, St. Louis, Missouri 63146 pursuant to a lease ending in September 2002 with an annual base rental of approximately $413,000, subject to increases for taxes, insurance and operating expenses. We have entered into a lease ending in 2005 for approximately 22,000 square feet of additional office space located near our headquarters with an annual base rental of approximately $226,000, subject to increases for taxes, insurance and operating expenses. We also lease sales offices in Arizona, Georgia, Massachusetts and the District of Columbia. We believe our facilities have been generally well maintained, are in good operating condition and are adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant from time to time in routine lawsuits incidental to our business. Based on the information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol "TALX." The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq National Market for each of the quarters since the beginning of fiscal 2000 through the end of fiscal 2001.

                                                                 HIGH      LOW
                                                                ------    ------
FISCAL 2000:
  First quarter.............................................    $ 5.67    $ 3.93
  Second quarter............................................      5.67      4.16
  Third quarter.............................................      9.37      4.42
  Fourth quarter............................................     13.23      7.41
FISCAL 2001:
  First quarter.............................................    $12.70    $ 7.64
  Second quarter............................................     17.34      9.03
  Third quarter.............................................     28.05     12.72
  Fourth quarter............................................     32.62     18.48

On June 21, 2001, the last reported sale price on the Nasdaq National Market for our common stock was $36.61 per share. As of June 1, 2001, there were approximately 96 holders of record of our common stock.

During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. The following table sets forth dividends declared per share of common stock for the periods indicated:

                                                                DIVIDEND
                                                                --------
FISCAL 2001:
  Second Quarter............................................     $0.02
  Third Quarter.............................................     $0.03
  Fourth Quarter............................................     $0.03

Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition and such other factors as the board may deem relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

This section presents our selected historical financial data and certain additional information. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements, in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected data in this section is not intended to replace the financial statements.

We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended March 31, 2001 from our consolidated financial statements and the related notes, which have been audited by KPMG LLP, independent accountants. The financial information set forth below reflects the classification of the database and document services businesses as discontinued operations.

                                                                                YEARS ENDED MARCH 31,
                                                              ---------------------------------------------------------
                                                                1997        1998        1999        2000        2001
                                                              ---------   ---------   ---------   ---------   ---------
                                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  The Work Number services..................................  $   1,642   $   4,270   $   9,109   $  12,328   $  19,094
  Human resources and benefits application services.........      2,173       2,925       5,126       7,993      10,694
  Customer premises systems.................................     11,013       9,886      10,948      10,835       6,882
  Maintenance and support...................................      3,559       4,192       4,920       4,876       4,417
                                                              ---------   ---------   ---------   ---------   ---------
    Total revenues..........................................     18,387      21,273      30,103      36,032      41,087
                                                              ---------   ---------   ---------   ---------   ---------
Cost of revenues:
  The Work Number services..................................        678       1,807       3,138       3,973       6,179
  Human resources and benefits application services.........        941       2,010       3,225       4,460       6,956
  Customer premises systems.................................      5,560       5,967       7,874       8,388       5,790
  Maintenance and support...................................      1,025       1,325       1,545       1,367       1,275
                                                              ---------   ---------   ---------   ---------   ---------
    Total cost of revenues..................................      8,204      11,109      15,782      18,188      20,200
                                                              ---------   ---------   ---------   ---------   ---------
Gross margin................................................     10,183      10,164      14,321      17,844      20,887
                                                              ---------   ---------   ---------   ---------   ---------
Operating expenses:
  Selling and marketing.....................................      5,902       7,952       8,339       7,820       8,542
  General and administrative................................      2,613       3,496       4,853       5,477       5,609
  Restructuring charge......................................         --          --         496          --          --
                                                              ---------   ---------   ---------   ---------   ---------
    Total operating expenses................................      8,515      11,448      13,688      13,297      14,151
                                                              ---------   ---------   ---------   ---------   ---------
Operating income (loss).....................................      1,668      (1,284)        633       4,547       6,736
Other income (expense), net.................................       (409)        158           8          82         562
Income tax expense (benefit)................................        466        (416)        239       1,862       2,990
                                                              ---------   ---------   ---------   ---------   ---------
Earnings (loss) from continuing operations..................        793        (710)        402       2,767       4,308
                                                              ---------   ---------   ---------   ---------   ---------
Discontinued operations:
  Loss from discontinued operations, net....................       (164)         --          --          --          --
  Gain (loss) on disposal of discontinued operations, net...       (900)       (374)         --         117          37
                                                              ---------   ---------   ---------   ---------   ---------
    Gain (loss) from discontinued operations, net...........     (1,064)       (374)         --         117          37
                                                              ---------   ---------   ---------   ---------   ---------
Earnings (loss) before extraordinary item...................       (271)     (1,084)        402       2,884       4,345
Extraordinary item..........................................       (971)         --          --          --          --
                                                              ---------   ---------   ---------   ---------   ---------
      Net earnings (loss)...................................  $  (1,242)  $  (1,084)  $     402   $   2,884   $   4,345
                                                              =========   =========   =========   =========   =========
Net earnings (loss) per common share(1):
  Basic:
    Continuing operations...................................  $    0.12   $   (0.08)  $    0.05   $    0.30   $    0.46
    Discontinued operations, net............................      (0.16)      (0.04)         --        0.01        0.01
    Extraordinary item......................................      (0.14)         --          --          --          --
                                                              ---------   ---------   ---------   ---------   ---------
      Net earnings (loss)...................................  $   (0.18)  $   (0.12)  $    0.05   $    0.31   $    0.47
                                                              =========   =========   =========   =========   =========
  Diluted:
    Continuing operations...................................  $    0.12   $   (0.08)  $    0.04   $    0.30   $    0.45
    Discontinued operations, net............................      (0.16)      (0.04)         --        0.01          --
    Extraordinary item......................................      (0.14)         --          --          --          --
                                                              ---------   ---------   ---------   ---------   ---------
      Net earnings (loss)...................................  $   (0.18)  $   (0.12)  $    0.04   $    0.31   $    0.45
                                                              =========   =========   =========   =========   =========
  Cash dividends declared per common share..................  $      --   $      --   $      --   $      --   $    0.08
Weighted average number of common shares outstanding:
  Basic(1)..................................................  6,848,550   8,730,779   8,912,219   9,173,954   9,323,571
  Diluted(1)................................................  6,848,550   8,730,779   9,107,067   9,335,059   9,570,156

                                                                                      MARCH 31,
                                                              ---------------------------------------------------------
                                                                1997        1998        1999        2000        2001
                                                              ---------   ---------   ---------   ---------   ---------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...........  $   5,801   $   2,879   $     267   $   6,291   $   9,725
Working capital.............................................     13,351       9,079       8,316      15,158      16,387
Net assets of business held for sale........................        707       1,157         859          --          --
Total assets................................................     24,072      24,121      24,564      30,133      33,995
Total debt..................................................         36          --          --          --          --
Shareholders' equity........................................     20,403      19,508      20,095      23,308      26,145
ADDITIONAL INFORMATION:
Employment records in The Work Number database..............      7,017      13,115      18,285      30,298      43,005
Employment records under contract(2)........................     10,638      17,134      25,831      36,089      52,000

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

(2) Represents aggregate employment records included in The Work Number database and employment records under contract that have not yet been converted to the database.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-K.

OVERVIEW

Our software and services consist of The Work Number services, human resources and benefits application services, the sale of customer premises systems, and maintenance and support services related to those systems. The technologies we use include both interactive web and interactive voice response.

The Work Number services include:

     - The Work Number, our leading employment and income verification service;

     - W-2 eXpress, our new suite of W-2 payroll services; and

     - ePayroll, our new suite of payroll self-service applications.

We derive substantially all our revenues from The Work Number from fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of income history of participating employers' current and former employees. We derive additional revenues from ongoing maintenance fees charged to employers and one-time conversion fees from new employers. Our revenues from W-2 eXpress, and those expected from ePayroll, represent fees charged to clients on a per-employee basis. We first introduced W-2 eXpress in fiscal 2000, with no meaningful revenues generated until the fourth quarter of fiscal 2001. We expect our first clients to begin using ePayroll in our second fiscal quarter of 2002. Costs of revenues related to The Work Number services consist of telecommunications services, personnel and equipment.

Our human resources and benefits application services business consists principally of benefits enrollment services that offer employers and employees a broad range of automated features. In 2000, we began offering eChoice, our advanced benefits enrollment service that provides these features in a standardized package. We maintain a system on our premises that contains a customer database and receives incoming requests for access to the information. Revenues from human resources and benefits application services include fees derived from establishment of the service and fees based on the number of employees or transactions. Costs of revenues related to our human resources and benefits application services consist of personnel, equipment and telecommunications services.

Our customer premises systems business provides interactive web, interactive voice response and computer telephony integration software and services that enable an organization's users to access, input and update information without human assistance. We recognize revenue from hardware sales and software licenses upon shipment. Revenues from implementation services relating to our customer premises systems are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. With the market's acceptance of our application services delivery method, in fiscal 1998 we began to de-emphasize sales of customer premises systems and in fiscal 2000 discontinued sales to new clients. However, we continue to provide maintenance and support services with respect to installed customer premises systems. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement. Costs of revenues related to our customer premises systems consist of personnel, capitalized software amortization and hardware costs of goods sold. Costs of revenues related to maintenance and support consist primarily of personnel costs.

On June 21, 2001 we entered into an agreement to acquire Ti3, Inc., an application service provider primarily for the staffing industry utilizing interactive voice response and Internet technologies. Pursuant to the merger, we expect to initially issue approximately 368,750 shares of our common stock, assuming an issue price of $32.00, disregarding any dissenting shareholders. The actual number of shares we will issue will vary as described in "Business -- Recent Developments." We may issue additional shares of our common stock based upon the performance of Ti3 in the twelve months following the merger. During the year ended March 31, 2001, Ti3 generated revenues of $3.6 million and pre-tax earnings of $172,000.

RESULTS OF OPERATIONS

The following tables set forth our (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our statement of operations as a percentage of revenues for the periods indicated:

                                                                    YEARS ENDED MARCH 31,
                                                                -----------------------------
                                                                 1999       2000       2001
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Revenues:
  The Work Number services..................................    $ 9,109    $12,328    $19,094
  Human resources and benefits application services.........      5,126      7,993     10,694
  Customer premises systems.................................     10,948     10,835      6,882
  Maintenance and support...................................      4,920      4,876      4,417
                                                                -------    -------    -------
     Total revenues.........................................    $30,103    $36,032    $41,087
                                                                =======    =======    =======
Gross margin:
  The Work Number services..................................    $ 5,971    $ 8,355    $12,915
  Human resources and benefits application services.........      1,901      3,533      3,738
  Customer premises systems.................................      3,074      2,447      1,092
  Maintenance and support...................................      3,375      3,509      3,142
                                                                -------    -------    -------
     Total gross margin.....................................    $14,321    $17,844    $20,887
                                                                =======    =======    =======

                                                                      YEARS ENDED MARCH 31,
                                                                  ------------------------------
                                                                  1999         2000         2001
                                                                  ----         ----         ----
Gross margin percentage by revenue category:
  The Work Number services..................................      65.6%        67.8%        67.6%
  Human resources and benefits application services.........      37.1         44.2         35.0
  Customer premises systems.................................      28.1         22.6         15.9
  Maintenance and support...................................      68.6         72.0         71.1

                                                                       YEARS ENDED MARCH 31,
                                                                   -----------------------------
                                                                   1999        2000        2001
                                                                   -----       -----       -----
PERCENTAGE OF TOTAL REVENUES

Revenues:
  The Work Number services..................................        30.3%       34.2%       46.5%
  Human resources and benefits application services.........        17.0        22.2        26.0
  Customer premises systems.................................        36.4        30.1        16.7
  Maintenance and support...................................        16.3        13.5        10.8
                                                                   -----       -----       -----
     Total revenues.........................................       100.0       100.0       100.0
Cost of revenues............................................        52.4        50.5        49.2
                                                                   -----       -----       -----
Gross margin................................................        47.6        49.5        50.8
                                                                   -----       -----       -----
Operating expenses:
  Selling and marketing.....................................        27.8        21.7        20.8
  General and administrative................................        16.1        15.2        13.6
  Restructuring charge......................................         1.6          --          --
                                                                   -----       -----       -----
     Total operating expenses...............................        45.5        36.9        34.4
                                                                   -----       -----       -----
Operating income............................................         2.1        12.6        16.4
Other income, net...........................................          --         0.2         1.4
                                                                   -----       -----       -----
Earnings from continuing operations before income tax
  expense...................................................         2.1        12.8        17.8
Income tax expense..........................................         0.8         5.1         7.3
                                                                   -----       -----       -----
Earnings from continuing operations.........................         1.3         7.7        10.5
Discontinued operations, net................................          --         0.3         0.1
                                                                   -----       -----       -----
Net earnings................................................         1.3%        8.0%       10.6%
                                                                   =====       =====       =====

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

Revenues. Total revenues increased 14.0% to $41.1 million in fiscal 2001 from $36.0 million in fiscal 2000. Revenues from The Work Number services increased 54.9% to $19.1 million in fiscal 2001 from $12.3 million in fiscal 2000, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the year. Revenues from human resources and benefits application services increased 33.8% to $10.7 million in fiscal 2001 from $8.0 million in fiscal 2000, due to the addition of new clients seeking to outsource their non-core functions and to some extent our introduction in April 2000 of eChoice, our advanced benefits enrollment service. Revenues from customer premises systems decreased 36.5% to $6.9 million in fiscal 2001 from $10.8 million in fiscal 2000. This decrease was due to a shift in both our focus and the market from purchasing in-house systems to utilizing our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 9.4% to $4.4 million in fiscal 2001 from $4.9 million in fiscal 2000, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services. We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current year results as we discontinue sales to new clients and continue to emphasize The Work Number services and human resources and benefits application services.

Gross Margin. Gross margin increased 17.1% to $20.9 million in fiscal 2001 from $17.8 million in fiscal 2000. As a percentage of total revenues, gross margin increased to 50.8% in fiscal 2001 from 49.5% in fiscal 2000. The Work Number services gross margin increased 54.6% to $12.9 million, or 67.6% of corresponding revenue, in fiscal 2001 from $8.4 million, or 67.8% of corresponding revenue in fiscal 2000. The increase in gross margin was due primarily to revenue increases. The gross margin percentage was maintained as costs related to personnel and infrastructure increased in conjunction with increased revenue during fiscal 2001. Human resources and benefits application services gross margin increased 5.8% to $3.7 million in fiscal 2001 from $3.5 million in fiscal 2000, but as a percentage of corresponding revenue, decreased to 35.0% in fiscal 2001 from 44.2% in fiscal 2000. This decrease in gross margin percentage is principally due to costs associated with transitioning personnel from our customer premises systems business in anticipation of possible future growth in human resources and benefits application services. Customer premises systems gross margin decreased 55.4% to $1.1 million, or 15.9% of corresponding revenue, in fiscal 2001 from $2.4 million, or 22.6% of corresponding revenue, in fiscal 2000, as revenues declined. The decrease in gross margin percentage is due to certain fixed costs that remain as we shift our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin decreased 10.5% to $3.1 million, or 71.1% of corresponding revenue, in fiscal 2001, from $3.5 million, or 72.0% of corresponding revenue, in fiscal 2000 due to lower revenues caused by a shrinking client base and slightly higher personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 9.2% to $8.5 million in fiscal 2001 from $7.8 million in fiscal 2000. The increase in expense reflects the expansion of our sales and marketing efforts. As a percentage of revenues, such expenses decreased to 20.8% in fiscal 2001 from 21.7% in fiscal 2000. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 2.4% to $5.6 million in fiscal 2001 from $5.5 million in fiscal 2000. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 13.6% in fiscal 2001 from 15.2% in fiscal 2000. The decrease in general and administrative expenses as a percentage of revenues is due to the greater operating efficiencies resulting from higher revenues.

Other Income, Net. Other income increased to $562,000 in fiscal 2001 from $82,000 in fiscal 2000, due to interest income earned on a higher level of invested funds.

Income Tax Expense. Our effective income tax rate was 41.0% in fiscal 2001 and 40.2% in fiscal 2000. The increase in effective tax rate is due to higher state tax rates and the expiration of certain tax credit carryforwards.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

Revenues. Total revenues increased 19.7% to $36.0 million in fiscal 2000 from $30.1 million in fiscal 1999. Revenues from The Work Number services increased 35.3% to $12.3 million in fiscal 2000 from $9.1 million in fiscal 1999, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing and an increase in pricing during the period. Revenues from human resources and benefits application services increased 55.9% to $8.0 million in fiscal 2000 from $5.1 million in fiscal 1999, due to the addition of new clients seeking to outsource their non-core functions, and an increase in pricing during the period. Revenues from customer premises systems decreased 1.0% to $10.8 million in fiscal 2000 from $10.9 million in fiscal 1999. This decrease was due to our decision in fiscal 2000 to discontinue sales of customer premises systems to new clients. Revenues from maintenance and support related to the customer premises systems remained constant at $4.9 million for fiscal 2000 and 1999, reflecting the support provided to an increased installed base of customer premises systems, offset by the cancellation of maintenance on older systems.

Gross Margin. Gross margin increased 24.6% to $17.8 million in fiscal 2000 from $14.3 million in fiscal 1999. As a percentage of total revenues, gross margin increased to 49.5% in fiscal 2000 from 47.6% in fiscal 1999. The Work Number services gross margin increased 39.9% to $8.4 million, or 67.8% of corresponding revenue, in fiscal 2000 from $6.0 million, or 65.6% of corresponding revenue, in fiscal 1999, as revenues increased. This increase in gross margin percentage was due to growth in our personnel and infrastructure costs at a slower rate than our revenue growth. Human resources and benefits application services gross margin increased 85.8% to $3.5 million, or 44.2% of corresponding revenue, in fiscal 2000 from $1.9 million, or 37.1% of corresponding revenue, in fiscal 1999. This increase was primarily due to a price increase that we implemented during fiscal 2000 without a corresponding increase in cost. Customer premises systems gross margin decreased 20.4% to $2.4 million, or 22.6% of corresponding revenue, in fiscal 2000 from $3.1 million, or 28.1% of corresponding revenue, in fiscal 1999, due to certain fixed costs that remain as we shift our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin increased 4.0% to $3.5 million, or 72.0% of corresponding revenue, in fiscal 2000 from $3.4 million, or 68.6% of corresponding revenue, in fiscal 1999. These increases are due to greater operating efficiencies resulting from the transition of some personnel to our other products and services and lower cost of hardware components.

Selling and Marketing Expenses. Selling and marketing expenses decreased 6.2% to $7.8 million in fiscal 2000 from $8.3 million in fiscal 1999. These decreases reflect our restructuring efforts during the third quarter of fiscal 1999, which included a workforce reduction and the closing of several regional sales offices. As a percentage of revenues, such expenses decreased to 21.7% in fiscal 2000 from 27.8% in fiscal 1999.

General and Administrative Expenses. General and administrative expenses increased 12.9% to $5.5 million in fiscal 2000 from $4.9 million in fiscal 1999. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 15.2% in fiscal 2000 from 16.1% in fiscal 1999. The decrease in general and administrative expenses as a percentage of revenues is due to greater operating efficiencies resulting from higher revenue.

Restructuring Charge. During the third quarter of fiscal 1999, we reorganized our sales and delivery operations to focus on our application services businesses and de-emphasized our customer premises systems business line. In conjunction with the restructuring, we reduced our workforce by approximately 8% and closed several regional sales offices. As a result of these actions, we incurred pre-tax restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs.

Other Income, Net. Interest income increased 54.5% to $85,000 in fiscal 2000 from $55,000 in fiscal 1999. The increase is due to a higher average level of invested funds during the year. Interest expense decreased 93.0% to $4,000 in fiscal 2000 from $57,000 in fiscal 1999. This decrease is due to the limited usage of the line of credit during fiscal 2000 compared to fiscal 1999.

Income Tax Expense. Our effective income tax rate was 40.2% in fiscal 2000 and 37.3% in fiscal 1999. The increase in effective tax rate is due to higher state tax rates and the expiration of certain tax credit carryforwards.

DISCONTINUED OPERATIONS

In August 1996, we determined to divest our database and document services businesses and, accordingly, reflected the results of operations of such businesses as discontinued operations. A provision of $350,000 was made as of June 30, 1996, to reflect the anticipated loss from operations until the time of disposal. On January 31, 1997, we sold substantially all of the assets of the document services business to Sterling Direct, Inc., the largest customer of the division. The sales price, after giving effect to the post-closing adjustments, was $1,241,000. The net assets sold totaled approximately $566,000. As of March 31, 1997 and 1998, we provided additional provisions for loss, net of tax, in the amount of $550,000 and $374,000, respectively.

Effective March 31, 2000, we sold substantially all of the assets, net of liabilities, of the database services business to WPZ Holdings, Inc., the parent company of one of the division's largest customers. The sales price was $1,273,000. We realized pre-tax and after-tax gains of $187,000 and $117,000, respectively.

During the quarter ended September 30, 2000, we concluded all transition-related activity for the database services business. Completing this transition ahead of schedule resulted in a savings of $61,000 of the transition reserve. Therefore, we realized pre-tax and after-tax gains of $61,000 and $37,000, respectively.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth (1) specified unaudited statement of operations data for each of the four quarters in fiscal 2000 and 2001, (2) the gross margin percentage for each of our revenue categories, and (3) operating data expressed as a percentage of our total revenues. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. We believe that quarter-to-quarter comparisons of our financial results should not necessarily be relied upon as an indication of future performance.

                                                                             QUARTERS ENDED
                                        -----------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                          1999       1999        1999       2000        2000       2000        2000       2001
                                        --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  The Work Number services...........    $2,635     $2,822      $3,147     $3,724      $4,132     $4,531      $4,635     $5,796
  Human resources and benefits
    application services.............     1,155      2,143       2,974      1,721       2,061      2,806       3,490      2,338
  Customer premises systems..........     3,151      2,409       2,594      2,681       2,127      2,347       1,558        849
  Maintenance and support............     1,262      1,280       1,210      1,124       1,142      1,113       1,070      1,091
                                         ------     ------      ------     ------      ------     ------      ------     ------
    Total revenues...................     8,203      8,654       9,925      9,250       9,462     10,797      10,753     10,074
                                         ------     ------      ------     ------      ------     ------      ------     ------
Gross margin:
  The Work Number services...........     1,730      1,906       2,143      2,575       2,841      2,991       3,183      3,900
  Human resources and benefits
    application services.............       433      1,140       1,471        489         756        885       1,481        618
  Customer premises systems..........       972        408         459        608         177        906         489       (482)
  Maintenance and support............       925        942         860        783         802        778         751        810
                                         ------     ------      ------     ------      ------     ------      ------     ------
    Total gross margin...............     4,060      4,396       4,933      4,455       4,576      5,560       5,904      4,846
                                         ------     ------      ------     ------      ------     ------      ------     ------
Operating expenses:
  Selling and marketing..............     1,883      1,939       2,068      1,931       2,055      2,144       2,249      2,094
  General and administrative.........     1,384      1,300       1,427      1,364       1,368      1,500       1,566      1,175
                                         ------     ------      ------     ------      ------     ------      ------     ------
    Total operating expenses.........     3,267      3,239       3,495      3,295       3,423      3,644       3,815      3,269
                                         ------     ------      ------     ------      ------     ------      ------     ------
Operating income.....................       793      1,157       1,438      1,160       1,153      1,916       2,089      1,577
                                         ======     ======      ======     ======      ======     ======      ======     ======
Gain from discontinued operations,
  net................................        --         --          --        117          --         36          --         --
                                         ======     ======      ======     ======      ======     ======      ======     ======
Net earnings.........................    $  486     $  714      $  899     $  785      $  741     $1,248      $1,321     $1,035
                                         ======     ======      ======     ======      ======     ======      ======     ======
Basic and diluted earnings per share:
  Earnings from continuing
    operations.......................    $ 0.05     $ 0.08      $ 0.10     $ 0.07      $ 0.08     $ 0.13      $ 0.14     $ 0.11
  Gain from discontinued operations,
    net..............................        --         --          --       0.01          --       0.01          --         --
                                         ------     ------      ------     ------      ------     ------      ------     ------
    Net earnings.....................    $ 0.05     $ 0.08      $ 0.10     $ 0.08      $ 0.08     $ 0.14      $ 0.14     $ 0.11
                                         ======     ======      ======     ======      ======     ======      ======     ======

                                                                             QUARTERS ENDED
                                        -----------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                          1999       1999        1999       2000        2000       2000        2000       2001
                                        --------   ---------   --------   ---------   --------   ---------   --------   ---------
Gross margin percentage by revenue
  category:
  The Work Number services...........      65.7%      67.5%       68.1%      69.1%       68.8%      66.0%       68.7%      67.3%
  Human resources and benefits
    application services.............      37.5       53.2        49.5       28.4        36.7       31.5        42.4       26.4
  Customer premises systems..........      30.8       16.9        17.7       22.7         8.3       38.6        31.4      (56.8)
  Maintenance and support............      73.3       73.6        71.1       69.7        70.2       69.9        70.2       74.2

                                                                             QUARTERS ENDED
                                        -----------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                          1999       1999        1999       2000        2000       2000        2000       2001
                                        --------   ---------   --------   ---------   --------   ---------   --------   ---------
PERCENTAGE OF TOTAL REVENUES:
Revenues:
  The Work Number services...........      32.1%      32.6%       31.7%      40.3%       43.7%      42.0%       43.1%      57.5%
  Human resources and benefits
    application services.............      14.1       24.8        30.0       18.6        21.8       26.0        32.5       23.3
  Customer premises systems..........      38.4       27.8        26.1       29.0        22.4       21.7        14.4        8.4
  Maintenance and support............      15.4       14.8        12.2       12.1        12.1       10.3        10.0       10.8
                                         ------     ------      ------     ------      ------     ------      ------     ------
    Total revenues...................     100.0      100.0       100.0      100.0       100.0      100.0       100.0      100.0
Cost of revenues.....................      50.5       49.2        50.3       51.8        51.6       48.5        45.1       51.9
                                         ------     ------      ------     ------      ------     ------      ------     ------
Gross margin.........................      49.5       50.8        49.7       48.2        48.4       51.5        54.9       48.1
                                         ------     ------      ------     ------      ------     ------      ------     ------
Operating expenses:
  Selling and marketing..............      23.0       22.4        20.8       20.9        21.7       19.9        20.9       20.8
  General and administrative.........      16.8       15.0        14.4       14.7        14.5       13.9        14.6       11.6
                                         ------     ------      ------     ------      ------     ------      ------     ------
    Total operating expenses.........      39.8       37.4        35.2       35.6        36.2       33.8        35.5       32.4
                                         ------     ------      ------     ------      ------     ------      ------     ------
Operating income.....................       9.7       13.4        14.5       12.6        12.2       17.7        19.4       15.7
                                         ======     ======      ======     ======      ======     ======      ======     ======
Gain from discontinued operations,
  net................................        --         --          --        1.3          --        0.3          --         --
                                         ======     ======      ======     ======      ======     ======      ======     ======
Net earnings.........................       5.9%       8.3%        9.1%       8.5%        7.8%      11.5%       12.3%      10.3%
                                         ======     ======      ======     ======      ======     ======      ======     ======

Our revenues, margins and operating results have fluctuated in the past, and are likely to continue to fluctuate in the future, on an annual and quarterly basis, as a result of a number of factors, most of which are outside of our control, as discussed in "Risk Factors -- Our quarterly and annual operating results may fluctuate significantly, which could cause our stock price to decline significantly."

Revenues from human resources and benefits application services are seasonally higher during the second and third quarters of our fiscal year due to the nature of the services being provided. Our second and third fiscal quarters correspond to the third and fourth calendar quarters. We believe many of our clients permit employees to update their benefit choices only annually, in most cases during the last calendar quarter. We expect revenues generated from our new W-2 eXpress service will be particularly affected by seasonality, as revenue relating to this service should principally be earned in our fourth fiscal quarter. Our revenues have increased on a quarter-by-quarter comparison in fiscal 2001 over fiscal 2000 due to the addition of new clients seeking to outsource non-core functions.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operations.

Our working capital was $15.2 million at March 31, 2000 and $16.4 million at March 31, 2001. Total working capital increased in fiscal 2001 due principally to our earnings for the year.

Our accounts receivable decreased from $8.0 million at March 31, 2000 to $7.4 million at March 31, 2001. The decrease was due to improved account collections, offset by increased revenues in the fourth quarter of fiscal 2001 compared to 2000. As a percentage of our total revenues for the fourth quarter of each fiscal year, accounts receivable at fiscal year-end decreased from 86% at March 31, 2000, to 74% at March 31, 2001 as a result of improved account collections.

Our capital expenditures, principally purchases of computer equipment, were $1.8 million in fiscal 2001. At March 31, 2001, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase slightly during the next fiscal year.

In November 1998, our board of directors authorized us to repurchase up to 350,000 shares of our stock in the open market over the following two-year period. In November 2000, this program expired; thereafter, our board of directors authorized a new program allowing us to repurchase up to 400,000 shares of our stock in the open market over the following two-year period. During fiscal 2001, we repurchased 112,500 shares for $1.9 million, consisting of 102,500 under the 1998 plan and 10,000 under the 2000 plan. Cumulative shares repurchased amount to 202,587 under the 1998 plan and 10,000 under the 2000 plan. Except for the 3,251 shares remaining in the treasury at March 31, 2001, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

In the second quarter of fiscal 2001, we began paying quarterly dividends on our common stock, declaring a total of approximately $754,000 in dividends during each of the last three quarters of fiscal 2001.

We believe that our working capital, together with our anticipated cash flows from operations, should be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We have a $5,000,000 line of credit facility with a commercial bank, all of which was available at March 31, 2001. Outstanding borrowings, if any, bear interest at London Inter-Bank Overnight Rate plus 2.25% and will be secured by accounts receivable and inventory. The credit facility expires March 31, 2002.

Subsequent to the end of fiscal year 2001, we filed a registration statement with the Securities and Exchange Commission relating to the proposed public offering of 2,740,000 shares of our common stock, including 240,000 shares of selling shareholders. We also intend to grant an over-allotment option to the underwriters covering 411,000 shares. We intend to use the proceeds of the offering for general corporate purposes, which may include potential acquisitions. The registration statement has not yet become effective, and we may not sell, nor may we accept offers to buy, the securities prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. When available, a written prospectus pertaining to the offering may be obtained from CIBC World Markets, One World Financial Center, 200 Liberty Street, New York, New York 10281 or from Adams, Harkness & Hill, Inc., 60 State Street, Boston, Massachusetts 02109. We cannot assure you that such offering will be completed on favorable terms, if at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a short-term investment portfolio consisting of federal agency debt obligations. These available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Our current line of credit facility with a commercial bank provides for borrowings that bear interest at LIBOR plus 2.25%. We had no borrowings outstanding under this line of credit at March 31, 2001. We currently believe that the effect, if any, of changes in interest rates on our financial position, results of operations and cash flows would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
TALX CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL
  STATEMENTS:

Report of KPMG LLP, Independent Auditors....................   30

Consolidated Balance Sheets as of March 31, 2000 and
  2001......................................................   31

Consolidated Statements of Operations for the years ended
  March 31, 1999, 2000 and 2001.............................   32

Consolidated Statements of Shareholders' Equity for the
  years ended March 31, 1999, 2000 and 2001.................   33

Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 2000 and 2001.............................   34

Notes to Consolidated Financial Statements..................   35

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
TALX Corporation:

We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TALX Corporation and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

St. Louis, Missouri
April 20, 2001, except for note 16, which is as of June 21, 2001, and for note 17, which is as of June 22, 2001.

                       TALX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                 MARCH 31,
                                                             ------------------
                                                              2000       2001
                                                             -------    -------
ASSETS
Current assets:
  Cash and cash equivalents................................. $ 3,276    $ 5,167
  Short-term investments....................................   3,015      4,558
  Accounts receivable, net..................................   7,980      7,407
  Inventories...............................................     832        627
  Work in progress, less progress billings..................   2,684      2,905
  Prepaid expenses and other current assets.................   2,404      2,313
  Deferred tax assets, net..................................     624        159
                                                             -------    -------
     Total current assets...................................  20,815     23,136
Property and equipment, net.................................   5,777      5,160
Capitalized software development costs, net of amortization
  of $4,762 in 2000 and $5,620 in 2001......................   3,401      4,007
Other assets................................................     140      1,692
                                                             -------    -------
                                                             $30,133    $33,995
                                                             =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $   803    $   495
  Accrued expenses and other liabilities....................   2,737      4,670
  Dividends payable.........................................      --        282
  Income taxes payable......................................      87         24
  Progress billings in excess of work in progress...........     931        403
  Deferred revenue..........................................   1,099        875
                                                             -------    -------
     Total current liabilities..............................   5,657      6,749
Deferred tax liabilities, net...............................   1,168      1,101
                                                             -------    -------
     Total liabilities......................................   6,825      7,850
                                                             -------    -------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized 5,000,000
     shares and no shares issued or outstanding at March 31,
     2000 and 2001..........................................      --         --
  Common stock, $0.01 par value; authorized 30,000,000
     shares, issued and outstanding 5,616,448 shares at
     March 31, 2000 and 9,404,439 shares at March 31,
     2001...................................................      56         94
  Additional paid-in capital................................  23,978     34,288
  Accumulated deficit.......................................    (726)    (8,205)
Accumulated other comprehensive income:
  Unrealized gain on securities classified as available for
     sale, net of tax of $22................................      --         35
  Treasury stock, at cost, no shares at March 31, 2000 and
     3,251 shares at March 31, 2001.........................      --        (67)
                                                             -------    -------
     Total shareholders' equity.............................  23,308     26,145
                                                             -------    -------
                                                             $30,133    $33,995
                                                             =======    =======

See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                        YEARS ENDED MARCH 31,
                                                                --------------------------------------
                                                                   1999          2000          2001
                                                                ----------    ----------    ----------
Revenues:
  The Work Number services..................................    $    9,109    $   12,328    $   19,094
  Human resources and benefits application services.........         5,126         7,993        10,694
  Customer premises systems.................................        10,948        10,835         6,882
  Maintenance and support...................................         4,920         4,876         4,417
                                                                ----------    ----------    ----------
    Total revenues..........................................        30,103        36,032        41,087
                                                                ----------    ----------    ----------
Cost of revenues:
  The Work Number services..................................         3,138         3,973         6,179
  Human resources and benefits application services.........         3,225         4,460         6,956
  Customer premises systems.................................         7,874         8,388         5,790
  Maintenance and support...................................         1,545         1,367         1,275
                                                                ----------    ----------    ----------
    Total cost of revenues..................................        15,782        18,188        20,200
                                                                ----------    ----------    ----------
    Gross margin............................................        14,321        17,844        20,887
                                                                ----------    ----------    ----------
Operating expenses:
  Selling and marketing.....................................         8,339         7,820         8,542
  General and administrative................................         4,853         5,477         5,609
  Restructuring charge......................................           496            --            --
                                                                ----------    ----------    ----------
    Total operating expenses................................        13,688        13,297        14,151
                                                                ----------    ----------    ----------
    Operating income........................................           633         4,547         6,736
                                                                ----------    ----------    ----------
Other income, net:
  Interest income...........................................            55            85           539
  Interest expense..........................................           (57)           (4)           --
  Other, net................................................            10             1            23
                                                                ----------    ----------    ----------
    Total other income, net.................................             8            82           562
                                                                ----------    ----------    ----------
    Earnings from continuing operations before income tax
      expense...............................................           641         4,629         7,298
Income tax expense..........................................           239         1,862         2,990
                                                                ----------    ----------    ----------
  Earnings from continuing operations.......................           402         2,767         4,308
                                                                ----------    ----------    ----------
Discontinued operations:
  Gain on disposal of discontinued operations, net..........            --           117            37
                                                                ----------    ----------    ----------
  Net earnings..............................................    $      402    $    2,884    $    4,345
                                                                ==========    ==========    ==========
Basic earnings per share:
  Earnings from continuing operations.......................    $     0.05    $     0.30    $     0.46
  Gain on disposal of discontinued operations, net..........            --          0.01          0.01
                                                                ----------    ----------    ----------
    Net earnings............................................    $     0.05    $     0.31    $     0.47
                                                                ==========    ==========    ==========
Diluted earnings per share:
  Earnings from continuing operations.......................    $     0.04    $     0.30    $     0.45
  Gain on disposal of discontinued operations, net..........            --          0.01            --
                                                                ----------    ----------    ----------
    Net earnings............................................    $     0.04    $     0.31    $     0.45
                                                                ==========    ==========    ==========
Weighted average number of common shares outstanding:
  Basic.....................................................     8,912,219     9,173,954     9,323,571
  Diluted...................................................     9,107,067     9,335,059     9,570,156

See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1999, 2000, AND 2001
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                          ACCUMULATED
                                              ADDITIONAL                     OTHER                                      TOTAL
                                     COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   TREASURY   COMPREHENSIVE   SHAREHOLDERS'
                                     STOCK     CAPITAL       DEFICIT        INCOME        STOCK        INCOME          EQUITY
                                     ------   ----------   -----------   -------------   --------   -------------   -------------
Balance at March 31, 1998..........   $53      $23,225       $(3,770)         $--        $    --                       $19,508
Net earnings and total
  comprehensive income.............    --           --           402           --             --       $  402              402
                                                                                                       ======
Repurchase of 41,587 shares of
  common stock.....................    --           --            --           --           (234)                         (234)
Issuance of 40,033 shares of common
  stock and 10,855 shares of
  treasury stock upon exercise of
  stock options....................     1          134           (44)          --             56                           147
Issuance of 31,470 shares of common
  stock and 29,784 shares of
  treasury stock under employee
  stock purchase plan..............    --          120           (20)          --            172                           272
Issuance of 117,482 shares of
  common stock upon exercise of
  warrants.........................     1           (1)           --           --             --                            --
                                      ---      -------       -------          ---        -------                       -------
Balance at March 31, 1999..........    55       23,478        (3,432)          --             (6)                       20,095
Net earnings and total
  comprehensive income.............    --           --         2,884           --             --       $2,884            2,884
                                                                                                       ======
Repurchase of 58,500 shares of
  common stock.....................    --           --            --           --           (481)                         (481)
Issuance of 61,065 shares of common
  stock and 41,598 shares of
  treasury stock upon exercise of
  stock options....................     1          271          (143)          --            329                           458
Issuance of 29,959 shares of common
  stock and 17,850 shares of
  treasury stock under employee
  stock purchase plan..............    --          229           (35)          --            158                           352
Issuance of 20,407 shares of common
  stock upon exercise of
  warrants.........................    --           --            --           --             --                            --
                                      ---      -------       -------          ---        -------                       -------
Balance at March 31, 2000..........    56       23,978          (726)          --             --                        23,308
Net earnings.......................    --           --         4,345           --             --       $4,345            4,345
Net unrealized gain on marketable
  equity securities................    --           --            --           35             --           35               35
                                      ---      -------       -------          ---        -------       ------          -------
Total comprehensive income.........                                                                    $4,380
                                                                                                       ======
Repurchase of 112,500 shares of
  common stock.....................    --           --            --           --         (1,928)                       (1,928)
Issuance of 42,293 shares of common
  stock and 90,867 shares of
  treasury stock upon exercise of
  stock options....................     1          193        (1,167)          --          1,560                           587
Issuance of 13,316 shares of common
  stock and 19,286 shares of
  treasury stock under employee
  stock purchase plan..............    --          218           (34)          --            301                           485
Issuance of 39,895 shares of common
  stock upon exercise of
  warrants.........................    --           --            --           --             --                            --
Issuance of 563,935 shares of
  common stock and 838 shares of
  treasury stock upon 10% stock
  dividend.........................     6        9,863        (9,869)          --             --                            --
Issuance of 3,128,552 shares of
  common stock and 66 shares of
  treasury stock upon 3-for-2 stock
  split............................    31          (31)           --           --             --                            --
Income tax benefit from stock
  options exercised................    --           67            --           --             --                            67
Cash dividends ($0.08 per share)...    --           --          (754)          --             --                          (754)
                                      ---      -------       -------          ---        -------                       -------
Balance at March 31, 2001..........   $94      $34,288       $(8,205)         $35        $   (67)                      $26,145
                                      ===      =======       =======          ===        =======                       =======

See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED MARCH 31,
                                                                ---------------------------
                                                                 1999       2000      2001
                                                                -------    ------    ------
Cash flows from operating activities:
  Net earnings..............................................    $   402    $2,884    $4,345
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................      3,071     4,145     4,615
     Discontinued operations, net...........................        298       859        --
     Deferred taxes.........................................        239     1,800       398
     Change in assets and liabilities:
       Accounts receivable..................................        (50)   (1,428)      573
       Inventories..........................................        190       430       205
       Work in progress, less progress billings.............     (1,250)      486      (221)
       Prepaid expenses and other current assets............       (531)   (1,105)       91
       Other assets.........................................        (66)      (68)   (1,552)
       Accounts payable.....................................       (703)     (272)     (308)
       Accrued expenses and other liabilities...............        (21)    1,056     1,933
       Income taxes payable.................................         --        87       (18)
       Progress billings in excess of work in progress......        412       343      (528)
       Deferred revenue.....................................        168       (26)     (224)
                                                                -------    ------    ------
          Net cash provided by operating activities.........      2,159     9,191     9,309
                                                                -------    ------    ------
Cash flows from investing activities:
  Additions to property and equipment.......................     (3,399)   (1,678)   (1,819)
  Capitalized software development costs....................     (1,557)   (1,818)   (2,766)
  Proceeds from maturity of short-term investments..........         --        --     3,000
  Purchases of short-term investments.......................         --    (3,015)   (4,505)
                                                                -------    ------    ------
          Net cash used in investing activities.............     (4,956)   (6,511)   (6,090)
                                                                -------    ------    ------
Cash flows from financing activities:
  Dividends paid............................................         --        --      (472)
  Issuance of common stock..................................        419       810     1,072
  Repurchase of common stock................................       (234)     (481)   (1,928)
                                                                -------    ------    ------
          Net cash provided by (used in) financing
            activities......................................        185       329    (1,328)
                                                                -------    ------    ------
          Net increase (decrease) in cash and cash
            equivalents.....................................     (2,612)    3,009     1,891
Cash and cash equivalents at beginning of year..............      2,879       267     3,276
                                                                -------    ------    ------
Cash and cash equivalents at end of year....................    $   267    $3,276    $5,167
                                                                =======    ======    ======

See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business

TALX Corporation is the leading provider of automated employment and income verification services and a leader in providing outsourced employee self-service applications. We use interactive web and interactive voice response software and other technologies to enable an organization's employees, managers and other authorized users to access, input and update payroll, benefits and other employment-related information. Our services and software are designed to enhance service levels, improve productivity and reduce costs by automating historically labor-intensive, paper-based processes and enabling users to perform self-service transactions. Our clients are typically large organizations, including approximately 150 of the Fortune 500 and government agencies.

     (b) Principles of Consolidation

The consolidated financial statements include the accounts of TALX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

     (d) Short-term Investments

Short-term investments at March 31, 2000 and 2001, consist of U.S. government agency debt instruments. We classify our debt and marketable equity securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. All other securities are classified as available-for-sale. All of our securities were classified as available-for-sale at March 31, 2000 and 2001. Interest income is recognized when earned. Debt securities classified as available-for-sale are stated at market value.

     (e) Inventories

Inventories are stated at the lower of cost (average) or market. Inventories consist primarily of hardware and spare parts.

     (f) Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or lease term.

     (g) Product Development and Capitalized Software Development Costs

Product development costs are charged to operations as incurred. Software development costs are expensed as incurred until technological feasibility is achieved, after which they are capitalized on a product-by-product basis. Amortization of capitalized software development costs is computed using the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software development costs starts when the product is available for general release to clients.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

     (h) Revenue Recognition, Work in Progress and Progress Billings

Revenues from The Work Number are recognized from fees charged to users for verifications of employment history and income, and from maintenance and employer conversion fees. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Application services revenue is recognized as the services are provided. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred maintenance revenue represents the unearned portion of maintenance fees.

     (i) Concentration of Credit Risk

We sell our services and software in a variety of industries. No client represented over 10% of revenues in fiscal 1999, 2000 or 2001. We perform periodic credit evaluations of our clients' financial condition and generally do not require collateral; however, we maintain a security interest in hardware until payment is received. Credit losses from clients have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

     (j) Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k) Fair Value of Financial Instruments

We disclose estimated fair values for our financial instruments. A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity.

     (l) Stock Option Plans

We record stock-based compensation over the vesting period for the difference between the quoted market price of an award at the date of grant and the exercise price of the option, if any. We provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and later years as if the fair-value-based method had been applied.

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

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

     (n) Net Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share.

     (o) Reclassifications

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

(2) RESTRUCTURING CHARGE

During the quarter ended December 31, 1998, we reorganized our sales and delivery operations and refocused our product line related to our customer premises systems business. In conjunction with the reorganization, we reduced our workforce by approximately 8% and closed certain regional sales offices. As a result of these actions, we incurred restructuring charges of $318,000 related to employee severance costs and $178,000 of other costs. These items are reflected in the line item "restructuring charge" on the statement of operations for the year ended March 31, 1999 and no amounts remain on the balance sheets at March 31, 2000 and 2001.

(3) DISCONTINUED OPERATIONS

Effective March 31, 2000, we sold all of the assets, net of liabilities, of the database services business to WPZ Holdings, Inc., the parent company of one of the division's largest customers. The sales price was $1,273,000, which represented the current book value of the net assets sold. We realized pre-tax and after-tax gains of $187,000 and $117,000, respectively. While the effective date of the transaction was March 31, 2000, cash settlement occurred April 5, 2000. At March 31, 2000, the receivable for the sales price is included in prepaid expenses and other current assets.

During the quarter ended September 30, 2000, we concluded all transition-related activity for the database services business. Completing this transition ahead of schedule resulted in a savings of $61,000 of the transition reserve. Therefore, we realized pre-tax and after-tax gains of $61,000 and $37,000, respectively.

The results of operations for the database business for the years ended March 31, 1999, 2000 and 2001 were as follows:

                                                              MARCH 31,
                                                       ------------------------
                                                        1999      2000     2001
                                                       ------    ------    ----
                                                            (IN THOUSANDS)
Revenues...........................................    $4,075    $4,800    $--
                                                       ======    ======    ===
Gain on disposal...................................        --       187     61
Income tax expense.................................        --        70     24
                                                       ------    ------    ---
  Gain on disposal, net............................        --       117     37
                                                       ------    ------    ---
  Net earnings.....................................    $   --    $  117    $37
                                                       ======    ======    ===

As of March 31, 2000 and 2001 there were no assets or liabilities related to the database business on the balance sheets.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

(4) ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      2001
                                                              ------    ------
                                                               (IN THOUSANDS)
Accounts receivable.......................................    $8,350    $7,632
Less allowance for doubtful accounts......................       370       225
                                                              ------    ------
                                                              $7,980    $7,407
                                                              ======    ======

Billings to customers are made in accordance with the terms of the individual contracts.

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  RANGE OF
                                                 ESTIMATED          MARCH 31,
                                                USEFUL LIVES    ------------------
                                                 (IN YEARS)      2000       2001
                                                ------------    -------    -------
                                                                  (IN THOUSANDS)
Computer equipment..........................      3-5           $ 6,510    $ 5,611
Office furniture and equipment..............      5-10            1,339        970
External software...........................      3-5             1,128      1,303
Leasehold improvements......................      3-10            3,206      3,667
                                                                -------    -------
                                                                 12,183     11,551
Less accumulated depreciation and
  amortization..............................                      6,406      6,391
                                                                -------    -------
                                                                $ 5,777    $ 5,160
                                                                =======    =======

(6) PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs and amortization of capitalized software development costs for the years ended March 31, 1999, 2000 and 2001 were as follows:

                                                             MARCH 31,
                                                     --------------------------
                                                      1999      2000      2001
                                                     ------    ------    ------
                                                           (IN THOUSANDS)
Product development costs charged to general and
  administrative expenses........................    $  462    $  369    $  405
                                                     ======    ======    ======
Amortization of capitalized software development
  costs charged to cost of revenues..............    $1,573    $2,239    $2,159
                                                     ======    ======    ======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

(7) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities for the years ended March 31, 2000 and 2001 consist of the following:

                                                                 MARCH 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Accrued compensation and benefits...........................  $1,864   $2,500
Accrued license costs.......................................      --    1,512
Other.......................................................     873      658
                                                              ------   ------
                                                              $2,737   $4,670
                                                              ======   ======

(8) FINANCING ARRANGEMENTS

We have a $5,000,000 line of credit facility with a commercial bank. Outstanding borrowings, if any, will bear interest at LIBOR plus 2.25% and are secured by accounts receivable and inventory. During fiscal year ended March 31, 2000, the average outstanding borrowings under this facility were $51,000, with a maximum balance outstanding of $471,000. During the fiscal year ended March 31, 2001 there were no borrowings against this facility. There were no outstanding balances at March 31, 2000 and 2001.

(9) LEASES

We have non-cancelable operating leases, primarily for office space and office equipment, that expire through fiscal 2006 and provide for purchase or renewal options. Total rent expense for operating leases, including contingent rentals, was $932,000, $1,063,000 and $1,360,000 in 1999, 2000 and 2001, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2001 are as follows:

                                                              (IN THOUSANDS)
Fiscal Year:
  2002......................................................      $1,390
  2003......................................................         968
  2004......................................................         382
  2005......................................................         251
  2006......................................................          95
                                                                  ------
     Total minimum lease payments...........................      $3,086
                                                                  ======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

(10) INCOME TAXES

Income tax expense consists of the following:

                                                             MARCH 31,
                                                      ------------------------
                                                      1999     2000      2001
                                                      ----    ------    ------
                                                           (IN THOUSANDS)
Current:
  Federal.........................................    $ --    $   52    $2,188
  State and local.................................      --        11       404
Deferred:
  Federal.........................................     209     1,510       336
  State and local.................................      30       289        62
                                                      ----    ------    ------
     Income tax expense before discontinued
       operations.................................     239     1,862     2,990
Discontinued operations...........................      --        70        24
                                                      ----    ------    ------
       Total income tax expense...................    $239    $1,932    $3,014
                                                      ====    ======    ======

Income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to earnings from continuing operations before income tax expense as a result of the following:

                                                             MARCH 31,
                                                      ------------------------
                                                      1999     2000      2001
                                                      ----    ------    ------
                                                           (IN THOUSANDS)
Computed "expected" tax expense...................    $218    $1,574    $2,481
Increase (decrease) in income taxes resulting
  from:
  State and local income taxes, net of federal
     income tax benefit...........................      20       198       308
  Travel and entertainment........................      28        29        30
  Other, net......................................     (27)       61       171
                                                      ----    ------    ------
                                                      $239    $1,862    $2,990
                                                      ====    ======    ======

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and 2001 are presented below:

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      2001
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts.........................    $  142    $   87
  Valuation allowance on inventory........................        65        24
  Accrual for compensated absences........................        49        71
  Differences in expense recognition methods..............       139        --
  Differences in depreciation and amortization............       142       442
  Tax credit carryforwards................................       240       176
                                                              ------    ------
     Total deferred tax assets............................       777       800
                                                              ------    ------
Deferred tax liabilities:
  Differences in capitalized software development cost
     methods..............................................     1,310     1,543
  Differences in expense recognition methods..............        11       199
                                                              ------    ------
     Total deferred tax liabilities.......................     1,321     1,742
                                                              ------    ------
     Net deferred tax liabilities.........................    $ (544)   $ (942)
                                                              ======    ======

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our taxable income for the years ended March 31, 1999, 2000 and 2001 was $624,000, $5,860,000 and
$6,400,000, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not we will realize the benefits of these deductible differences.

(11) SHAREHOLDERS' EQUITY

TALX has adopted a stock option plan for employees that provides for the issuance of a maximum of 2,772,000 shares of common stock pursuant to incentive or non-qualified options. Options are granted by the Board of Directors at prices not less than fair market value as of the date of the grant. Options vest 20% per year and expire six to ten years after the date of the grant.

TALX has adopted a stock option plan for outside directors that provides for the issuance of a maximum of 132,000 shares of common stock. Options are granted in the amount of 1,500 shares each to outside directors at prices not less than fair market value as of the date of the grant, which is April 1 of each year. The options vest one year from the date of grant. Options outstanding amount to 29,700 and 39,600 at March 31, 2000 and 2001, respectively.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

Activity under the plans for the three years ended March 31, 2001 is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                        SHARES      EXERCISE PRICE
                                                       ---------    --------------
Outstanding at March 31, 1998......................      591,461        $2.86
Granted -- 1999....................................      526,350         3.37
Cancelled -- 1999..................................     (121,297)        3.33
Exercised -- 1999..................................      (88,677)        2.13
                                                       ---------
Outstanding at March 31, 1999......................      907,837         3.16
Granted -- 2000....................................      312,180         5.07
Cancelled -- 2000..................................      (58,027)        4.04
Exercised -- 2000..................................     (164,683)        2.70
                                                       ---------
Outstanding at March 31, 2000......................      997,307         3.77
Granted -- 2001....................................      292,094         9.36
Cancelled -- 2001..................................      (51,689)        5.89
Exercised -- 2001..................................     (208,250)        2.82
                                                       ---------
Outstanding at March 31, 2001......................    1,029,462         5.44
                                                       =========

No compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been recognized for awards in fiscal 1999, net earnings would be reduced by $235,000 or $0.02 per share, based on the weighted average fair value of options granted of $3.37 per option. The effect for fiscal 2000 would be to reduce net earnings by $156,000 or $0.02 per share, based on the weighted average fair value of options granted of $5.07 per option. The effect for fiscal 2001 would be to reduce net earnings by $394,000 or $0.04 per share, based on the weighted average fair value of options granted of $9.36 per option.

The full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six to ten years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for fiscal 1999, 2000 and 2001 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 65%, 86% and 62% in fiscal 1999, 2000 and 2001, respectively; risk-free interest rate of 5.00%, 6.00% and 4.91% in fiscal 1999, 2000 and 2001, respectively; expected life of 4.5, 4.5 and 5.0 years in fiscal 1999, 2000 and 2001, respectively; and an expected dividend yield of 0.0%, 0.0% and 3.5% in fiscal 1999, 2000 and 2001, respectively.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

                                   OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      ---------------------------------------------   ---------------------------
                                  WEIGHTED AVERAGE
                                     REMAINING          WEIGHTED                      WEIGHTED
 RANGE OF EXERCISE    NUMBER OF   CONTRACTUAL LIFE      AVERAGE       NUMBER OF       AVERAGE
       PRICE           SHARES         (YEARS)        EXERCISE PRICE    SHARES      EXERCISE PRICE
 -----------------    ---------   ----------------   --------------   ---------    --------------
$ 2.14 --  4.28         510,935         6.1              $ 3.47        218,209         $3.56
  4.28 --  6.41         207,459         7.8                4.79         39,157          4.78
  6.41 --  8.55          29,700         8.6                6.91          5,940          6.91
  8.55 --  10.69        267,718         9.1                9.12          1,650          8.71
 10.69 --  12.83          9,900         5.0               11.52             --            --
 12.83 --  21.38          3,750         9.9               21.38             --            --
                      ---------                                        -------
                      1,029,462                                        264,956
                      =========                                        =======

During fiscal 1997, shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP), which was amended in 1998 and 2000. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Of the 825,000 shares of common stock shares reserved for the ESPP, there were 538,041 shares remaining at March 31, 2001.

(12) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for our cash and cash equivalents, short-term investments, trade receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of these instruments.

(13) EMPLOYEE BENEFIT PLAN

We sponsor a profit-sharing/401(k) plan. The plan covers substantially all of our employees. We make contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. Total expense under the plan for the years ended March 31, 1999, 2000 and 2001 was $197,000, $219,000 and $305,000,
respectively.

(14) COMMITMENTS AND CONTINGENCIES

From time to time we are involved in certain litigation matters arising in the normal course of business. In the opinion of management, these matters will not have a material adverse effect on the accompanying consolidated financial statements.

(15) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest totaled $57,000, $4,000 and $0 for the years ended March 31, 1999, 2000 and 2001, respectively. Cash paid during the year for income taxes totaled $11,000, $13,000 and $2,653,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

(16) SUBSEQUENT EVENT -- ACQUISITION

As of June 21, 2001, we entered into a merger agreement pursuant to which we will acquire all of Ti3, Inc.'s (Ti3) outstanding shares of common and preferred stock for approximately $11,800,000 plus possible additional consideration based on performance targets tied to results of Ti3's operations for the year following the closing of the acquisition. Ti3 shareholders will receive our shares based upon a pre-established formula.

                       TALX CORPORATION AND SUBSIDIARIES

                            MARCH 31, 2000 AND 2001

(17) SUBSEQUENT EVENT -- REGISTRATION STATEMENT

On June 22, 2001, we filed a registration statement with the Securities and Exchange Commission relating to the proposed public offering of 2,740,000 shares of our common stock, including 240,000 shares of selling shareholders. We also intend to grant an over-allotment option to the underwriters covering 411,000 shares. We intend to use the proceeds of the offering, which are estimated to be approximately $86 million, for general corporate purposes, which may include potential acquisitions. The registration statement has not yet become effective, and we may not sell, nor may we accept offers to buy, the securities prior to the time the registration statement becomes effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their ages as of June 1, 2001 are as follows:

                    NAME                         AGE                      POSITION
                    ----                         ---    ---------------------------------------------
William W. Canfield..........................    62     Chairman of the Board, President and Chief
                                                        Executive Officer
Craig N. Cohen...............................    42     Vice President -- Application Services and
                                                        Software, and Chief Financial Officer
Michael E. Smith.............................    57     Vice President -- Business Development
Richard F. Ford..............................    64     Director
Craig E. LaBarge.............................    50     Director
Eugene M. Toombs.............................    59     Director
M. Stephen Yoakum............................    48     Director

Each individual has served in his principal occupation for the last five fiscal years, unless otherwise indicated.

William W. Canfield has been our President and Chief Executive Officer and a director since 1987, with his current term scheduled to expire in 2002, and has been Chairman of the Board of Directors since 1988. Mr. Canfield holds a Bachelor of Science degree in Electrical Engineering from Purdue University and an M.B.A. degree from Washington University.

Craig N. Cohen has been our Chief Financial Officer since 1994, Secretary since 1996 and Vice President -- Application Services and Software since 1999. Previously, Mr. Cohen spent 12 years with KPMG LLP in a variety of positions, most recently as a Senior Manager in the Audit Department. Mr. Cohen holds a Bachelor of Science in Accountancy and a Masters of Accountancy from the University of Missouri -- Columbia.

Michael E. Smith has been our Vice President -- Business Development since 1994. His primary responsibility is managing our relationships with our strategic marketing alliances. Previously, from 1989 to 1994, Mr. Smith had product responsibility for our minicomputer-based interactive voice response system. Mr. Smith holds a Bachelor of Science degree in Mathematics from Southeast Missouri State University.

Richard F. Ford has been a director since 1988, with his current term scheduled to expire in 2002. Mr. Ford is General Partner of Gateway Associates L.P., a venture capital partnership he formed in 1984. Mr. Ford is a director of CompuCom Systems, Inc., D&K Healthcare Resources, Inc. and Stifel Financial Corp. Mr. Ford holds a Bachelor of Arts degree in Economics from Princeton University.

Craig E. LaBarge joined our board of directors in 1994, with his current term scheduled to expire in 2001. Mr. LaBarge is Chief Executive Officer and President and a director of LaBarge, Inc., a publicly-held company, engaged in the contract engineering and manufacture of sophisticated electronic products. Mr. LaBarge has held the position of Chief Executive Officer and President since 1991. Mr. LaBarge is a director of Young Innovations, Inc. Mr. LaBarge holds a Bachelor of Science degree from St. Louis University.

Eugene M. Toombs has been a director since 1994, with his current term scheduled to expire in 2003. Mr. Toombs is Chairman, President and Chief Executive Officer and a director of MiTek, Inc., which is a global provider of fastening devices, software and engineering services to the building components industry. Mr. Toombs has held the position of Chief Executive Officer since January 1, 1993. Mr. Toombs holds a Bachelor of Science Degree from Fairleigh Dickinson University and an Executive Education Degree from Harvard Business School.

M. Stephen Yoakum joined our board of directors in 1991, with his current term scheduled to expire in 2003. Mr. Yoakum is the Executive Director of The Public School Retirement System of Missouri, a position he has held since June 1, 2001. From April 1997 through May 2001, he was the Chief Operating Officer and managing partner of Rockwood Capital Advisors, L.L.C., a fixed income investment management firm managing tax exempt assets. From 1994 through March 1997, he was Executive Director of The Public School Retirement System of Missouri. Mr. Yoakum holds a Bachelor of Science degree in Public Administration from the University of Missouri -- Columbia.

The board of directors is divided into three classes, with the terms of office of each class ending in successive years. At each annual meeting of shareholders, one class of directors is elected for a term expiring in three years, or until their respective successors have been elected and qualified. Officers are generally appointed for one year terms. There are no family relationships among any of the executive officers and directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, persons who beneficially own more than ten percent of a registered class of our equity securities and certain other persons, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Directors, executive officers, greater than 10 percent beneficial shareholders and such other persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons that no Forms 5 were required for these persons, we believe that all our directors, executive officers, greater than ten percent beneficial owners and such other persons complied with all filing requirements applicable to them with respect to transactions during our fiscal year ended March 31, 2001, except for L. Keith Graves, our managing director of finance and controller, who filed three forms relating to 11 transactions late.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table sets forth certain summary information for the fiscal years ended March 31, 2001, 2000 and 1999 concerning the compensation paid and awarded to each of the Named Executives during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                  ANNUAL COMPENSATION                COMPENSATION
                                     ---------------------------------------------   -------------
                                                                      OTHER ANNUAL    SECURITIES      ALL OTHER
             NAME AND                                                 COMPENSATION    UNDERLYING     COMPENSATION
        PRINCIPAL POSITION           YEAR   SALARY($)   BONUS($)(1)      ($)(2)      OPTIONS(#)(3)      ($)(4)
        ------------------           ----   ---------   -----------   ------------   -------------   ------------
William W. Canfield................  2001   $287,500     $108,750         --             33,000        $38,202
  Chairman, President and Chief      2000    257,000      156,000         --             41,250         40,432
  Executive Officer                  1999    234,038           --         --            165,000         32,151
Craig N. Cohen.....................  2001   $158,750     $ 40,000         --             16,500        $ 3,624
  Vice President -- Application      2000    145,000       72,500         --             24,750          2,933
  Services and Software, Chief       1999    109,419        1,200         --             33,000          2,212
  Financial Officer and Secretary
Michael E. Smith...................  2001   $120,000     $ 25,200         --              6,600        $ 4,151
  Vice President -- Business         2000    113,000       28,476         --              6,600          2,434
  Development                        1999    110,763       10,554         --             16,500          2,426

---------------
(1) Includes bonuses earned in the reported year, which were paid in the following year. The payment of bonuses is at the discretion of the Compensation Committee of the Board of Directors.

(2) We have not included in the Summary Compensation Table the value of incidental personal perquisites furnished by us to the Named Executives, since such value did not exceed the lesser of $50,000 or ten percent of the total of annual salary and bonus reported for any of such Named Executives.

(3) All amounts have been adjusted to give effect to a ten percent stock dividend in October 2000 and a 3-for-2 stock split in January 2001.

(4) Represents contributions made by us on behalf of the Named Executives under our 401(k) Plan and $35,304 in 2001 for Mr. Canfield's premiums paid by us on his life insurance policies.

STOCK OPTION AWARDS

The following table presents certain information concerning stock options granted during fiscal 2001 to each of the Named Executives. All amounts have been adjusted to give effect to a 10% stock dividend in October 2000 and a 3-for-2 stock split in January 2001. The exercise price for all of the grants of stock options was the fair market value of the common stock on the dates of grant as determined by the Compensation Committee of the Board of Directors, except in the case of Mr. Canfield, for whom the exercise price was 110% of the fair market value, in accordance with the terms of the Option Plan for 10% shareholders.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS(1)                              POTENTIAL REALIZABLE
                                  -----------------------------------------                    $ VALUE AT ASSUMED
                                  NUMBER OF      % OF TOTAL                                  ANNUAL RATES OF STOCK
                                    SHARES        OPTIONS                                    PRICE APPRECIATION FOR
                                  UNDERLYING     GRANTED TO                                      OPTION TERM(2)
                                   OPTIONS      EMPLOYEES IN     EXERCISE      EXPIRATION    ----------------------
             NAME                  GRANTED      FISCAL YEAR     PRICE($/SH)       DATE          5%           10%
             ----                 ----------    ------------    -----------    ----------       --           ---
William W. Canfield...........      33,000         12.7%           $9.92        5/10/10      $157,431     $444,627
Craig N. Cohen................      16,500          6.4%            9.02        5/10/10        93,598      237,197
Michael E. Smith..............       6,600          2.5%            9.02        5/10/10        37,439       94,879

---------------
(1) Represents incentive stock options granted pursuant to our 1994 Stock Option Plan. For a description of certain terms of such stock options, see
    "-- Benefit Plans -- 1994 Stock Option Plan" below.

(2) As required by the rules of the SEC, potential values are stated based on the prescribed assumptions that common stock will appreciate in value from the date of grant to the end of the option term at the indicated rates (compounded annually) and therefore are not intended to forecast possible future appreciation, if any, in the price of common stock.

The following table sets forth, for the Named Executives, the number of shares for which stock options were exercised in fiscal 2001, the realized value or spread (the difference between the exercise price and market value on the date of exercise) and the number and unrealized spread of the unexercised options held by each at fiscal year end. All amounts have been adjusted to give effect to a 10% stock dividend in October 2000 and a 3-for-2 stock split in January 2001.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                         NUMBER OF                        NUMBER OF SHARES                        VALUE OF UNEXERCISED
                          SHARES                       UNDERLYING UNEXERCISED                     IN-THE-MONEY OPTIONS
                         ACQUIRED     VALUE          OPTIONS AT FISCAL YEAR END                  AT FISCAL YEAR-END(2)
                            ON       REALIZED   -------------------------------------   ----------------------------------------
         NAME            EXERCISE      $(1)     EXERCISABLE   UNEXERCISABLE    TOTAL    EXERCISABLE   UNEXERCISABLE     TOTAL
         ----            ---------   --------   -----------   -------------    -----    -----------   -------------     -----
William W. Canfield....       --           --     161,700        77,550       239,250   $3,292,031     $1,623,204     $4,915,235
Craig N. Cohen.........   17,325     $284,750      22,714        45,408        68,122      453,350        872,660      1,326,010
Michael E. Smith.......   23,571      145,433      26,117        13,365        39,482      548,464        251,749        800,213

---------------
(1) Reflects the difference between the exercise price and the market price on the date of exercise.

(2) Reflects the difference between the exercise price and $24.69 per share, which was the closing price of the common stock on March 31, 2001.

BENEFIT PLANS

1994 Stock Option Plan. On August 31, 1994, we adopted a stock option plan that succeeded an earlier plan that was amended and restated in July 1996 and further amended in September 1998 and September 2000 (the "1994 Stock Option Plan"). Under the 1994 Stock Option Plan, the board of directors may from time to time grant options to purchase up to 2,772,000 shares (after giving effect to a 10% stock dividend in October 2000 and a 3-for-2 stock split in January 2001) of common stock to certain key employees, who will be designated by a committee selected to administer the Plan; 1,147,609 shares are available for future grants as of June 1, 2001. The purchase price of stock options will not be less than fair market value (110% of fair market value in the case of 10% shareholders), in the case of incentive stock options, or as determined by the committee in the case of non-qualified stock options. The purchase price may be paid in cash or, in the discretion of the committee, shares of common stock. Option terms will not be more than ten years (five years in the case of incentive stock options awarded to 10% shareholders). Options vest ratably over five years from the date of grant; provided, that except in the case of death, disability or termination of employment, no option may be exercised at any time unless the optionee is then an employee or an officer or director of us or a subsidiary and has been so continuously since the granting of the option. Notwithstanding the foregoing limitations, in the event of a Change in Control (as defined in the 1994 Stock Option Plan), options will become immediately exercisable and remain exercisable during the term thereof, notwithstanding a subsequent termination within twelve months of the date of the Change in Control. Unless earlier terminated by the Board, the 1994 Stock Option Plan will terminate on July 15, 2006.

1996 Employee Stock Purchase Plan. In July 1996, we established the 1996 Employee Stock Purchase Plan which was amended in September 1998 and September 2000 (the "1996 Employee Stock Purchase Plan" or "ESPP"), to provide our employees with an opportunity to purchase common stock through payroll deductions through periodic offerings to be made during the period from January 1, 1997 to December 31, 2001. A total of 825,000 shares (after giving effect to a 10% stock dividend in October 2000 and a 3-for-2 stock split in January 2001) of common stock were reserved for issuance under the ESPP, and 286,959 shares of such shares have been issued under the ESPP as of June 1, 2001. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Code.

We generally make one or more periodic offerings, each offering to last three months, provided that a committee of the Board of Directors will have the power to change the duration without shareholder approval, to participating employees to purchase stock under the ESPP. Employees will participate in the ESPP through authorized payroll deductions, which may not exceed 15% of the compensation such employee receives during each offering period, but not more than $25,000 in value of stock per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of common stock. Participants may withdraw their contributions at any time before stock is purchased, and in the event of withdrawal such contributions will be returned to the participants without interest. The purchase price of the common stock is equal to 85% of the lower of (i) the market price of common stock at the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. We will pay all expenses incurred in connection with the implementation and administration of the ESPP.

In addition, we have established a stock option plan for our outside directors. See "Director Compensation" below.

DIRECTOR COMPENSATION

We pay each director a $2,000 fee for each Board meeting attended and a $250 fee for each Committee meeting attended, plus expenses. Our officers do not receive any additional compensation for serving us as members of the Board of Directors or any of its Committees.

Pursuant to the Company's Outside Directors' Stock Option Plan (the "Outside Directors' Plan"), adopted in July 1996, each non-employee director receives on April 1 of each year an option to purchase 1,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the grant date. The options have a term of six years and become exercisable one year after date of grant, provided, that no option may be exercised at any time unless the participant is then an outside director and has been so continuously since the granting of the option (except as described below), and provided further that upon a Change in Control (as defined in the Outside Directors'
Plan), the options will become immediately exercisable. Unexercised options will expire upon the termination of a participant's service as one of our directors, unless such termination was by reason of death or disability or subsequent to a Change in Control, in which case the personal representative of the participant may exercise any or all of the participant's unexercised unexpired options (provided such exercise occurs within 12 months of the date of the participants' death or termination) or, in the case of a Change in Control, the participant may exercise any or all of the participant's unexercised unexpired options but not after the term of such options. A total of 132,000 shares of common stock have been authorized for issuance under the Outside Directors' Plan (after giving effect to a 10% stock dividend in October 2000 and a 3-for-2 stock split in January 2001) and 6,000 options were issued pursuant to the Outside Directors' Plan on each of April 1, 1999, 2000 and 2001. A total of 45,600 options have been issued as of June 1, 2001, after giving effect to the stock dividend and stock split. Unless earlier terminated by the Board of Directors, the Outside Directors' Plan will terminate on July 15, 2006.

EMPLOYMENT AGREEMENTS

In September 1996, we entered into employment agreements with William W. Canfield (36 months; $315,000 per year), Craig N. Cohen (12 months; $180,000 per year) and Michael E. Smith (12 months; $132,000 per year). The term of each agreement as well as each individual's current annual base salary is as noted in parenthesis next to each individual's name. Additionally, each employment agreement will automatically be extended annually for an additional one-year period unless prior written notice is delivered to the employee or us by the other 90 days prior to the anniversary date of such employment agreement. Such employees are also eligible for a performance bonus based on a formula recommended by a committee of the Board of Directors and approved by the Board of Directors. Each employment agreement contains confidentiality provisions that extend indefinitely after termination of employment as well as non-solicitation and non-competition provisions that extend for one year after termination of employment.

If we terminate the employment agreement without "cause" (as defined in the agreement, but including, without limitation, breach by the employee of the employment agreement) or the employee terminates the employment agreement for "good reason" (as defined in the agreement, but including, without limitation, breach of the employment agreement by us, the reduction of salary, benefits or other perquisites provided to employee under the agreement and our failure to agree to an extension of such employee's employment agreement), we would be obligated to pay the employee his annual base salary plus a bonus (based on their estimated bonus for the year of termination) over the period, which we refer to as the "Continuation Period," which is equal to the original term of his agreement and which period commences on the date of early termination of such employee, and such amount shall be payable ratably over such Continuation Period, as well as to continue his employee benefits over such Continuation Period; however, if his employment agreement is terminated otherwise, the employee is only entitled to be paid through the date of his early termination.

Further, if within 12 months of a "Change of Control" of us the employee, under certain circumstances, is terminated or resigns, (a) in the case of Mr. Canfield, he will be entitled to (i) a lump-sum cash payment equal to $1 less than three times an amount equal to the average annual compensation received by Mr. Canfield from us reported on his Form W-2 for the five calendar years preceding the calendar year of the Change of Control and (ii) the continuation of certain health insurance benefits for a three-year period and (b) in the case of Mr. Smith and Mr. Cohen, each will be entitled to (i) a lump-sum cash payment equal to 100% of their respective annual base salaries plus, (ii) a lump sum cash payment equal to their anticipated annual bonus (based on their estimated bonus for the year of termination), (iii) the continuation of certain health insurance and other employee benefits for a one-year period and (iv) payment for certain outplacement services. Additionally, we have agreed to make certain "gross-up" payments in the event any excise taxes are imposed pursuant to
Section 4999 of the Internal Revenue Code of 1986, as amended or replaced, related to the employment agreements.

The term "Change of Control" shall mean (i) a change of control of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the date of the agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, or any comparable successor provisions. Without limiting the foregoing, a "Change of Control" shall also include, without limitation, (i) the purchase or other acquisition by any person or group of beneficial ownership of 25% or more of either the then outstanding shares of common stock or the combined voting power of our then outstanding voting securities entitled to vote in the election of directors, (ii) when individuals who, as of the date of the employment agreement, constitute our Board of Directors cease for any reason to constitute at least two-thirds of the Board of Directors, provided that generally persons who are approved by the incumbent Board will be deemed a member thereof, and
(iii) approval by our shareholders of a reorganization, merger, or consolidation, in each case, with respect to which persons who were our shareholders immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or our liquidation or dissolution or the sale of all or substantially all of our assets. The employment agreements contain an arbitration provision.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Canfield is our Chairman, President and Chief Executive Officer. Although Mr. Canfield is a member of the Compensation Committee, he does not participate in deliberations concerning his own compensation or in setting his performance objectives or goals.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth specified information regarding the beneficial ownership of our common stock as of June 1, 2001, held by:

     - each of our directors who owns common stock;

     - each of our executive officers who owns common stock; and

     - all of our executive officers and directors as a group.

Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares. The number of shares of common stock outstanding for each listed person includes any shares the individual has the right to acquire within 60 days of June 1, 2001. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Percentage of ownership is based on 9,450,438 shares of common stock outstanding on June 1, 2001. The table does not reflect the shares to be issued in connection with the Ti3 acquisition.

                                                               SHARES BENEFICIALLY
                                                                      OWNED
                                                             -----------------------
            EXECUTIVE OFFICERS AND DIRECTORS                  SHARES      PERCENT(1)
            --------------------------------                  ------      ----------
William W. Canfield(2)...................................      987,139       10.3%
Craig N. Cohen(3)........................................       44,710          *
Michael E. Smith(4)......................................       49,130          *
Richard F. Ford(5).......................................       28,050          *
Craig E. LaBarge(6)......................................       12,375          *
Eugene M. Toombs(7)......................................       35,697          *
M. Stephen Yoakum(8).....................................       10,728          *
All executive officers and directors as a group(9).......    1,167,829       12.0%

---------------
 *  Represents beneficial ownership of less than one percent.

(1) Percentages are determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2) Includes 14,850 shares owned by Mr. Canfield's spouse and 161,700 shares that Mr. Canfield may acquire upon exercise of options within 60 days after June 1, 2001. Mr. Canfield's address is 1850 Borman Court, St. Louis, Missouri 63146.

(3) Includes 22,714 shares that Mr. Cohen may acquire upon exercise of options within 60 days after June 1, 2001.

(4) Includes 22,345 shares that Mr. Smith may acquire upon the exercise of options within 60 days after June 1, 2001.

(5) Includes 6,600 shares owned by Mr. Ford's spouse and 9,900 shares that Mr. Ford may acquire upon exercise of options within 60 days after June 1, 2001.

(6) Includes 9,900 shares that Mr. LaBarge may acquire upon the exercise of options within 60 days after June 1, 2001.

(7) Includes 9,900 shares that Mr. Toombs may acquire upon the exercise of options within 60 days after June 1, 2001.

(8) Includes 9,900 shares that Mr. Yoakum may acquire upon the exercise of options within 60 days after June 1, 2001.

(9) Includes 250,131 shares that may be acquired upon exercise of options within 60 days after June 1, 2001.

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to each person known to us to be the beneficial owner of more than 5% of our outstanding common stock as of June 1, 2001:

                                                                AMOUNT AND NATURE OF      PERCENT
            NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP    OF CLASS(1)
            ------------------------------------                --------------------    -----------
William W. Canfield(2)......................................          987,139              10.3%
JP Morgan Chase & Co.(3)....................................          544,157               5.8%

---------------
(1) Percentages are determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Includes 14,850 shares owned by Mr. Canfield's spouse and 161,700 shares that Mr. Canfield may acquire upon exercise of options within 60 days after June 1, 2001. Mr. Canfield's address is 1850 Borman Court, St. Louis, Missouri 63146.

(3) Based on Schedule 13G filed with the SEC on February 9, 2001. The address of J.P. Morgan Chase & Co., 270 Park Avenue, New York, NY 10071.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subsequent to the end of fiscal year 2001, we filed a registration statement with the Securities and Exchange Commission relating to the proposed public offering of 2,740,000 shares of our common stock, including 200,000 shares by William W. Canfield, our Chairman, President and Chief Executive Officer, and 40,000 shares by another selling shareholder. Pursuant to registration rights granted to Mr. Canfield, we will generally pay the expenses of the registration of his shares, other than underwriting discounts or commissions applicable to such shares. We also intend to grant an over-allotment option to the underwriters covering 411,000 shares. The registration statement has not yet become effective, and we may not sell, nor may we accept offers to buy, the securities prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. When available, a written prospectus pertaining to the offering may be obtained from CIBC World Markets, One World Financial Center, 200 Liberty Street, New York, New York, 10281 or from Adams, Harkness & Hill, Inc., 60 State Street, Boston, Massachusetts 02109. We cannot assure you that such offering will be completed on favorable terms, if at all.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          TALX CORPORATION
                                              /s/ WILLIAM W. CANFIELD
                                          By:
                                          --------------------------------------

                                            Chairman, President and Chief
                                            Executive Officer

Date: June 28, 2001

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM W. CANFIELD                        Chairman, President,                      June 28, 2001
---------------------------------------------  Chief Executive Officer and Director
William W. Canfield                            (Principal Executive Officer)

/s/ RICHARD F. FORD                            Director                                  June 28, 2001
---------------------------------------------
Richard F. Ford

/s/ CRAIG E. LABARGE                           Director                                  June 28, 2001
---------------------------------------------
Craig E. LaBarge

/s/ EUGENE M. TOOMBS                           Director                                  June 28, 2001
---------------------------------------------
Eugene M. Toombs

/s/ M. STEVE YOAKUM                            Director                                  June 28, 2001
---------------------------------------------
M. Steve Yoakum

/s/ CRAIG N. COHEN                             Vice President -- Application Services    June 28, 2001
---------------------------------------------  and Software, Chief Financial Officer
Craig N. Cohen                                 and Secretary (Principal Financial
                                               Officer)

/s/ L. KEITH GRAVES                            Managing Director of Finance and          June 28, 2001
---------------------------------------------  Controller (Principal Accounting
L. Keith Graves                                Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Agreement and Plan of Merger, dated as of June 21, 2001, by and among TALX Corporation, TALXSUBI, Inc. Ti3, Inc. and the shareholders of Ti3, Inc.+
 3.1     Restated Articles of Incorporation of TALX Corporation, as
         amended, incorporated by reference to Exhibit 3.1 to our
         Annual Report on Form 10-K for the year ended March 31, 1997
         (File No. 000-21465)
 3.3     Bylaws of TALX Corporation, incorporated by reference to
         Exhibit 3.3 to our Registration Statement on Form S-1 (File
         No. 333-10969)
 4.1     See Exhibit 3.1
 4.2     Warrant Agreement dated as of October 22, 1996 among TALX
         Corporation, First Albany Corporation and Principal
         Financial Securities, Inc., incorporated by reference to
         Exhibit 4.2 to our Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-21465)
10.1     Intentionally omitted
10.2     Form of Incentive Stock Option Agreement, incorporated by
         reference to Exhibit 10.2 to our Registration Statement on
         Form S-1 (File No. 333-10969)++
10.3     TALX Corporation Amended and Restated 1994 Stock Option
         Plan++
10.4     Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-10969)++
10.6     TALX Corporation Outside Directors' Stock Option Plan,
         incorporated by reference to Exhibit 10.6 to our
         Registration Statement on Form S-1 (File No. 333-10969)++
10.7     Form of Director Stock Option Agreement, incorporated by
         reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-21465)++
10.10    Lease dated March 28, 1996 by and between TALX Corporation and Stephen C. Murphy, Thomas W. Holley, Arthur S. Margulis
         and Samuel B. Murphy, Trustee of the Samuel B. Murphy
         Revocable Living Trust UTA 1/9/91, dba "Adie Road
         Partnership," incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-10969)
10.11    Lease dated August 23, 1993 by and between Prudential
         Insurance Company of America, a New Jersey corporation and
         EKI Incorporated, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1
         (File No. 333-10969)
10.12    Intentionally omitted
10.13    Amended and Restated Preferred Stock Purchase Agreement
         dated December 23, 1988 among TALX Corporation, MiTek
         Industries, Inc., Intech Group, Inc., Gateway Venture,
         Zinsmeyer Trusts Partnership, and Missouri Venture Partners,
         L.P., incorporated by reference to Exhibit 10.13 to
         Amendment No. 1 to our Registration Statement on Form S-1
         (File No. 333-10969)
10.14    Securities Purchase Agreement dated November 28, 1990 among
         TALX Corporation, MiTek Industries, Inc., Intech Group,
         Inc., Gateway Venture Partners II, L.P. and Zinsmeyer Trusts
         Partnership, incorporated by reference to Exhibit 10.14 to
         Amendment No. 1 to our Registration Statement on Form S-1
         (File No. 333-10969)
10.15    Amendment and Waiver Agreement dated as of July 28, 1996
         between TALX Corporation, Intech Group, Inc., Intech
         Partners, L.P., MiTek Industries, Inc., Gateway Venture
         Partners II, L.P., Zinsmeyer Trusts Partnership and the
         Missouri State Employee's Retirement System, incorporated by reference to Exhibit 10.15 to our Registration Statement on
         Form S-1 (File No. 333-10969)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.19    Debenture Purchase Agreement dated May 11, 1990 among TALX
         Corporation, Intech Group, Inc., MiTek Industries, Inc.,
         Gateway Venture Partners II, L.P., Zinsmeyer Trusts
         Partnership, H. Richard and Gloria Grodsky, W. Gary and
         Debra Lowe, Michael and Della Smith and John E. and Janet B.
         Tubbesing, incorporated by reference to Exhibit 10.19 to our
         Registration Statement on Form S-1 (File No. 333-10969)
10.21    Employment Agreement between TALX Corporation and Mr.
         Canfield, incorporated by reference to Exhibit 10.21 to
         Amendment No. 2 to our Registration Statement on Form S-1
         (File No. 333-10969)++
10.23    Employment Agreement between TALX Corporation and Mr. Smith, incorporated by reference to Exhibit 10.23 to Amendment No.
         2 to our Registration Statement on Form S-1 (File No.
         333-10969)++
10.24    Employment Agreement between TALX Corporation and Mr. Cohen, incorporated by reference to Exhibit 10.24 to Amendment No.
         2 to our Registration Statement on Form S-1 (File No.
         333-10969)++
10.25    Southwest Bank Line of Credit Note
10.26    License Agreement by and between A2D, L.P. and TALX
         Corporation, dated as of April 1, 2001*
11.1     Statement regarding computation of Per Share Earnings
23.1     Consent of KPMG LLP

---------------
* Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

+ TALX Corporation undertakes to furnish supplementally a copy of any schedule to the Securities Exchange Commission upon request.

++ Represents management contract or compensatory plan or arrangement.