Form 10-K/A
period 2001-03-31
TALX CORP
filed 2001-07-18
CIK 917524

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                               AMENDMENT NO. 1 ON

                                   FORM 10-K/A

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

As of June 1, 2001 there were 9,450,438 shares of the Registrant's Common Stock outstanding.

================================================================================

This Amendment No. 1 on Form 10-K is being filed to correct the descriptions of certain of our employee benefit plans described in Item 11 under the captions "Benefit Plans" and "Director Compensation." In particular, we have revised the description of our 1996 Employee Stock Purchase Plan to (1) incorporate amendments to such plan approved variously by our Board of Directors in May 2001 and by both our Board of Directors and our shareholders in June 2000 and September 2000, respectively, and (2) to clarify participants' rights upon withdrawal from such plan and our obligations with respect to payment of the expenses of such plan. We have revised the description of our Outside Directors' Stock Option Plan to incorporate amendments to, and options granted pursuant to, such plan in May 2001.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table sets forth certain summary information for the fiscal years ended March 31, 2001, 2000 and 1999 concerning the compensation paid and awarded to each of the Named Executives during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                             LONG TERM
                                                            ANNUAL COMPENSATION                            COMPENSATION
                                                  --------------------------------------------    ------------------------------
                                                                                 OTHER ANNUAL      SECURITIES         ALL OTHER
               NAME AND                                                           COMPENSATION     UNDERLYING       COMPENSATION
          PRINCIPAL POSITION             YEAR     SALARY($)      BONUS($)(1)        ($)(2)        OPTIONS(#)(3)        ($)(4)
          ------------------             ----     ---------      -----------        ------        -------------        ------
William W. Canfield...................   2001     $  287,500    $  108,750            ---             33,000        $  38,202
  Chairman, President and Chief          2000        257,000       156,000            ---             41,250           40,432
  Executive Officer                      1999        234,038           ---            ---            165,000           32,151

Craig N. Cohen........................   2001     $  158,750    $   40,000            ---             16,500        $   3,624
  Vice President - Application           2000        145,000        72,500            ---             24,750            2,933
  Services and Software, Chief           1999        109,419         1,200            ---             33,000            2,212
  Financial Officer and Secretary

Michael E. Smith......................   2001     $  120,000    $   25,200            ---              6,600        $   4,151
  Vice President - Business              2000        113,000        28,476            ---              6,600            2,434
  Development                            1999        110,763        10,554            ---             16,500            2,426

----------
(1) Includes bonuses earned in the reported year, which were paid in the following year. The payment of bonuses is at the discretion of the Compensation Committee of the Board of Directors.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS (1)
                               --------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE $
                               NUMBER OF     % OF TOTAL                                     VALUE AT ASSUMED ANNUAL
                                 SHARES        OPTIONS                                       RATES OF STOCK PRICE
                               UNDERLYING     GRANTED TO        EXERCISE                       APPRECIATION FOR
                                 OPTIONS     EMPLOYEES IN        PRICE       EXPIRATION         OPTION TERM (2)
NAME                             GRANTED      FISCAL YEAR        ($/SH)         DATE            5%            10%
----                             -------      -----------        ------         ----            --            ---
William W. Canfield.......       33,000          12.7%          $  9.92        5/10/10     $  157,431     $  444,627
Craig N. Cohen............       16,500           6.4%             9.02        5/10/10         93,598        237,197
Michael E. Smith..........        6,600           2.5%             9.02        5/10/10         37,439         94,879

----------
(1) Represents incentive stock options granted pursuant to our 1994 Stock Option Plan. For a description of certain terms of such stock options, see "-Benefit Plans-1994 Stock Option Plan" below.

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                        NUMBER OF                            NUMBER OF SHARES                     VALUE OF UNEXERCISED
                          SHARES                          UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS
                        ACQUIRED      VALUE             OPTIONS AT FISCAL YEAR END                AT FISCAL YEAR-END (2)
                            ON       REALIZED      ------------------------------------   -----------------------------------------
NAME                     EXERCISE      $(1)        EXERCISABLE   UNEXERCISABLE    TOTAL    EXERCISABLE   UNEXERCISABLE      TOTAL
----                     --------      ----        -----------   -------------    -----   ------------   -------------      -----
William W. Canfield           --           --       161,700         77,550      239,250   $3,292,031      $1,623,204    $ 4,915,235
Craig N. Cohen            17,325    $ 284,750        22,714         45,408       68,122      453,350         872,660      1,326,010
Michael E. Smith          23,571      145,433        26,117         13,365       39,482      548,464         251,749        800,213

----------
(1) Reflects the difference between the exercise price and the market price on the date of exercise.

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

1996 Employee Stock Purchase Plan. In July 1996, we established the 1996 Employee Stock Purchase Plan which was amended in September 1998 and September 2000 and amended and restated in May 2001 (the "1996 Employee Stock Purchase Plan" or "ESPP"), to provide our employees with an opportunity to purchase common stock through payroll deductions through periodic offerings to be made during the period from January 1, 1997 to December 31, 2006. A total of 825,000 shares (after giving effect to a 10% stock dividend in October 2000 and a 3-for-2 stock split in January 2001) of common stock were reserved for issuance under the ESPP, and 286,959 shares of such shares have been issued under the ESPP as of June 1, 2001. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

We generally make one or more periodic offerings, each offering to last three months, provided that a committee of the Board of Directors will have the power to change the duration without shareholder approval, to participating employees to purchase stock under the ESPP. Employees will participate in the ESPP through authorized payroll deductions, which must exceed $20.00 per month but may not exceed 15% of the compensation such employee receives during each offering period or $25,000 in value of stock per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of common stock. If a participant ceases his or her payroll deductions, the committee that administers the ESPP may return any cash remaining in the participant's account to the participant or allow such cash to remain in such account to be applied to the purchase of shares at the end of the then current offering period. The purchase price of the common stock is equal to 85% of the lower of (i) the market price of common stock at the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. The committee that administers the ESPP may impose reasonable administrative fees on participants to defray the costs of administering the ESPP. Fees imposed may not exceed the actual administrative costs of the ESPP.

In addition, we have established a stock option plan for our outside directors. See "Director Compensation" below.

DIRECTOR COMPENSATION

We pay each director a $2,000 fee for each Board meeting attended, a $500 fee for each special Board meeting attended and a $250 fee for each Committee meeting attended, plus expenses. Our officers do not receive any additional compensation for serving us as members of the Board of Directors or any of its Committees.

Pursuant to the Company's Outside Directors' Stock Option Plan (the "Outside Directors' Plan"), adopted in July 1996 and amended in May 2001, each non-employee director receives on April 1 of each year an option to purchase 1,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the grant date. Options awarded to non-employee directors on or after April 1, 2002 will be exercisable with respect to 2,500 shares of common stock to give effect to a 10% stock dividend in October 2000 and a 3-for-2 stock split in January 2001. The options have a term of six years and become exercisable one year after date of grant, provided, that no option may be exercised at any time unless the participant is then an outside director and has been so continuously since the granting of the option (except as described below), and provided further that upon a Change in Control (as defined in the Outside Directors' Plan), the options will become immediately exercisable. Unexercised options will expire upon the termination of a participant's service as one of our directors, unless such termination was by reason of death or disability or subsequent to a Change in Control, in which case the personal representative of the participant may exercise any or all of the participant's unexercised unexpired options (provided such exercise occurs within 12 months of the date of the participants' death or termination) or, in the case of a Change in Control, the participant may exercise any or all of the participant's unexercised unexpired options but not after the term of such options. A total of 132,000 shares of common stock have been authorized for issuance under the Outside Directors' Plan (after giving effect to a 10% stock dividend in October 2000 and a 3-for-2 stock split in January 2001) and 6,000 options were issued pursuant to the Outside Directors' Plan on each of April 1, 1999, 2000 and 2001. On May 15, 2001, we additionally issued 1,000 options to each of our four non-employee directors, effective May 1, 2001, at exercise prices equal to the closing price of our common stock on May 1, 2001. A total of 45,600 options have been issued as of June 1, 2001, after giving effect to the stock dividend and stock split. Unless earlier terminated by the Board of Directors, the Outside Directors' Plan will terminate on July 15, 2006.

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

ITEM 14. (a)(3)   Exhibits

See Exhibit Index for the exhibits filed as part of or incorporated by reference into this report.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TALX CORPORATION

                                     By: /s/ CRAIG N. COHEN
                                         --------------------------------
                                         Vice President-Application Services and
                                         Software, Chief Financial Officer and
                                         Secretary

Date: July 18, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

2.1 Agreement and Plan of Merger, dated as of June 21, 2001, by and among TALX Corporation, TALXSUBI, Inc. and the shareholders of Ti3, Inc., incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465)
            +

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

10.2 Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

10.3 TALX Corporation Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465) ++

10.4 Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-10969) ++

10.6 TALX Corporation Outside Directors' Stock Option Plan, incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-10969) ++

10.6.1      Amendment to TALX Corporation Outside Directors' Stock Option Plan

10.7 Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-21465) ++

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

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

10.21 Employment Agreement between TALX Corporation and Mr. Canfield, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

10.23 Employment Agreement between TALX Corporation and Mr. Smith, incorporated by reference to Exhibit 10.23 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

10.24 Employment Agreement between TALX Corporation and Mr. Cohen, incorporated by reference to Exhibit 10.24 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

10.25       Southwest Bank Line of Credit Note, incorporated by reference to
            Exhibit 10.25 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465)

10.26 License Agreement by and between A2D, L.P. and TALX Corporation, dated as of April 1, 2001, incorporated by reference to Exhibit
            10.26 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465)*

11.1 Statement regarding computation of Per Share Earnings, incorporated by reference to Exhibit 11.1 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465)

23.1 Consent of KPMG, LLP, incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465)

----------
* Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

+ TALX Corporation undertakes to furnish supplementally a copy of any schedule to the Securities Exchange Commission upon request.

++          Represents management contract or compensatory plan or arrangement.