Form 10-Q
period 2001-06-30
TALX CORP
filed 2001-08-13
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to
                                    ------------    ------------

                        Commission File Number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)

                 MISSOURI                                     43-0988805
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     1850 BORMAN COURT, ST. LOUIS, MO                            63146
 (Address of principal executive offices)                     (Zip Code)

                                 (314) 214-7000
                             (Registrant's telephone
                          number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 9, 2001 there were 12,640,561 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 15.

                        TALX CORPORATION AND SUBSIDIARIES

                                               FINANCIAL INFORMATION                                      PAGE NO.
                                               ---------------------                                      --------

Item 1.        Financial Statements:

               Consolidated Balance Sheets as of March 31, 2001 and June 30, 2001....................        3

               Consolidated Statements of Earnings for the Three Months Ended
               June 30, 2000 and 2001................................................................        4

               Consolidated Statements of Cash Flows for the Three Months Ended
               June 30, 2000 and 2001................................................................        5

               Notes to Consolidated Financial Statements............................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.............................................................        7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk............................       12

                                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.....................................................................       13

Item 2.        Changes in Securities and Use of Proceeds.............................................       13

Item 3.        Defaults Upon Senior Securities.......................................................       13

Item 4.        Submission of Matters to a Vote of Securities Holders.................................       13

Item 5.        Other Information.....................................................................       13

Item 6.        Exhibits and Reports on Form 8-K......................................................       13

Signatures     ......................................................................................       14

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                            March 31,       June 30,
                                                                              2001            2001
                                                                            ---------       --------
                                                                                          (unaudited)

                                         ASSETS

Current assets:
    Cash and cash equivalents                                               $  5,167        $  2,242
    Short-term investments                                                     4,558           4,530
    Trade receivables, net                                                     7,407           7,484
    Inventories                                                                  627             591
    Work in progress, less progress billings                                   2,905           3,383
    Prepaid expenses and other current assets                                  2,313           3,077
    Deferred tax assets, net                                                     159             179
                                                                            --------        --------
      Total current assets                                                    23,136          21,486
Property and equipment, net                                                    5,160           5,140
Capitalized software development costs, net                                    4,007           4,266
Other assets                                                                   1,692           1,639
                                                                            --------        --------
                                                                            $ 33,995        $ 32,531
                                                                            ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $    495        $    434
    Accrued expenses and other liabilities                                     4,670           1,155
    Dividends payable                                                            282             284
    Income taxes payable                                                          24             336
    Progress billings in excess of work in progress                              403             340
    Deferred revenue                                                             875             991
                                                                            --------        --------
      Total current liabilities                                                6,749           3,540
Deferred tax liabilities, net                                                  1,101           1,118
                                                                            --------        --------
      Total liabilities                                                        7,850           4,658
                                                                            --------        --------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
      no shares issued or outstanding at  March 31, and June 30, 2001             --              --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 9,404,439 shares at March 31, 2001
      and 9,475,998 shares at June 30, 2001                                       94              95
    Additional paid-in capital                                                34,288          35,157
    Accumulated deficit                                                       (8,205)         (7,397)
    Accumulated other comprehensive income:
      Unrealized gain on securities classified as available for sale,
         net of tax of $22 at March 31, 2001 and $12 at June 30, 2001             35              18
    Treasury stock, at cost, 3,251 shares at March 31, 2001 and
      no shares at June 30, 2001                                                 (67)             --
                                                                            --------        --------
         Total shareholders' equity                                           26,145          27,873
                                                                            --------        --------
                                                                            $ 33,995        $ 32,531
                                                                            ========        ========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                               2000              2001
                                                             ----------       ----------

Revenues:
    The Work Number services                                 $    4,132       $    6,072
    Human resources and benefits application services             2,061            2,580
    Customer premises systems                                     2,127            1,030
    Maintenance and support                                       1,142              988
                                                             ----------       ----------
       Total revenues                                             9,462           10,670
                                                             ----------       ----------
Cost of revenues:
    The Work Number services                                      1,291            1,884
    Human resources and benefits application services             1,305            1,853
    Customer premises systems                                     1,950            1,093
    Maintenance and support                                         340              311
                                                             ----------       ----------
       Total cost of revenues                                     4,886            5,141
                                                             ----------       ----------
       Gross margin                                               4,576            5,529
                                                             ----------       ----------
Operating expenses:
    Selling and marketing                                         2,055            2,260
    General and administrative                                    1,368            1,493
                                                             ----------       ----------
       Total operating expenses                                   3,423            3,753
                                                             ----------       ----------
       Operating income                                           1,153            1,776
                                                             ----------       ----------
Other income, net:
    Interest income                                                 121              112
    Other income                                                     --               11
                                                             ----------       ----------
       Total other income, net                                      121              123
                                                             ----------       ----------
       Earnings before income tax expense                         1,274            1,899
Income tax expense                                                  533              750
                                                             ----------       ----------
Net earnings                                                 $      741       $    1,149
                                                             ==========       ==========

Basic earnings per share                                     $     0.08       $     0.12
                                                             ==========       ==========
Diluted earnings per share                                   $     0.08       $     0.12
                                                             ==========       ==========

Weighed average number of shares outstanding - basic          9,263,168        9,431,051
                                                             ==========       ==========
Weighed average number of shares outstanding - diluted        9,496,644        9,925,993
                                                             ==========       ==========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                            2000           2001
                                                                           -------        -------

Cash flows from operating activities:
    Net earnings                                                           $   741        $ 1,149
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                      1,157          1,193
          Deferred taxes                                                       218             (3)
          Change in assets and liabilities:
             Trade receivables                                                 918            (77)
             Inventories                                                       (83)            36
             Work in progress in excess of progress billings                  (390)          (478)
             Prepaid expenses and other current assets                       1,199           (764)
             Other assets                                                       12             53
             Accounts payable                                                  122            (61)
             Accrued expenses and other liabilities                         (1,808)        (3,515)
             Income taxes payable                                              111            693
             Progress billings in excess of work in progress, net              192            (63)
             Deferred revenue                                                 (180)           116
                                                                           -------        -------
                Net cash provided by (used in) operating activities          2,209         (1,721)
                                                                           -------        -------
Cash flows from investing activities:
    Additions to property and equipment                                       (373)          (630)
    Capitalized software development costs                                    (785)          (801)
                                                                           -------        -------
                Net cash used in investing activities                       (1,158)        (1,431)
                                                                           -------        -------
Cash flows from financing activities:
    Issuance of common stock                                                   388            509
    Purchases of treasury stock                                               (703)            --
    Dividends paid                                                              --           (282)
                                                                           -------        -------
                Net cash provided by (used in) financing activities           (315)           227
                                                                           -------        -------
                Net increase (decrease) in cash and cash equivalents           736         (2,925)
Cash and cash equivalents at beginning of period                             3,276          5,167
                                                                           -------        -------
Cash and cash equivalents at end of period                                 $ 4,012        $ 2,242
                                                                           =======        =======

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Our consolidated balance sheet at March 31, 2001 was obtained from our audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2001.

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

3.   RECLASSIFICATIONS

     Certain balances as of March 31, 2001 have been reclassified to conform with the current period presentation.

4.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended June 30, 2000 and 2001 was $737,000 and $1.1 million, respectively. The difference between comprehensive income and net income for the three months ended June 30, 2000 and 2001 arose from unrealized holding gains/(losses) on our debt securities portfolio.

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for income taxes totaled $203,000 and $58,000 for the three months ended June 30, 2000 and 2001, respectively. Cash paid for interest totaled $0 for the three months ended June 30, 2000 and 2001.

6.   SUBSEQUENT EVENT -- ACQUISITION

     On July 2, 2001, we completed our acquisition of Ti3, Inc. ("Ti3"). As consideration for the acquisition, we paid the Ti3 shareholders approximately $50,000 in cash and issued to them 341,854 shares of our common stock, for an aggregate value of $11.8 million, based on then recent average trading prices for our common stock. Of the shares issued, 34,187 were placed in a one-year escrow to support indemnification obligations. We may make additional payments in cash or shares of our common stock to Ti3 shareholders depending upon Ti3's financial performance in the 12 months immediately after the closing and utilization of Ti3's tax-loss carry-forwards during such period.

7.   SUBSEQUENT EVENT -- PUBLIC OFFERING

     On August 8, 2001 we completed a public offering of 2,950,000 shares of our common stock, including 200,000 shares of a selling shareholder, resulting in gross proceeds to the Company of $83.1 million. We and the selling shareholder also granted an over-allotment option to the underwriters covering 412,500 shares and 30,000 shares, respectively. This document shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-Q.

OVERVIEW

Our software and services consist of The Work Number services, human resources and benefits application services, the sale of customer premises systems, and maintenance and support services related to those systems. The technologies we use include both interactive web and interactive voice response.

The Work Number services include:

     o The Work Number, our leading employment and income verification service;

     o    W-2 eXpress, our new suite of W-2 payroll services; and

     o    our new suite of electronic payroll self-service applications.

We derive substantially all our revenues from The Work Number from fees charged to mortgage lenders, pre-employment screeners, and other verifiers for verification of employment history, including the past three years of income history of participating employers' current and former employees. We charge fees based on the amount of information requested by verifiers. We believe mortgage lenders generally request more information than other verifiers. We derive additional revenues from ongoing maintenance fees charged to employers and one-time conversion fees from new employers. Our revenues from W-2 eXpress, and those expected from our electronic payroll services, represent fees charged to clients on a per-employee basis. We first introduced W-2 eXpress in fiscal 2000, with no meaningful revenues generated until the fourth quarter of fiscal 2001. We expect our first clients to begin using electronic payroll services in our second fiscal quarter of 2002. Costs of revenues related to The Work Number services consist of telecommunications services, personnel and equipment.

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

As of June 21, 2001 we entered into an agreement to acquire Ti3, Inc., an application service provider primarily for the staffing industry utilizing interactive voice response and Internet technologies. Pursuant to the merger, which closed subsequent to the end of the quarter on July 2, 2001, we paid 50,000 in cash and issued 341,854 shares of our common stock. We may make additional payments in cash or shares of our common stock based upon the performance of Ti3 in the twelve months following the merger. During the year ended March 31, 2001, Ti3 generated revenues of $3.6 million and pre-tax earnings of $172,000.

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this report include, but are not limited to, statements relating to:

     o    our business strategy;

     o the market opportunity for our services and products, including anticipated growth of our industry and expected demand for our services and products;

     o    the anticipated benefits of the Ti3 acquisition;

     o our estimates regarding our capital requirements and needs for additional financing; and

     o any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

Factors that may cause our actual results to differ materially from our forward-looking statements include, among others, (1) changes in general economic and business conditions, (2) our ability to successfully market and expand The Work Number for Everyone(R) and its other products and services, (3) risk or uncertainty regarding possible applicability of the Fair Credit Reporting Act to The Work Number(R), (4) intense competition in the interactive web and interactive voice response industry, (5) risk of interruption of computer network and telephone operations, (6) risks associated with intellectual property rights, (7) risks associated with rapid technological change, and (8) risks associated with a lengthy sales cycle. See a more comprehensive description of risk factors in Item 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our statement of operations as a percentage of revenues:

                                                                    THREE MONTHS        PERCENTAGE CHANGE
                                                                   ENDED JUNE 30,         THREE MONTHS
                                                               ----------------------     ENDED JUNE 30,
                                                                2000           2001       2001 OVER 2000
                                                              --------       --------   -----------------
                                                               (DOLLARS IN THOUSANDS)

REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services ...........................       $  4,132       $  6,072            47.0%
   Human resources and benefits application services ..          2,061          2,580            25.2
   Customer premises systems ..........................          2,127          1,030           (51.6)
   Maintenance and support ............................          1,142            988           (13.5)
                                                              --------       --------
     Total revenues ...................................       $  9,462       $ 10,670            12.8
                                                              --------       --------
Gross margin:
   The Work Number services ...........................       $  2,841       $  4,188            47.4%
   Human resources and benefits application services ..            756            727            (3.8)
   Customer premises systems ..........................            177            (63)              *
   Maintenance and support ............................            802            677           (15.6)
                                                              --------       --------
     Total gross margin ...............................       $  4,576       $  5,529            20.8
                                                              --------       --------

                                                                       THREE MONTHS
                                                                      ENDED JUNE 30,
                                                                     ----------------
                                                                     2000        2001
                                                                     ----        ----

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services ...................................         68.8%       69.0%
Human resources and benefits application services ..........         36.7        28.2
Customer premises systems ..................................          8.3        (6.1)
Maintenance and support ....................................         70.2        68.5
                                                                     ----        ----

                                                                   THREE MONTHS     PERCENTAGE CHANGE
                                                                  ENDED JUNE 30,       THREE MONTHS
                                                                 -----------------    ENDED JUNE 30,
                                                                 2000         2001    2001 OVER 2000
                                                                 ----         ----  -----------------

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services .............................        43.7%        56.9%        47.0%
   Human resources and benefits application services ....        21.8         24.2         25.2
   Customer premises systems ............................        22.4          9.6        (51.6)
   Maintenance and support ..............................        12.1          9.3        (13.5)
                                                                -----        -----
     Total revenues .....................................       100.0        100.0         12.8
Cost of revenues ........................................        51.6         48.2          5.2
                                                                -----        -----
Gross margin ............................................        48.4         51.8         20.8
                                                                -----        -----
Operating expenses:
   Selling and marketing ................................        21.7         21.2         10.0
   General and administrative ...........................        14.5         14.0          9.1
                                                                -----        -----
     Total operating expenses ...........................        36.2         35.2          9.6
                                                                -----        -----
Operating income ........................................        12.2         16.6         54.0
Other income, net .......................................         1.3          1.2          1.7
                                                                -----        -----
   Earnings before income tax expense ...................        13.5         17.8         49.1
Income tax expense ......................................         5.7          7.0         40.7
                                                                -----        -----
Net earnings ............................................         7.8%        10.8%        55.1%
                                                                =====        =====

* - not meaningful.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues. Total revenues increased 12.8% to $10.7 million in the first quarter of fiscal 2002 from $9.5 million in the first quarter of fiscal 2001. Revenues from The Work Number services increased 47.0% to $6.1 million in the first quarter of fiscal 2002 from $4.1 million in the first quarter of fiscal 2001, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the year. Revenues from human resources and benefits application services increased 25.2% to $2.6 million in the first quarter of fiscal 2002 from $2.1 million in the first quarter of fiscal 2001, due to the addition of new clients seeking to outsource their non-core functions. Revenues from customer premises systems decreased 51.6% to $1.0 million in the first quarter of fiscal 2002 from $2.1 million in the first quarter of fiscal 2001. This decrease was due to a shift in both our focus and the market from purchasing in-house systems to utilizing our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 13.5% to $988,000 in the first quarter of fiscal 2002 from $1.1 million in the first quarter of fiscal 2001, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services. We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current quarter results as we discontinue sales to new clients and continue to emphasize The Work Number services and human resources and benefits application services.

Gross Margin. Gross margin increased 20.8% to $5.5 million in the first quarter of fiscal 2002 from $4.6 million in the first quarter of fiscal 2001. As a percentage of total revenues, gross margin increased to 51.8% in the first quarter of fiscal 2002 from 48.4% in the first quarter of fiscal 2001. The Work Number services gross margin increased 47.4% to $4.2 million, or 69.0% of corresponding revenue, in the first quarter of fiscal 2002 from $2.8 million, or 68.8% of corresponding revenue in the first quarter of fiscal 2001. The increase in gross margin was due primarily to revenue increases. The gross margin percentage was maintained as costs related to personnel and infrastructure increased in conjunction with increased revenue during the first quarter of fiscal 2002. Human resources and benefits application services gross margin decreased 3.8% to $727,000, or 28.2% of corresponding revenue, in the first quarter of fiscal 2002 from $756,000, or 36.7% of corresponding revenue in the first quarter of fiscal 2001. This decrease in gross margin percentage is principally due to costs associated with transitioning personnel from our customer premises systems business in anticipation of possible future growth in human resources and benefits application services. Customer premises systems gross margin decreased to ($63,000), or (6.1)% of corresponding revenue, in the first quarter of fiscal 2002 from $177,000, or 8.3% of corresponding revenue, in the first quarter of fiscal 2001, as revenues declined. The decrease in gross margin percentage is due to certain fixed costs that remain as we shift our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin decreased 15.6% to $677,000, or 68.5% of corresponding revenue, in the first quarter of fiscal 2002, from $802,000, or 70.2% of corresponding revenue, in the first quarter of fiscal 2001 due to lower revenues caused by a shrinking client base and slightly higher personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 10.0% to $2.3 million in the first quarter of fiscal 2002 from $2.1 million in the first quarter of fiscal 2001. The increase in expense reflects the expansion of our sales and marketing efforts. As a percentage of revenues, such expenses decreased to 21.2% in the first quarter of fiscal 2002 from 21.7% in the first quarter of fiscal 2001. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 9.1% to $1.5 million in the first quarter of fiscal 2002 from $1.4 million in the first quarter of fiscal 2001. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 14.0% in the first quarter of fiscal 2002 from 14.5% in the first quarter of fiscal 2001. The decrease in general and administrative expenses as a percentage of revenues is due to the greater operating efficiencies resulting from higher revenues.

Other Income, Net. Other income increased 1.7% to $123,000 in the first quarter of fiscal 2002 from $121,000 in the first quarter of fiscal 2001, due to interest income earned on a higher level of invested funds. We expect interest income to increase in the near term as a result of investment of the proceeds from our recent public offering, pending application of such proceeds.

Income Tax Expense. Our effective income tax rate was 39.5% in the first quarter of fiscal 2002 and 41.8% in the first quarter of fiscal 2001. The decrease is due to a lower effective state income tax rate. As we continue to move our business to an application services model, we are reducing the amount of taxes paid on hardware and software sales in states with higher income tax rates.

DISCONTINUED OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $16.4 million and $17.9 million at March 31, 2001 and June 30, 2001, respectively. Total working capital increased during the three months ended June 30, 2001 due to our earnings for the period.

Our accounts receivable increased from $7.4 million at March 31, 2001 to $7.5 million at June 30, 2001. As a percentage of our total revenues for the respective quarter, accounts receivable decreased from 78% of revenues at March 31, 2001 to 70% of revenues at June 30, 2001. These decreases are due primarily to improved collections of accounts receivable.

Our capital expenditures, principally computer equipment, were $630,000 during the three months ended June 30, 2001. At June 30, 2001, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

In November 1998, our board of directors authorized us to repurchase up to 350,000 shares of our stock in the open market over the following two-year period. In November 2000, this program expired; thereafter, our board of directors authorized a new program allowing us to repurchase up to 400,000 shares of our stock in the open market over the following two-year period. We made no repurchases during quarter ended June 30, 2001. Cumulative shares repurchased amount to 202,587 under the 1998 plan and 10,000 under the 2000 plan. All shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

In the second quarter of fiscal 2001, we began paying quarterly dividends on our common stock. During the quarter ended June 30, 2001, we declared a dividend of $0.03 per share, or $284,000, payable on July 20, 2001 to shareholders of record as of June 22, 2001.

We believe that our working capital, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We have a $5,000,000 line of credit facility with a commercial bank, all of which was available at June 30, 2001. Outstanding borrowings, if any, bear interest at London Inter-Bank Offered Rate plus 2.25% and will be secured by accounts receivable and inventory. The credit facility provides for payment on demand and expires April 1, 2002.

On August 8, 2001, we completed a public offering of 2,950,000 shares of our common stock, including 200,000 shares by William W. Canfield, our Chairman, President and Chief Executive Officer, resulting in gross proceeds to us of approximately $83.1 million. We did not receive any proceeds from the sale of shares by Mr. Canfield. We granted an over-allotment option to the underwriters covering 412,500 shares and Mr. Canfield granted an over-allotment option covering 30,000 shares. This document shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. A written prospectus pertaining to the offering may be obtained from CIBC World Markets, One World Financial Center, 200 Liberty Street, New York, New York 10281 or from Adams, Harkness & Hill, Inc., 60 State Street, Boston, Massachusetts 02109.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective April 1, 2001. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but instead tested for impairment on an annual basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a short-term investment portfolio consisting primarily of federal agency debt obligations. These available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Our current line of credit facility with a commercial bank provides for borrowings that bear interest at LIBOR plus 2.25%. We had no borrowings outstanding under this line of credit at June 30, 2001. We currently believe that the effect, if any, of changes in interest rates on our financial position, results of operations and cash flows would not be material.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     (a) and (b) not applicable.

     (c) On July 2, 2001, we acquired Ti3, Inc., an application service provider that provides customized outsourcing solutions primarily for the staffing industry and, more recently, for the home health care industry. Ti3 designs and develops its application services which integrate interactive voice response, Internet and fax technologies. Pursuant to the merger, which closed subsequent to the end of the quarter on July 2, 2001, we paid the former Ti3 shareholders approximately $50,000 in cash and issued to them 341,854 shares of our common stock, par value $0.01 per share, for an aggregate value of $11.8 million, based on then recent average trading prices for our common stock. Ti3 became our wholly-owned subsidiary as a result of the merger. Of the shares issued, 34,187 were placed in a one-year escrow to support indemnification obligations. We may make additional payments to Ti3 shareholders depending upon Ti3's financial performance in the 12 months immediately after the closing and utilization of Ti3's tax-loss carry-forwards during such period.

     The transaction will be accounted for using purchase accounting. Our shares issued pursuant to the merger were not registered under the Securities Act of 1933, as amended, pursuant to an exemption under Section 4(2) and Rule 506 of Regulation D promulgated thereunder, because the requirements with respect to such rule were met by all former shareholders of Ti3. The Ti3 shareholders also received certain registration rights starting December 29, 2001.

     (d) not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) See Exhibit Index.

     (b) Reports on Form 8-K

     Pursuant to Item 5, we filed a Current Report on Form 8-K dated June 22, 2001 (filed June 28, 2001), furnishing information about two press releases issued on such date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TALX CORPORATION
                                                 (Registrant)

Date: August 13, 2001                  By     /s/ William W. Canfield
                                          -------------------------------------
                                              Chairman, President and
                                              Chief Executive Officer

Date: August 13, 2001                  By      /s/ Craig N. Cohen
                                          -------------------------------------
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

1.1 Underwriting Agreement dated as of August 3, 2001 by and among TALX Corporation and CIBC World Markets Corp., Adams
                      Harkness & Hill, Inc., Robert W. Baird & Co. Incorporated,
                      A.G. Edwards & Sons, Inc., and Stifel, Nicolaus & Company,
                      Incorporated as the several underwriters

2.1 Agreement and Plan of Merger dated as of June 21, 2001 by and among TALX Corporation, TALXSUB I, Inc., and Ti3, Inc.
                      and the Shareholders of Ti3, Inc., incorporated by reference to Exhibit No. 2.1 to our Annual Report on Form
                      10-K for the year ended March 31, 2001 (File No.
                      000-21465)+

3.1                   Restated Articles of Incorporation, as amended
                      (incorporated by reference from Exhibit 3.1 to our Form
                      10-K for the fiscal year ended March 31, 1997 (File No.
                      000-21465))

3.3 Bylaws (incorporated by reference from Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-10969))

10.6.1                Amendment to TALX Corporation Outside Directors' Stock
                      Option Plan , incorporated by reference to Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended March
                      31, 2001 (File No. 000-21465) ++

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

10.27                 Form of Warrant to Purchase Common Stock dated as of May
                      7, 1999 issued by TALX Corporation to AGE Investments,
                      Inc. (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-3 (File No. 333-63690))

11                    Computation of Earnings Per Share

* Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

+ The registrant hereby undertakes to supplementally furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

++ Represents management contract or compensatory plan or arrangement.