Form 10-Q
period 2001-09-30
TALX CORP
filed 2001-11-13
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001 or

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

                                 (314) 214-7000

                             (Registrant's telephone

                          number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

As of November 7, 2001 there were 13,955,089 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 19.

                        TALX CORPORATION AND SUBSIDIARIES

                         FINANCIAL INFORMATION                          PAGE NO.
                         ---------------------                          --------

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2001 and
           September 30, 2001...............................................  3

           Consolidated Statements of Earnings for the Three Months and Six
           Months Ended September 30, 2000 and 2001.........................  4

           Consolidated Statements of Cash Flows for the Six Months Ended
           September 30, 2000 and 2001......................................  5

           Notes to Consolidated Financial Statements.......................  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....... 15


                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 16

Item 2.    Changes in Securities and Use of Proceeds........................ 16

Item 3.    Defaults Upon Senior Securities.................................. 16

Item 4.    Submission of Matters to a Vote of Securities Holders............ 16

Item 5.    Other Information................................................ 17

Item 6.    Exhibits and Reports on Form 8-K................................. 17

Signatures ................................................................. 18

                       TALX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




                                                                                 March 31,          September 30,
                                                                                   2001                 2001
                                                                              ----------------   --------------------
                                                                                                     (unaudited)
                                              ASSETS

Current assets:
    Cash and cash equivalents                                                        $  5,167              $   2,837
    Short-term investments                                                              4,558                 87,924
    Trade receivables, net                                                              7,407                  7,062
    Inventories                                                                           627                    125
    Work in progress, less progress billings                                            2,905                  3,306
    Prepaid expenses and other current assets                                           2,313                  4,320
    Deferred tax assets, net                                                              159                    141
                                                                              ----------------   --------------------
       Total current assets                                                            23,136                105,715
Property and equipment, net                                                             5,160                  5,168
Capitalized software development costs, net                                             4,007                  2,747
Goodwill                                                                                    -                 11,319
Other assets                                                                            1,692                  1,591
                                                                              ----------------   --------------------
                                                                                     $ 33,995              $ 126,540
                                                                              ================   ====================


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $    495              $   1,049
    Accrued expenses and other liabilities                                              4,670                  2,456
    Dividends payable                                                                     282                    418
    Income taxes payable                                                                   24                      -
    Progress billings in excess of work in progress                                       403                    587
    Deferred revenue                                                                      875                    869
                                                                              ----------------   --------------------
       Total current liabilities                                                        6,749                  5,379
Deferred tax liabilities, net                                                           1,101                    869
                                                                              ----------------   --------------------
       Total liabilities                                                                7,850                  6,248
                                                                              ----------------   --------------------
Commitments and contingencies
Shareholders' equity:

    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at March 31 and September 30, 2001                   -                      -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 9,404,439 shares at March 31, 2001
       and 13,919,282 shares at September 30, 2001                                         94                    139
    Additional paid-in capital                                                         34,288                161,355
    Accumulated deficit                                                                (8,205)               (40,104)
    Accumulated other comprehensive income:
       Unrealized gain on securities classified as available for sale,
          net of tax of $22 at March 31, 2001 and $41 at September 30, 2001                35                     64
    Treasury stock, at cost, 3,251 shares at March 31, 2001 and
       47,500 shares at September 30, 2001                                                (67)                (1,162)
                                                                              ----------------   --------------------
          Total shareholders' equity                                                   26,145                120,292
                                                                              ----------------   --------------------
                                                                                     $ 33,995              $ 126,540
                                                                              ================   ====================

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                (dollars in thousands, except share information)
                                   (unaudited)


                                                        Three Months Ended Sept. 30,           Six Months Ended Sept. 30,
                                                        -------------------------------   -------------------------------
                                                              2000           2001              2000            2001
                                                        --------------  ---------------   ---------------  --------------
Revenues:
    The Work Number services                                  $ 4,531          $ 5,866           $ 8,663        $ 11,937
    Human resources and benefits application services           2,806            3,724             4,867           6,304
    Customer premises systems                                   2,347              978             4,475           2,009
    Maintenance and support                                     1,113              978             2,255           1,966
                                                        --------------  ---------------   ---------------  --------------
       Total revenues                                          10,797           11,546            20,260          22,216
                                                        --------------  ---------------   ---------------  --------------
Cost of revenues:
    The Work Number services                                    1,540            2,041             2,831           3,926
    Human resources and benefits application services           1,921            2,415             3,227           4,267
    Customer premises systems                                   1,441              563             3,391           1,656
    Maintenance and support                                       335              273               675             584
    Inventory write-down                                            -              307                 -             307
                                                        --------------  ---------------   ---------------  --------------
       Total cost of revenues                                   5,237            5,599            10,124          10,740
                                                        --------------  ---------------   ---------------  --------------
       Gross margin                                             5,560            5,947            10,136          11,476
                                                        --------------  ---------------   ---------------  --------------
Operating expenses:
    Selling and marketing                                       2,144            2,447             4,198           4,707
    General and administrative                                  1,500            2,029             2,869           3,522
    Restructuring charge                                            -            2,627                 -           2,627
                                                        --------------  ---------------   ---------------  --------------
       Total operating expenses                                 3,644            7,103             7,067          10,856
                                                        --------------  ---------------   ---------------  --------------
       Operating income (loss)                                  1,916           (1,156)            3,069             620
                                                        --------------  ---------------   ---------------  --------------
Other income, net:
    Interest income                                               128              458               249             570
    Other, net                                                      1               18                 1              29
                                                        --------------  ---------------   ---------------  --------------
       Total other income, net                                    129              476               250             599
                                                        --------------  ---------------   ---------------  --------------
       Earnings (loss) from continuing operations
          before income tax expense                             2,045             (680)            3,319           1,219
Income tax expense (benefit)                                      833             (258)            1,366             492
                                                        --------------  ---------------   ---------------  --------------
       Earnings (loss) from continuing operations               1,212             (422)            1,953             727
Discontinued operations:
    Gain on disposal of discontinued operations,
       net of income taxes                                         36                -                36               -
                                                        --------------  ---------------   ---------------  --------------
Net earnings (loss)                                           $ 1,248           $ (422)          $ 1,989           $ 727
                                                        ==============  ===============   ===============  ==============


Basic earnings (loss) per share:

    Earnings (loss) from continuing operations                 $ 0.12          $ (0.03)           $ 0.19          $ 0.06
    Gain on disposal of discontinued operations                     -                -                 -               -
                                                        --------------  ---------------   ---------------  --------------
    Net earnings (loss)                                        $ 0.12          $ (0.03)           $ 0.19          $ 0.06
                                                        ==============  ===============   ===============  ==============

Diluted earnings (loss) per share:

    Earnings (loss) from continuing operations                 $ 0.12          $ (0.03)           $ 0.19          $ 0.06
    Gain on disposal of discontinued operations                     -                -                 -               -
                                                        --------------  ---------------   ---------------  --------------
    Net earnings (loss)                                        $ 0.12          $ (0.03)           $ 0.19          $ 0.06
                                                        ==============  ===============   ===============  ==============

Weighted average number of shares outstanding - basic      10,226,475       12,592,057        10,207,980      11,483,106
                                                        ==============  ===============   ===============  ==============
Weighted average number of shares outstanding - diluted    10,448,098       12,592,057        10,447,204      11,969,396
                                                        ==============  ===============   ===============  ==============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                   (unaudited)




                                                                          Six Months Ended Sept. 30,
                                                                       ----------------------------------
                                                                            2000              2001
                                                                       ----------------  ----------------
Cash flows from operating activities:
    Net earnings                                                               $ 1,989             $ 727
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                          2,234             2,477
          Inventory write-down                                                       -               307
          Capitalized software write-down                                            -             1,941
          Non-cash restructuring charges                                             -               565
          Deferred taxes                                                           279               174
          Change in assets and liabilities, excluding those acquired:
             Trade receivables                                                     210               718
             Inventories                                                            19               195
             Work in progress in excess of progress billings                      (625)             (401)
             Prepaid expenses and other current assets                           1,094            (1,986)
             Other assets                                                           15               101
             Accounts payable                                                       24               320
             Accrued expenses and other liabilities                             (1,281)           (2,884)
             Income taxes payable                                                  (14)              328
             Progress billings in excess of work in progress, net                 (275)               69
             Deferred revenue                                                     (238)               (6)
                                                                       ----------------  ----------------
                Net cash provided by operating activities                        3,431             2,645
                                                                       ----------------  ----------------
Cash flows from investing activites:

    Additions to property and equipment                                         (1,190)           (1,489)
    Acquisition, net of cash received                                                -              (110)
    Purchases of short-term investments                                         (1,505)         (168,502)
    Maturities of short-term investments                                             -             1,500
    Sales of short-term investments                                                  -            83,655
    Capitalized software development costs                                      (1,443)           (1,435)
                                                                       ----------------  ----------------
                Net cash used in investing activities                           (4,138)          (86,381)
                                                                       ----------------  ----------------
Cash flows from financing activities:

    Issuance of common stock                                                       680            83,134
    Purchases of treasury stock                                                 (1,460)           (1,162)
    Dividends paid                                                                   -              (566)
                                                                       ----------------  ----------------
                Net cash provided by (used in) financing activities               (780)           81,406
                                                                       ----------------  ----------------
                Net decrease in cash and cash equivalents                       (1,487)           (2,330)
Cash and cash equivalents at beginning of period                                 3,276             5,167
                                                                       ----------------  ----------------
Cash and cash equivalents at end of period                                     $ 1,789           $ 2,837
                                                                       ================  ================

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      Our consolidated balance sheet at March 31, 2001 was obtained from our audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2001.

2.    EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. All weighted average share amounts include the effect of a 10% stock dividend totaling $31.9 million declared September 6, 2001 payable on October 18, 2001 to shareholders of record on September 20, 2001.

3.    RECLASSIFICATIONS

      Certain balances as of March 31, 2001 have been reclassified to conform with the current period presentation.

4.    NON-RECURRING CHARGES

      During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $565,000 is reflected in accrued expenses on the balance sheet. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings.

5.    COMPREHENSIVE INCOME

      Comprehensive income (loss) for the three months ended September 30, 2000 and 2001 was $1.2 million and $(376,000), respectively and for the six months ended September 30, 2000 and 2001 was $2.0 million and $756,000, respectively. The difference between comprehensive income (loss) and net income (loss) for the three and six months ended September 30, 2000 and 2001 arose from unrealized holding gains/(losses) on our debt securities portfolio which is classified as available for sale.

6.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid for income taxes totaled $1.1 million and $918,000 for the six months ended September 30, 2000 and 2001, respectively.

      We declared a $0.03 per share cash dividend, totaling $418,000, on September 6, 2001. The dividend was payable October 18, 2001 to shareholders of record on September 20, 2001.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    ACQUISITION

      On July 2, 2001, we completed our acquisition of Ti3, Inc. ("Ti3"). As consideration for the acquisition, we paid the Ti3 shareholders approximately $50,000 in cash and issued to them 341,854 shares of our common stock, for an aggregate value of $11.8 million, based on the then recent average trading prices for our common stock. Additionally, we incurred $630,000 of costs related to the transaction, which were capitalized into goodwill. Of the shares issued, 34,187 were placed in a one-year escrow to support indemnification obligations. We may make additional payments in cash or shares of our common stock to Ti3 shareholders depending upon Ti3's financial performance in the 12 months immediately after the closing and utilization of Ti3's tax-loss carry-forwards during such period. This acquisition was accounted for under the purchase method. The share amounts discussed above do not include the effect of the 10% stock dividend declared on September 6, 2001.

      The following unaudited pro forma summarized results of operations for the three and six months ending September 30, 2000 and 2001 were prepared as though the acquisition occurred on April 1, 2000 (in thousands, except share and per share amounts):


                                                         THREE MONTHS                  SIX MONTHS
                                                       ENDED SEPT. 30,               ENDED SEPT. 30,
                                                 ---------------------------   ---------------------------
                                                       2000           2001          2000          2001
                                                 ------------    -----------   -----------   -------------
Total revenue.................................    $    11,696     $   11,546   $    21,789   $    22,997

Operating income (loss).......................          2,025         (1,156)        3,052           542

Net earnings (loss)...........................          1,310           (422)        1,974           677

Earnings (loss) per share:
  Basic.......................................    $      0.12     $    (0.03)  $      0.19   $      0.06
  Diluted.....................................           0.12          (0.03)         0.18          0.06

Weighted average number of shares outstanding:

  Basic.......................................     10,602,514     12,592,057    10,584,019    11,671,126
  Diluted.....................................     10,824,136     12,592,057    10,823,243    12,157,416

      The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combining the operations.

8.    SECONDARY STOCK OFFERING

      On August 8, 2001 we completed a secondary stock offering of 2,950,000 shares of our common stock, including 200,000 shares of a selling shareholder, resulting in gross proceeds to the Company of $83.1 million. Additionally, we incurred $644,000 of costs related to the transaction which were offset against the proceeds. The share amounts discussed above do not include the effect of the 10% stock dividend declared on September 6, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-Q and in our annual report on form 10-K for the year ended March 31, 2001.

OVERVIEW

Our software and services consist of The Work Number services, human resources and benefits application services, the sale of customer premises systems, and maintenance and support services related to those systems. The technologies we use include both interactive web and interactive voice response.

The Work Number services include:
        - The Work Number, our leading employment and income verification service;
        -  W-2 eXpress, our new suite of W-2 payroll services; and
        -  our new suite of electronic payroll self-service applications.

We derive substantially all our revenues from The Work Number from fees charged to mortgage lenders, pre-employment screeners, and other verifiers for verification of employment history, including the past three years of income history of participating employers' current and former employees. We charge fees based on the amount of information requested by verifiers. We believe mortgage lenders and pre-employment screening companies request more information than other verifiers. We derive additional revenues from ongoing maintenance fees charged to employers and one-time conversion fees from new employers. Our revenues from W-2 eXpress, and those expected from our electronic payroll services, represent fees charged to clients on a per-employee basis. We first introduced W-2 eXpress in fiscal 2000, with no meaningful revenues generated until the fourth quarter of fiscal 2001. Our first clients began using electronic payroll services in our second fiscal quarter of 2002. Costs of revenues related to The Work Number services consist primarily of telecommunications services, personnel and equipment.

Our human resources and benefits application services business consists principally of benefits enrollment services that offer employers and employees a broad range of automated features. In 2000, we began offering eChoice, our advanced benefits enrollment service that provides these features in a standardized package. We maintain a system on our premises that contains a customer database and receives incoming requests for access to the information. Revenues from human resources and benefits application services include fees derived from establishment of the service and fees based on the number of employees or transactions. Costs of revenues related to our human resources and benefits application services consist primarily of personnel, equipment and telecommunications services.

Our customer premises systems business provides interactive web, interactive voice response and computer telephony integration software and services that enable an organization's users to access, input and update information without human assistance. We recognize revenue from hardware sales and software licenses upon shipment. Revenues from implementation services relating to our customer premises systems are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. With the market's acceptance of our application services delivery method, in fiscal 1998 we began to de-emphasize sales of customer premises systems and in fiscal 2000 discontinued sales to new clients. However, we continue to provide maintenance and support services with respect to installed customer premises systems. Revenues from maintenance and support are recognized ratably over the term of the maintenance agreement. Costs of revenues related to our customer premises systems consist primarily of personnel, capitalized software amortization and hardware costs of goods sold. Costs of revenues related to maintenance and support consist primarily of personnel costs.

On July 2, 2001 we acquired Ti3, an application service provider primarily for the staffing industry and, more recently, for the home health care industry utilizing interactive voice response and Internet technologies. We paid $50,000 in cash and issued 341,854 shares of our common stock. The transaction was accounted for under purchase accounting, for a total purchase price of $12.4 million. We may make additional payments in cash or shares of our common stock based upon the performance of Ti3 in the twelve months following the merger and utilization of Ti3's tax-loss carryforwards during such period. Revenues and related cost of revenues are included in the human resources and benefits application services lines on our consolidated statements of earnings.

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this report may include, but are not limited to, statements relating to:

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

Factors that may cause our actual results to differ materially from our forward-looking statements include, among others: (1) continuation of or further deterioration in general economic and business conditions, whether due to the development of or increase in hostilities or otherwise, (2) our ability to successfully market and expand The Work Number(R) and our other products and services, (3) risk or uncertainty regarding possible applicability of the Fair Credit Reporting Act to The Work Number(R), (4) intense competition in the interactive web and interactive voice response industry, (5) risk of interruption of computer network and telephone operations, (6) risks associated with intellectual property rights, (7) risks associated with rapid technological change, (8) risks associated with a lengthy sales cycle, and (9) our ability to maintain the accuracy and confidentiality of employee information. See a more comprehensive description of risk factors under the caption "Risk Factors" contained in our final prospectus dated August 3, 2001 filed with the Securities and Exchange Commission.

You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:


                                                                                             PERCENTAGE CHANGE
                                      THREE MONTHS            SIX MONTHS              ---------------------------------
                                     ENDED SEPT. 30,        ENDED SEPT. 30,            THREE MONTHS         SIX MONTHS
                                  -------------------    -------------------           ENDED SEPT. 30,    ENDED SEPT. 30,
                                     2000      2001         2000      2001            2001 OVER 2000      2001 OVER 2000
                                  --------   --------    --------   --------          ----------------   ----------------
                                                (IN THOUSANDS)

REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services ...   $  4,531   $  5,866    $  8,663   $ 11,937               29.5%             37.8%
   Human resources and benefits
     application services .....      2,806      3,724       4,867      6,304               32.7              29.5
   Customer premises systems ..      2,347        978       4,475      2,009              (58.3)            (55.1)
   Maintenance and support ....      1,113        978       2,255      1,966              (12.1)            (12.8)
                                  --------   --------    --------   --------
     Total revenues ...........   $ 10,797   $ 11,546    $ 20,260   $ 22,216                6.9               9.7
                                  --------   --------    --------   --------
Gross margin:
   The Work Number services ...   $  2,991   $  3,825    $  5,832   $  8,011               27.9%             37.4%
   Human resources and benefits
     application services .....        885      1,309       1,640      2,037               47.9              24.2
   Customer premises systems ..        906        415       1,084        353              (54.2)            (67.4)
   Maintenance and support ....        778        705       1,580      1,382               (9.4)            (12.5)
   Inventory write-down .......       --         (307)       --         (307)               *                 *
                                  --------   --------    --------   --------
     Total gross margin .......   $  5,560   $  5,947    $ 10,136   $ 11,476                7.0              13.2
                                  --------   --------    --------   --------

                                      THREE MONTHS           SIX MONTHS
                                      ENDED SEPT. 30,       ENDED SEPT. 30,
                                    -----------------      ----------------
                                     2000       2001        2000      2001
                                    ------     ------      ------    ------
GROSS MARGIN PERCENTAGE BY
   REVENUE CATEGORY:
The Work Number services.........     66.0%      65.2%      67.3%     67.1%
Human resources and benefits
   application services..........     31.5       35.2       33.7      32.3
Customer premises systems........     38.6       42.4       24.2      17.6
Maintenance and support..........     69.9       72.1       70.1      70.3
                                      ----       ----       ----      ----

* - not meaningful.


                                                                                     PERCENTAGE CHANGE
                                      THREE MONTHS        SIX MONTHS           THREE MONTHS      SIX MONTHS
                                     ENDED SEPT. 30,    ENDED SEPT. 30,       ENDED SEPT. 30,  ENDED SEPT. 30,
                                     ---------------    ---------------       ---------------  ---------------
                                      2000     2001     2000      2001        2001 OVER 2000   2001 OVER 2000
                                     ------   ------   ------    ------       --------------   --------------

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services ....      42.0%    50.8%     42.8%    53.8%           29.5%            37.8%
   Human resources and benefits
     application services ......      26.0     32.2      24.0     28.4            32.7             29.5
   Customer premises systems ...      21.7      8.5      22.1      9.0           (58.3)           (55.1)
   Maintenance and support .....      10.3      8.5      11.1      8.8           (12.1)           (12.8)
                                     -----    -----     -----    -----
     Total revenues ............     100.0    100.0     100.0    100.0             6.9              9.7
                                     -----    -----     -----    -----
Cost of revenues ...............      48.5     48.5      50.0     48.3             6.9              6.1
                                     -----    -----     -----    -----
Gross margin ...................      51.5     51.5      50.0     51.7             7.0             13.2
                                     -----    -----     -----    -----
Operating expenses:
   Selling and marketing .......      19.9     21.2      20.7     21.2            14.1             12.1
   General and administrative ..      13.9     17.5      14.2     15.9            35.3             22.8
   Restructuring charge ........        --     22.8        --     11.8              *                *
                                     -----    -----     -----    -----
     Total operating expenses ..      33.8     61.5      34.9     48.9            94.9             53.6
                                      ----     ----      ----     ----
Operating income (loss) ........      17.7    (10.0)     15.1      2.8          (160.3)           (79.8)
Other income, net ..............       1.2      4.1       1.2      2.7           269.0            139.6
                                     -----    -----     -----    -----
Earnings (loss) from continuing
   operations before income tax
   expense (benefit) ...........      18.9     (5.9)     16.3      5.5          (133.3)           (63.3)
Income tax expense (benefit) ...       7.7     (2.2)      6.7      2.2          (131.0)           (64.0)
                                     -----    -----     -----    -----
Earnings (loss) from continuing
   operations ..................      11.2     (3.7)      9.6      3.3          (134.8)           (62.8)
Gain on disposal of discontinued
   operations, net of income
   taxes .......................      0.3        --        .2       --              *                *
                                     -----    -----     -----    -----
Net earnings (loss) ............      11.5%    (3.7)%     9.8%     3.3%         (133.8)%          (63.4)%
                                     =====    =====     =====    =====

* - not meaningful.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues. Total revenues increased 6.9% to $11.5 million in the second quarter of fiscal 2002 from $10.8 million in the second quarter of fiscal 2001. Revenues from The Work Number services increased 29.5% to $5.9 million in the second quarter of fiscal 2002 from $4.5 million in the second quarter of fiscal 2001, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the year. Revenues from human resources and benefits application services increased 32.7% to $3.7 million in the second quarter of fiscal 2002 from $2.8 million in the second quarter of fiscal 2001, due principally to the inclusion of revenues from the acquisition of Ti3. Revenues from customer premises systems decreased 58.3% to $978,000 in the second quarter of fiscal 2002 from $2.3 million in the second quarter of fiscal 2001. This decrease was due to a shift in both our focus and the market from purchasing in-house systems to utilizing our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 12.1% to $978,000 in the second quarter of fiscal 2002 from $1.1 million in the second quarter of fiscal 2001, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services. We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current quarter results as we discontinue sales to new clients and continue to emphasize The Work Number services and human resources and benefits application services.

Gross Margin. Gross margin increased 7.0% to $5.9 million in the second quarter of fiscal 2002 from $5.6 million in the second quarter of fiscal 2001. As a percentage of total revenues, gross margin remained consistent at 51.5% in the second quarters of fiscal 2002 and 2001. The Work Number services gross margin increased 27.9% to $3.8 million, or 65.2% of corresponding revenue, in the second quarter of fiscal 2002 from $3.0 million, or 66.0% of corresponding revenue in the second quarter of fiscal 2001. The increase in gross margin was due primarily to revenue increases. The gross margin percentage decreased slightly as costs related to personnel and infrastructure increased slightly to accommodate possible future electronic payroll services clients. Human resources and benefits application services gross margin increased 47.9% to $1.3 million, or 35.2% of corresponding revenue, in the second quarter of fiscal 2002 from $885,000, or 31.5% of corresponding revenue in the second quarter of fiscal 2001. This increase in gross margin percentage is principally due to improved leveraging of costs associated with personnel transitioned from our customer premises systems to human resources and benefits application services during the previous quarters to support possible future clients. These transitions allowed us to deliver our increased revenue levels without major consulting and training costs. Customer premises systems gross margin decreased 54.2% to $415,000, or 42.4% of corresponding revenue, in the second quarter of fiscal 2002 from $906,000, or 38.6% of corresponding revenue, in the second quarter of fiscal 2001, as revenues declined. The increase in gross margin percentage is due to the lack of amortization related to our write-off of capitalized software development costs. Maintenance and support gross margin decreased 9.4% to $705,000, or 72.1% of corresponding revenue, in the second quarter of fiscal 2002, from $778,000, or 69.9% of corresponding revenue, in the second quarter of fiscal 2001 due to lower revenues caused by a shrinking client base. The gross margin percentage increased principally due to a lower level of third-party hardware support costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 14.1% to $2.4 million in the second quarter of fiscal 2002 from $2.1 million in the second quarter of fiscal 2001. The increase in expense reflects the expansion of our sales and marketing efforts. As a percentage of revenues, such expenses increased to 21.2% in the second quarter of fiscal 2002 from 19.9% in the second quarter of fiscal 2001. The increase in selling and marketing expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

General and Administrative Expenses. General and administrative expenses increased 35.3% to $2.0 million in the second quarter of fiscal 2002 from $1.5 million in the second quarter of fiscal 2001. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses increased to 17.5% in the second quarter of fiscal 2002 from 13.9% in the second quarter of fiscal 2001. The increase in general and administrative expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

Non-Recurring Charges. During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $565,000 is reflected in accrued expenses on the balance sheet. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings.

Other Income, Net. Other income increased 269% to $476,000 in the second quarter of fiscal 2002 from $129,000 in the second quarter of fiscal 2001, due to interest income earned on a higher level of invested funds. Invested funds increased due to the receipt of the proceeds from our recent public offering and cash flow from operations.

Income Tax Expense. Our effective income tax rate was 37.9% in the second quarter of fiscal 2002 and 40.7% in the second quarter of fiscal 2001. The decrease is due primarily to a lower effective state income tax rate. As we continue to move our business to an application services model, we have reduced the amount of taxes paid on hardware and software sales in states with higher income tax rates. Additionally, our effective tax rate is lower due to tax-exempt interest earned on state and federal tax free municipal securities during the last month of the quarter ended September 30, 2001.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

Revenues. Total revenues increased 9.7% to $22.2 million in the first half of fiscal 2002 from $20.3 million in the first half of fiscal 2001. Revenues from The Work Number services increased 37.8% to $11.9 million in the first half of fiscal 2002 from $8.7 million in the first half of fiscal 2001, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the year. Revenues from human resources and benefits application services increased 29.5% to $6.3 million in the first half of fiscal 2002 from $4.9 million in the first half of fiscal 2001, due principally to the inclusion of revenues from the acquisition of Ti3. Revenues from customer premises systems decreased 55.1% to $2.0 million in the first half of fiscal 2002 from $4.5 million in the first half of fiscal 2001. This decrease was due to a shift in both our focus and the market from purchasing in-house systems to utilizing our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 12.8% to $2.0 million in the first half of fiscal 2002 from $2.3 million in the first half of fiscal 2001, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services. We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from the first half of fiscal 2002 results as we discontinue sales to new clients and continue to emphasize The Work Number services and human resources and benefits application services.

Gross Margin. Gross margin increased 13.2% to $11.5 million in the first half of fiscal 2002 from $10.1 million in the first half of fiscal 2001. As a percentage of total revenues, gross margin increased to 51.7% in the first half of fiscal 2002 from 50.0% in the first half of fiscal 2001. The Work Number services gross margin increased 37.4% to $8.0 million, or 67.1% of corresponding revenue, in the first half of fiscal 2002 from $5.8 million, or 67.3% of corresponding revenue in the first half of fiscal 2001. The increase in gross margin was due primarily to revenue increases. The gross margin percentage decreased slightly as costs related to personnel and infrastructure increased slightly to accommodate possible future electronic payroll services clients. Human resources and benefits application services gross margin increased 24.2% to $2.0 million, or 32.3% of corresponding revenue, in the first half of fiscal 2002 from $1.6 million, or 33.7% of corresponding revenue in the first half of fiscal 2001. The increase in gross margin was due primarily to revenue increases. The decrease in gross margin percentage is principally due to costs associated with transitioning personnel from our customer premises systems business in anticipation of possible second quarter growth in human resources and benefits application services. Customer premises systems gross margin decreased 67.4% to 353,000, or 17.6% of corresponding revenue, in the first half of fiscal 2002 from $1.1 million, or 24.2% of corresponding revenue, in the first half of fiscal 2001, as revenues declined. The decrease in gross margin percentage is due to certain fixed costs that remain as we shift our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin decreased 12.5% to $1.4 million, or 70.3% of corresponding revenue, in the first half of fiscal 2002, from $1.6 million, or 70.1% of corresponding revenue, in the first half of fiscal 2001 due to lower revenues caused by a shrinking client base. The gross margin percentage increased due principally to a lower level of third-party hardware support costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 12.1% to $4.7 million in the first half of fiscal 2002 from $4.2 million in the first half of fiscal 2001. The increase in expense reflects the expansion of our sales and marketing efforts. As a percentage of revenues, such expenses increased to 21.2% in the first half of fiscal 2002 from 20.7% in the first half of fiscal 2001. The increase in selling and marketing expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

General and Administrative Expenses. General and administrative expenses increased 22.8% to $3.5 million in the first half of fiscal 2002 from $2.9 million in the first half of fiscal 2001. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses increased to 15.9% in the first half of fiscal 2002 from 14.2% in the first half of fiscal 2001. The increase in general and administrative expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

Non-Recurring Charges. During the period, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $565,000 is reflected in accrued expenses on the balance sheet. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings.

Other Income, Net. Other income increased 139.6% to $599,000 in the first half of fiscal 2002 from $250,000 in the first half of fiscal 2001, due to interest income earned on a higher level of invested funds. Invested funds increased due to the receipt of the proceeds from our recent public offering.

Income Tax Expense. Our effective income tax rate was 40.4% in the first half of fiscal 2002 and 41.2% in the first half of fiscal 2001. The decrease is due primarily to a lower effective state income tax rate. As we continue to move our business to an application services model, we have reduced the amount of taxes paid on hardware and software sales in states with higher income tax rates. Additionally, our effective tax rate is lower due to tax-exempt interest earned on state and federal tax free municipal securities during the last month of the period ended September 30, 2001.

DISCONTINUED OPERATIONS

Effective March 31, 2000, we sold substantially all of the assets, net of liabilities, of the database services business to WPZ Holdings, Inc., the parent company of one of the division's largest customers.

During the quarter ended September 30, 2000, we concluded all transition-related activity for the database services business. Completing this transition ahead of schedule resulted in a savings of $61,000 of the transition reserve. Therefore, we realized pre-tax and after-tax gains of $61,000 and $36,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $16.4 million at March 31, 2001 and $100.3 million at September 30, 2001. Total working capital increased during the three months ended September 30, 2001 due to the secondary stock offering completed during the quarter in addition to our earnings for the period.

Our accounts receivable decreased from $7.4 million at March 31, 2001 to $7.1 million at September 30, 2001. Days sales outstanding decreased from 66 days at March 31, 2001 to 55 days at September 30, 2001. These decreases were due primarily to improved collections of accounts receivable.

Our capital expenditures, principally computer equipment, were $1.5 million during the six months ended September 30, 2001. At September 30, 2001, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

In November 1998, our board of directors authorized us to repurchase up to 350,000 shares of our stock in the open market over the following two-year period. In November 2000, this program expired; thereafter, our board of directors authorized a new program allowing us to repurchase up to 400,000 shares of our stock in the open market or through privately negotiated transactions over the following two-year period. We repurchased 47,500 shares for $1.2 million during the six months ended September 30, 2001. Cumulative shares repurchased amount to 202,587 under the 1998 plan and 57,500 under the 2000 plan. Except for the 47,500 shares remaining in the treasury at September 30, 2001, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

In the first half of fiscal 2001, we began paying quarterly dividends on our common stock. During the quarter ended September 30, 2001, we declared a dividend of $0.03 per share, or $418,000, payable on October 18, 2001 to shareholders of record as of September 20, 2001.

On August 8, 2001, we completed a secondary stock offering of 2,950,000 shares of our common stock, including 200,000 shares by William W. Canfield, our Chairman, President and Chief Executive Officer, resulting in gross proceeds to us of approximately $83.1 million. We did not receive any proceeds from the sale of shares by Mr. Canfield.

We believe that our working capital, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We previously maintained a $5,000,000 line of credit facility with a commercial bank. This credit facility was closed after the completion of our secondary stock offering in August 2001.

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

In August 2001, SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144) was issued which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Company has adopted the provisions of SFAS No. 141 related to the acquisition of Ti3, and will be required to adopt SFAS No. 142 effective April 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but instead tested for impairment on an annual basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a short-term investment portfolio consisting primarily of federal agency debt obligations and high grade municipal and corporate debt obligations. These available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

                           PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings

             None.

    Item 2.  Changes in Securities and Use of Proceeds

             (a)  Not applicable.

             (b)  Not applicable.

             (c) On July 2, 2001, we acquired Ti3, an application service provider that provides customized outsourcing solutions primarily for the staffing industry and, more recently, for the home health care industry. Ti3 designs and develops its application services which integrate interactive voice response, Internet and fax technologies. Pursuant to the merger we paid the former Ti3 shareholders approximately $50,000 in cash and issued to them 341,854 shares of our common stock, par value $0.01 per share, for an aggregate value of $11.8 million, based on then recent average trading prices for our common stock. Ti3 became our wholly-owned subsidiary as a result of the merger. Of the shares issued, 34,187 were placed in a one-year escrow to support indemnification obligations. We may make additional payments to Ti3 shareholders depending upon Ti3's financial performance in the 12 months immediately after the closing and utilization of Ti3's tax-loss carry-forwards during such period.

                  The transaction has been accounted for using purchase accounting. Our shares issued pursuant to the merger were not registered under the Securities Act of 1933, as amended, pursuant to an exemption under Section 4(2) and Rule 506 of Regulation D promulgated thereunder, because the requirements with respect to such rule were met by all former shareholders of Ti3. The Ti3 shareholders also received certain registration rights starting December 29, 2001.

             (d)  Not applicable.

    Item 3.  Defaults Upon Senior Securities

             Not applicable.

    Item 4.  Submission of Matters to a Vote of Securities Holders

             (a) The annual meeting of shareholders of the Company was held at 2:00 p.m., local time, on Thursday, September 6, 2001, in St. Louis,
                  Missouri.

             (b)  The   Company's   stockholders   voted  on  the
                  following matters:

                  Election of Director - Craig E. Labarge, a nominee of the Board of Directors, was elected as director at the annual meeting. The number of votes cast for the election of the nominee were 8,055,828, and the number of votes withheld were 280,266.

                  Ratification of Selection of Independent Auditors - The stockholders ratified the appointment of KPMG LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 2002. 8,295,912 votes were cast in favor of the appointment, 39,450 votes were cast against, and there 732 abstentions.

    Item 5.  Other Information

             Not applicable.

    Item 6.  Exhibits and Reports on Form 8-K

             (a)  See Exhibit Index.

             (b)  Reports on Form 8-K

                  On July 16, 2001, we filed a Current Report on Form 8-K dated July 16, 2001 reporting under Item 2 the acquisition of Ti3 and under Item 7 certain financial statements of Ti3 and the Company and pro forma financial information of the Company.

                  On July 18, 2001, we filed a Current Report on Form 8-K dated July 18, 2001 reporting under Item 5 certain financial results of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TALX CORPORATION
                                             (Registrant)


Date: November 12, 2001               By /s/ William W. Canfield
                                      ------------------------------
                                         Chairman, President and
                                         Chief Executive Officer

Date: November 12, 2001               By /s/ Craig N. Cohen
                                      ------------------------------
                                         Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit
    Number     Description

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