Form 10-Q
period 2001-12-31
TALX CORP
filed 2002-01-31
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of January 30, 2002 there were 13,909,714 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 20.

                        TALX CORPORATION AND SUBSIDIARIES


                                                    FINANCIAL INFORMATION                                PAGE NO.
                                                    ---------------------                                --------
Item 1.        Financial Statements:

               Consolidated Balance Sheets as of March 31, 2001 and December 31, 2001................        3

               Consolidated Statements of Earnings for the Three Months and Nine Months Ended
               December 31, 2000 and 2001............................................................        4

               Consolidated Statements of Cash Flows for the Nine Months Ended
               December 31, 2000 and 2001............................................................        5

               Notes to Consolidated Financial Statements............................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.............................................................        9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk............................       16


                                                 PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.....................................................................       17

Item 2.        Changes in Securities and Use of Proceeds.............................................       17

Item 3.        Defaults Upon Senior Securities.......................................................       17

Item 4.        Submission of Matters to a Vote of Securities Holders.................................       17

Item 5.        Other Information.....................................................................       18

Item 6.        Exhibits and Reports on Form 8-K......................................................       18

Signatures     ......................................................................................       19

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                              March 31,    December 31,
                                                                                2001           2001
                                                                              ---------    ------------
                                                                                            (unaudited)
                                        ASSETS
Current assets:
    Cash and cash equivalents                                                 $   5,167    $      6,357
    Short-term investments                                                        4,558          84,997
    Trade receivables, net                                                        7,407           7,301
    Inventories                                                                     627             125
    Work in progress, less progress billings                                      2,905           1,964
    Prepaid expenses and other current assets                                     2,313           2,629
    Deferred tax assets, net                                                        159              94
                                                                              ---------    ------------
      Total current assets                                                       23,136         103,467
Property and equipment, net                                                       5,160           4,839
Capitalized software development costs, net                                       4,007           3,020
Goodwill                                                                             --          11,323
Other assets                                                                      1,692           1,545
                                                                              ---------    ------------
                                                                              $  33,995    $    124,194
                                                                              =========    ============


                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $     495    $        727
    Accrued expenses and other liabilities                                        4,670           2,100
    Dividends payable                                                               282             413
    Income taxes payable                                                             24              --
    Progress billings in excess of work in progress                                 403             592
    Deferred revenue                                                                875             860
                                                                              ---------    ------------
      Total current liabilities                                                   6,749           4,692
Deferred tax liabilities, net                                                     1,101             317
                                                                              ---------    ------------
      Total liabilities                                                           7,850           5,009
                                                                              ---------    ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
      no shares issued or outstanding at March 31 and December 31, 2001              --              --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 9,404,439 shares at March 31, 2001
      and 13,909,714 shares at December 31, 2001                                     94             139
    Additional paid-in capital                                                   34,288         162,030
    Accumulated deficit                                                          (8,205)        (40,556)
    Accumulated other comprehensive income:
      Unrealized gain on securities classified as available for sale,
         net of tax of $22 at March 31, 2001 and $31 at December 31, 2001            35              48
    Treasury stock, at cost, 3,251 shares at March 31, 2001 and
      146,189 shares at December 31, 2001                                           (67)         (2,476)
                                                                              ---------    ------------
         Total shareholders' equity                                              26,145         119,185
                                                                              ---------    ------------
                                                                              $  33,995    $    124,194
                                                                              =========    ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)



                                                               Three Months Ended Dec. 31,   Nine Months Ended Dec. 31,
                                                               ---------------------------   ---------------------------
                                                                   2000           2001           2000           2001
                                                               ------------   ------------   ------------   ------------
Revenues:
    The Work Number services                                   $      4,635   $      6,283   $     13,298   $     18,221
    Human resources and benefits application services                 3,490          4,319          8,357         10,622
    Customer premises systems                                         1,558            604          6,032          2,613
    Maintenance and support                                           1,070            978          3,326          2,944
                                                               ------------   ------------   ------------   ------------
      Total revenues                                                 10,753         12,184         31,013         34,400
                                                               ------------   ------------   ------------   ------------
Cost of revenues:
    The Work Number services                                          1,452          1,928          4,283          5,854
    Human resources and benefits application services                 2,009          2,714          5,236          6,981
    Customer premises systems                                         1,069            425          4,459          2,081
    Maintenance and support                                             319            227            994            811
    Inventory write-down                                                 --             --             --            307
                                                               ------------   ------------   ------------   ------------
      Total cost of revenues                                          4,849          5,294         14,972         16,034
                                                               ------------   ------------   ------------   ------------
      Gross margin                                                    5,904          6,890         16,041         18,366
                                                               ------------   ------------   ------------   ------------
Operating expenses:
    Selling and marketing                                             2,249          2,007          6,448          6,713
    General and administrative                                        1,566          1,992          4,435          5,515
    Restructuring charge                                                 --             --             --          2,627
                                                               ------------   ------------   ------------   ------------
      Total operating expenses                                        3,815          3,999         10,883         14,855
                                                               ------------   ------------   ------------   ------------
      Operating income                                                2,089          2,891          5,158          3,511
                                                               ------------   ------------   ------------   ------------
Other income, net:
    Interest income                                                     134            550            383          1,121
    Other, net                                                           --             14              1             42
                                                               ------------   ------------   ------------   ------------
      Total other income, net                                           134            564            384          1,163
                                                               ------------   ------------   ------------   ------------
      Earnings from continuing operations
        before income tax expense                                     2,223          3,455          5,542          4,674
Income tax expense                                                      902          1,245          2,269          1,736
                                                               ------------   ------------   ------------   ------------
      Earnings from continuing operations                             1,321          2,210          3,273          2,938
Discontinued operations:
    Gain on disposal of discontinued operations,
      net of income taxes                                                --             --             37             --
                                                               ------------   ------------   ------------   ------------
Net earnings                                                   $      1,321   $      2,210   $      3,310   $      2,938
                                                               ============   ============   ============   ============


Basic earnings per share:
    Earnings from continuing operations                        $       0.13   $       0.16   $       0.32   $       0.24
    Gain on disposal of discontinued operations                          --             --             --             --
                                                               ------------   ------------   ------------   ------------
    Net earnings                                               $       0.13   $       0.16   $       0.32   $       0.24
                                                               ============   ============   ============   ============

Diluted earnings per share:
    Earnings from continuing operations                        $       0.13   $       0.16   $       0.31   $       0.23
    Gain on disposal of discontinued operations                          --             --           0.01             --
                                                               ------------   ------------   ------------   ------------
    Net earnings                                               $       0.13   $       0.16   $       0.32   $       0.23
                                                               ============   ============   ============   ============

Weighted average number of shares outstanding - basic            10,271,051     13,749,507     10,229,003     12,238,573
                                                               ============   ============   ============   ============
Weighted average number of shares outstanding - diluted          10,555,882     14,049,056     10,483,430     12,662,616
                                                               ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                              Nine Months Ended Dec. 31,
                                                                              --------------------------
                                                                                 2000            2001
                                                                              ----------      ----------
Cash flows from operating activities:
    Net earnings                                                              $    3,310      $    2,938
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                            3,360           3,321
          Inventory write-down                                                        --             307
          Capitalized software write-down                                             --           1,941
          Deferred taxes                                                             312            (331)
          Change in assets and liabilities, excluding those acquired:
             Trade receivables                                                       162             479
             Inventories                                                              43             195
             Work in progress in excess of progress billings                        (513)            941
             Prepaid expenses and other current assets                             1,133            (295)
             Other assets                                                             28             147
             Accounts payable                                                         12              (2)
             Accrued expenses and other liabilities                               (1,063)         (2,675)
             Income taxes payable                                                    840           1,190
             Progress billings in excess of work in progress, net                   (516)             74
             Deferred revenue                                                       (150)            (15)
                                                                              ----------      ----------
                Net cash provided by operating activities                          6,958           8,215
                                                                              ----------      ----------
Cash flows from investing activities:
    Additions to property and equipment                                           (1,600)         (1,756)
    Acquisition, net of cash received                                                 --            (114)
    Purchases of short-term investments                                           (4,505)       (220,101)
    Maturities of short-term investments                                           3,000           4,500
    Sales of short-term investments                                                   --         135,055
    Capitalized software development costs                                        (2,117)         (1,856)
                                                                              ----------      ----------
                Net cash used in investing activities                             (5,222)        (84,272)
                                                                              ----------      ----------
Cash flows from financing activities:
    Issuance of common stock                                                         912          83,717
    Purchases of treasury stock                                                   (1,704)         (5,486)
    Dividends paid                                                                  (188)           (984)
                                                                              ----------      ----------
                Net cash provided by (used in) financing activities                 (980)         77,247
                                                                              ----------      ----------
                Net increase in cash and cash equivalents                            756           1,190
Cash and cash equivalents at beginning of period                                   3,276           5,167
                                                                              ----------      ----------
Cash and cash equivalents at end of period                                    $    4,032      $    6,357
                                                                              ==========      ==========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

      Our consolidated balance sheet at March 31, 2001 was obtained from our audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2001.

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

3.    RECLASSIFICATIONS

      Certain balances as of March 31, 2001 have been reclassified to conform to the current period presentation.

4.    NON-RECURRING CHARGES

      During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $282,000 is reflected in accrued expenses on the balance sheet as of December 31, 2001. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings.

5.    COMPREHENSIVE INCOME

      Comprehensive income for the three months ended December 31, 2000 and 2001 was $1.4 million and $2.2 million, respectively and for the nine months ended December 31, 2000 and 2001 was $3.3 million and $3.0 million, respectively. The difference between comprehensive income and net income for the three and nine months ended December 31, 2000 and 2001 arose from unrealized holding gains/(losses) on our debt securities portfolio which is classified as available for sale.

6.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid for income taxes totaled $1.1 million and $919,000 for the nine months ended December 31, 2000 and 2001, respectively.

      We declared a $0.03 per share cash dividend, totaling $413,000, on November 15, 2001. The dividend was payable January 18, 2002 to shareholders of record on December 21, 2001.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    ACQUISITION

      On July 2, 2001, we completed our acquisition of Ti3, Inc. ("Ti3"). As consideration for the acquisition, we paid the Ti3 shareholders approximately $50,000 in cash and issued to them 341,854 shares of our common stock, for an aggregate value of $11.8 million, based on the then recent average trading prices for our common stock. Additionally, we incurred $633,000 of costs related to the transaction, which were capitalized into goodwill. Of the shares issued, 34,187 were placed in a one-year escrow to support indemnification obligations. We may make additional payments in cash or shares of our common stock to Ti3 shareholders depending upon Ti3's financial performance in the 12 months immediately after the closing and utilization of Ti3's tax-loss carry-forwards during such period. This acquisition was accounted for under the purchase method. Goodwill resulting from this acquisition is not being amortized, but will be reviewed for impairment on an annual basis. The share amounts discussed above do not include the effect of the 10% stock dividend declared on September 6, 2001.

      The following unaudited pro forma summarized results of operations for the three and nine months ending December 31, 2000 and 2001 were prepared as though the acquisition occurred on April 1, 2000 (in thousands, except share and per share amounts):

                                                              THREE MONTHS                    NINE MONTHS
                                                             ENDED DEC. 31,                  ENDED DEC. 31,
                                                       ---------------------------   --------------------------
                                                           2000           2001           2000           2001
                                                       ------------   ------------   ------------   ------------
Total revenue ......................................   $     11,786   $     12,184   $     33,575   $     35,181

Operating income ...................................          2,217          2,891          5,269          3,433

Net earnings .......................................          1,392          2,210          3,366          2,888

Earnings per share:
  Basic ............................................   $       0.13   $       0.16   $       0.32   $       0.23
  Diluted ..........................................           0.13           0.16           0.31           0.23

Weighted average number of shares outstanding:
  Basic ............................................     10,647,090     13,749,507     10,605,042     12,363,919
  Diluted ..........................................     10,931,921     14,049,056     10,859,469     12,787,962


      The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combining the operations.

8.    SECONDARY STOCK OFFERING

      On August 8, 2001 we completed a secondary stock offering of 2,950,000 shares of our common stock, including 200,000 shares of a selling shareholder, resulting in gross proceeds to the Company of $83.1 million. Additionally, we incurred $657,000 of costs related to the transaction which were offset against the proceeds. The share amounts discussed above do not include the effect of the 10% stock dividend declared on September 6, 2001.


9.    CONTINGENCY

      On December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of the Company, against the Company, certain of its executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford), and two underwriters in the Company's 2001 common stock offering (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.). The case has been purportedly brought on behalf of all persons who purchased or otherwise acquired shares of common stock of the Company between July 18, 2001 and October 1, 2001. The complaint alleges, among other things, that the registration statement and prospectus for the Company's 2001 common stock offering, as well as other statements made by the defendants, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleges violations of
      Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by the Company and the individual defendants, Section 11 of the Securities Act of 1933, and, in the case of Mr. Canfield, Section 15 of the Securities Act of 1933.

      Two additional purported class action lawsuits were filed in the same court, against the same defendants and making substantially the same allegations: on January 8, 2002, by Donald Metzger (Civil Action No. 4:02CV00031DJS), and on January 9, 2002, by Anna Goodman (Civil Action No. 4:02CV00033DJS), both alleged shareholders of the Company.

      The lawsuits seek, among other things, an award of unspecified money damages in favor of the plaintiffs and the other members of the purported class for all losses and injuries allegedly suffered as a result of the defendants' alleged conduct, including interest, and unspecified equitable/injunctive relief.

      The Company believes it has meritorious defenses to the claims and intends to defend them vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on the Company's business, financial condition and results of operations.

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

    o  W-2 eXpress, our suite of W-2 payroll services; and

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

On July 2, 2001 we acquired Ti3, an application service provider primarily for the staffing industry and, more recently, for the home health care industry utilizing interactive voice response and Internet technologies. We paid $50,000 in cash and issued 341,854 shares of our common stock (which does not reflect our October 2001 10% stock dividend). The transaction was accounted for under purchase accounting, for a total purchase price of $12.4 million. We may make additional payments in cash or shares of our common stock based upon the performance of Ti3 in the twelve months following the merger and utilization of Ti3's tax-loss carryforwards during such period. Revenues and related cost of revenues are included in the human resources and benefits application services lines on our consolidated statements of earnings.

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

Factors that may cause our actual results to differ materially from our forward-looking statements include, among others: (1) continuation of or further deterioration in general economic and business conditions, whether due to the development of or increase in hostilities or otherwise, (2) our ability to successfully market and expand The Work Number(R) and our other products and services, (3) risks associated with pending litigation, (4) integration and other risks and uncertainties associated with Ti3 and any other possible future acquisitions, (5) risk or uncertainty regarding possible applicability of the Fair Credit Reporting Act to The Work Number(R), (6) intense competition in the interactive web and interactive voice response industry, (7) risk of interruption of computer network and telephone operations, (8) risks associated with intellectual property rights, (9) risks associated with rapid technological change, (10) risks associated with a lengthy sales cycle, and (11) our ability to maintain the accuracy and confidentiality of employee information. See a more comprehensive description of risk factors under the caption "Risk Factors" contained in our final prospectus dated August 3, 2001 filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:


                                                                                                        PERCENTAGE CHANGE
                                             THREE MONTHS               NINE MONTHS             -------------------------------
                                            ENDED DEC. 31,             ENDED DEC. 31,            THREE MONTHS      NINE MONTHS
                                       -----------------------    ----------------------        ENDED DEC. 31,   ENDED DEC. 31,
                                         2000           2001        2000          2001          2001 OVER 2000   2001 OVER 2000
                                       --------       --------    --------      --------        --------------   --------------
                                                         (IN THOUSANDS)
REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services..........  $  4,635       $  6,283    $ 13,298      $ 18,221             35.6%           37.0%
   Human resources and benefits
     application services............     3,490          4,319       8,357        10,622             23.8            27.1
   Customer premises systems.........     1,558            604       6,032         2,613            (61.2)          (56.7)
   Maintenance and support...........     1,070            978       3,326         2,944             (8.6)          (11.5)
                                       --------       --------    --------      --------
     Total revenues..................  $ 10,753       $ 12,184    $ 31,013      $ 34,400             13.3            10.9
                                       --------       --------    --------      --------
Gross margin:
   The Work Number services..........  $  3,183       $  4,355    $  9,015      $ 12,367             36.8%           37.2%
   Human resources and benefits
     application services............     1,481          1,605       3,121         3,641              8.4            16.7
   Customer premises systems.........       489            179       1,573           532            (63.4)          (66.2)
   Maintenance and support...........       751            751       2,332         2,133               --            (8.5)
   Inventory write-down..............        --             --          --          (307)              --              *
                                       --------       --------    --------      --------
     Total gross margin..............  $  5,904       $  6,890    $ 16,041      $ 18,366             16.7            14.5
                                       --------       --------    --------      --------



                                        THREE MONTHS        NINE MONTHS
                                       ENDED DEC. 31,      ENDED DEC. 31,
                                      ----------------    ----------------
                                       2000      2001      2000      2001
                                      ------    ------    ------    ------
GROSS MARGIN PERCENTAGE BY
   REVENUE CATEGORY:
The Work Number services ........       68.7%     69.3%     67.8%     67.9%
Human resources and benefits
   application services .........       42.4      37.2      37.3      34.3
Customer premises systems .......       31.4      29.6      26.1      20.4
Maintenance and support .........       70.2      76.8      70.1      72.5
                                      ------    ------    ------    ------



* - not meaningful.

                                                                                                       PERCENTAGE CHANGE
                                            THREE MONTHS               NINE MONTHS             -------------------------------
                                           ENDED DEC. 31,             ENDED DEC. 31,            THREE MONTHS      NINE MONTHS
                                      -----------------------    ----------------------        ENDED DEC. 31,   ENDED DEC. 31,
                                        2000           2001        2000          2001          2001 OVER 2000   2001 OVER 2000
                                      --------       --------    --------      --------        --------------   --------------
PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services.........      43.1%          51.6%       43.0%         53.0%            35.6%            37.0%
   Human resources and benefits
     application services...........      32.5           35.4        26.9          30.9             23.8             27.1
   Customer premises systems........      14.4            5.0        19.4           7.5            (61.2)           (56.7)
   Maintenance and support..........      10.0            8.0        10.7           8.6             (8.6)           (11.5)
                                      --------       --------    --------      --------
     Total revenues.................     100.0          100.0       100.0         100.0             13.3             10.9
                                      --------       --------    --------      --------
Cost of revenues....................      45.1           43.5        48.3          46.6              9.2              7.1
                                      --------       --------    --------      --------
Gross margin........................      54.9           56.5        51.7          53.4             16.7             14.5
                                      --------       --------    --------      --------
Operating expenses:
   Selling and marketing............      20.9           16.5        20.8          19.6            (10.8)             4.1
   General and administrative.......      14.6           16.3        14.3          16.0             27.2             24.4
   Restructuring charge.............        --             --          --           7.6               --               *
                                      --------       --------    --------      --------
     Total operating expenses.......      35.5           32.8        35.1          43.2              4.8             36.5
                                      --------       --------    --------      --------
Operating income....................      19.4           23.7        16.6          10.2             38.4            (31.9)
Other income, net...................       1.2            4.6         1.2           3.4            320.9            202.9
                                      --------       --------    --------      --------
Earnings from continuing
   operations before income tax
   expense..........................      20.6           28.3        17.8          13.6             55.4            (15.7)
Income tax expense..................       8.3           10.2         7.2           4.9             38.0            (23.5)
                                      --------       --------    --------      --------
Earnings from continuing
   operations.......................      12.3           18.1        10.6           8.5             67.3            (10.2)
Gain on disposal of discontinued
   operations, net of income taxes..        --             --          .1            --               --               *
                                      --------       --------    --------      --------
Net earnings........................      12.3%          18.1%       10.7%          8.5%            67.3%           (11.2)%
                                      ========       ========    ========      ========


* - not meaningful.


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Revenues. Total revenues increased 13.3% to $12.2 million in the third quarter of fiscal 2002 from $10.8 million in the third quarter of fiscal 2001. Revenues from The Work Number services increased 35.6% to $6.3 million in the third quarter of fiscal 2002 from $4.6 million in the third quarter of fiscal 2001, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the year. Revenues from human resources and benefits application services increased 23.8% to $4.3 million in the third quarter of fiscal 2002 from $3.5 million in the third quarter of fiscal 2001, due to the inclusion of revenues from our acquisition of Ti3, offset by a slight decrease in employee benefit application revenue due to the poor economic conditions experienced during the third quarter of fiscal 2002. Revenues from customer premises systems decreased 61.2% to $604,000 in the third quarter of fiscal 2002 from $1.6 million in the third quarter of fiscal 2001. This decrease was due to a shift in both our focus and the market from purchasing in-house systems to utilizing our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 8.6% to $978,000 in the third quarter of fiscal 2002 from $1.1 million in the third quarter of fiscal 2001, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services. We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current quarter results as we discontinue sales to new clients and continue to emphasize The Work Number services and human resources and benefits application services.

Gross Margin. Gross margin increased 16.7% to $6.9 million in the third quarter of fiscal 2002 from $5.9 million in the third quarter of fiscal 2001. As a percentage of total revenues, gross margin increased to 56.5% in the third quarter of fiscal 2002 from 54.9% in the third quarter of fiscal 2001. The Work Number services gross margin increased 36.8% to $4.4 million, or 69.3% of corresponding revenue, in the third quarter of fiscal 2002 from $3.2 million, or 68.7% of corresponding revenue in the third quarter of fiscal 2001. The increase in gross margin was due primarily to revenue increases. The gross margin percentage increased due to improved leveraging of personnel and infrastructure costs. Human resources and benefits application services gross margin increased 8.4% to $1.6 million, or 37.2% of corresponding revenue, in the third quarter of fiscal 2002 from $1.5 million, or 42.4% of corresponding revenue in the third quarter of fiscal 2001. This decrease in gross margin percentage is principally due to a higher level of fixed personnel costs in place for additional revenue growth that did not occur. Customer premises systems gross margin decreased 63.4% to $179,000, or 29.6% of corresponding revenue, in the third quarter of fiscal 2002 from $489,000, or 31.4% of corresponding revenue, in the third quarter of fiscal 2001, as revenues declined. The decrease in gross margin percentage is due to fixed personnel costs that were in place despite the shortfall in revenue during the quarter. Maintenance and support gross margin was unchanged at $751,000 for the third quarters of fiscal 2002 and 2001. Gross margin as a percentage of corresponding revenue increased to 76.8% in the third quarter of fiscal 2002, from 70.2% in the third quarter of fiscal 2001 due to a lower level of third-party hardware support costs and improved leveraging of personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased 10.8% to $2.0 million in the third quarter of fiscal 2002 from $2.2 million in the third quarter of fiscal 2001. The decrease in expense is due to a reduction in sales personnel during the second quarter of fiscal 2002. As a percentage of revenues, such expenses decreased to 16.5% in the third quarter of fiscal 2002 from 20.9% in the third quarter of fiscal 2001. The decrease in selling and marketing expenses as a percentage of revenues is due to our recent staff reductions and improved leveraging of our expenses as revenues have grown.

General and Administrative Expenses. General and administrative expenses increased 27.2% to $2.0 million in the third quarter of fiscal 2002 from $1.6 million in the third quarter of fiscal 2001. The increase in such expenses reflects the increased infrastructure costs of a growing business. As a percentage of revenues, such expenses increased to 16.3% in the third quarter of fiscal 2002 from 14.6% in the third quarter of fiscal 2001. The increase in general and administrative expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

Other Income, Net. Other income increased 320.9% to $564,000 in the third quarter of fiscal 2002 from $134,000 in the third quarter of fiscal 2001, due to interest income earned on a higher level of invested funds. Invested funds increased due to the receipt of the proceeds from our recent secondary stock offering and cash flow from operations.

Income Tax Expense. Our effective income tax rate was 36.0% in the third quarter of fiscal 2002 and 40.6% in the third quarter of fiscal 2001. The decrease is due to tax-exempt interest earned on state and federal tax free municipal securities during the quarter ended December 31, 2001, and to a lesser extent, a lower effective state income tax rate. As we continue to move our business to an application services model, we have reduced the amount of taxes paid on hardware and software sales in states with higher income tax rates.


NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

Revenues. Total revenues increased 10.9% to $34.4 million in the first nine months of fiscal 2002 from $31.0 million in the first nine months of fiscal 2001. Revenues from The Work Number services increased 37.0% to $18.2 million in the first nine months of fiscal 2002 from $13.3 million in the first nine months of fiscal 2001, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the year. Revenues from human resources and benefits application services increased 27.1% to $10.6 million in the first nine months of fiscal 2002 from $8.4 million in the first nine months of fiscal 2001, due principally to the inclusion of revenues from the acquisition of Ti3, and to a lesser extent, revenue growth in our benefit enrollment services. Due to the poor economic conditions experienced in the second and third quarters this growth was less than we had planned. Revenues from customer premises systems decreased 56.7% to $2.6 million in the first nine months of fiscal 2002 from $6.0 million in the first nine months of fiscal 2001. This decrease was due to a shift in both our focus and the market from purchasing in-house systems to utilizing our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 11.5% to $2.9 million in the first nine months of fiscal 2002 from $3.3 million in the first nine months of fiscal 2001, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services. We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from the first nine months of fiscal 2002 results as we discontinue sales to new clients and continue to emphasize The Work Number services and human resources and benefits application services.

Gross Margin. Gross margin increased 14.5% to $18.4 million in the first nine months of fiscal 2002 from $16.0 million in the first nine months of fiscal 2001. As a percentage of total revenues, gross margin increased to 53.4% in the first nine months of fiscal 2002 from 51.7% in the first nine months of fiscal 2001. The Work Number services gross margin increased 37.2% to $12.4 million, or 67.9% of corresponding revenue, in the first nine months of fiscal 2002 from $9.0 million, or 67.8% of corresponding revenue in the first nine months of fiscal 2001. The increase in gross margin was due primarily to revenue increases. The gross margin percentage increased slightly due to improved leveraging of personnel and infrastructure costs. Human resources and benefits application services gross margin increased 16.7% to $3.6 million, or 34.3% of corresponding revenue, in the first nine months of fiscal 2002 from $3.1 million, or 37.3% of corresponding revenue in the first nine months of fiscal 2001. The increase in gross margin was due primarily to revenue increases. The decrease in gross margin percentage is principally due to a higher level of fixed personnel costs in place for additional revenue growth that did not occur. Customer premises systems gross margin decreased 66.2% to $532,000, or 20.4% of corresponding revenue, in the first nine months of fiscal 2002 from $1.6 million, or 26.1% of corresponding revenue, in the first nine months of fiscal 2001, as revenues declined. The decrease in gross margin percentage is due to certain fixed costs that remain as we shift our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin decreased 8.5% to $2.1 million, or 72.5% of corresponding revenue, in the first nine months of fiscal 2002, from $2.3 million, or 70.1% of corresponding revenue, in the first nine months of fiscal 2001 due to lower revenues caused by a shrinking client base. The gross margin percentage increased due to a lower level of third-party hardware support costs and improved leveraging of personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 4.1% to $6.7 million in the first nine months of fiscal 2002 from $6.4 million in the first nine months of fiscal 2001. The increase in expense was due primarily to commissions paid on increased revenues, offset by reorganization efforts during the second quarter. As a percentage of revenues, such expenses decreased to 19.6% in the first nine months of fiscal 2002 from 20.8% in the first nine months of fiscal 2001. The decrease in selling and marketing expenses as a percentage of revenues is due to improved leveraging of our sales and marketing teams due to the recent reorganization.

General and Administrative Expenses. General and administrative expenses increased 24.4% to $5.5 million in the first nine months of fiscal 2002 from $4.4 million in the first nine months of fiscal 2001. The increase in such expenses reflects the increased infrastructure costs of a growing business. As a percentage of revenues, such expenses increased to 16.0% in the first nine months of fiscal 2002 from 14.3% in the first nine months of fiscal 2001. The increase in general and administrative expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

Non-Recurring Charges. During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefits applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $282,000 is reflected in accrued expenses on the balance sheet as of December 31, 2001. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings.

Other Income, Net. Other income increased 202.9% to $1.2 million in the first nine months of fiscal 2002 from $384,000 in the first nine months of fiscal 2001, due to interest income earned on a higher level of invested funds. Invested funds increased due to the receipt of the proceeds from our recent secondary stock offering and cash flow from operations.

Income Tax Expense. Our effective income tax rate was 37.1% in the first nine months of fiscal 2002 and 40.9% in the first nine months of fiscal 2001. The decrease is due to tax-exempt interest earned on state and federal tax free municipal securities during the last 5 months of the period ended December 31, 2001, and to a lesser extent, a lower effective state income tax rate. As we continue to move our business to an application services model, we have reduced the amount of taxes paid on hardware and software sales in states with higher income tax rates.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $16.4 million at March 31, 2001 and $98.8 million at December 31, 2001. Total working capital increased during the nine months ended December 31, 2001 due to the secondary stock offering completed in August 2001 in addition to our earnings for the period.

Our accounts receivable decreased from $7.4 million at March 31, 2001 to $7.3 million at December 31, 2001. Days sales outstanding decreased from 67 days at March 31, 2001 to 55 days at December 31, 2001. These decreases were due primarily to improved collections of accounts receivable.

Our capital expenditures, principally computer equipment, were $1.8 million during the nine months ended December 31, 2001. At December 31, 2001, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

In November 2000, our board of directors authorized us to repurchase up to 400,000 shares of our stock in the open market, or through privately negotiated transactions over the following two-year period. In November 2001, this plan was extended to November 2004, and the number of shares was increased to 1 million. We repurchased 287,500 shares for $5.5 million during the nine months ended December 31, 2001. Cumulative shares repurchased amount to 297,500. Share amounts are reported on a pre-dividend basis. Except for the 146,189 shares remaining in the treasury at December 31, 2001, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

In the first half of fiscal 2001, we began paying quarterly dividends on our common stock. On November 15, 2001, we declared a $0.03 per share cash dividend, totaling $413,000. The dividend was payable January 18, 2002 to shareholders of record on December 21, 2001.

On August 8, 2001, we completed a secondary stock offering of 2,950,000 shares of our common stock, including 200,000 shares by William W. Canfield, our Chairman, President and Chief Executive Officer, resulting in gross proceeds to us of approximately $83.1 million. We did not receive any proceeds from the sale of shares by Mr. Canfield.

We believe that our working capital, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, excluding requirements for any possible future acquisitions. We previously maintained a $5,000,000 line of credit facility with a commercial bank. This credit facility was closed after the completion of our secondary stock offering in August 2001.

The Company is a defendant in pending lawsuits which are described in note 9 in our Notes to Consolidated Financial Statements, which is incorporated by reference herein.

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

In August 2001, SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144) was issued which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      On December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of the Company, against the Company, certain of its executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford), and two underwriters in the Company's 2001 common stock offering (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.). The case has been purportedly brought on behalf of all persons who purchased or otherwise acquired shares of common stock of the Company between July 18, 2001 and October 1, 2001. The complaint alleges, among other things, that the registration statement and prospectus for the Company's 2001 common stock offering, as well as other statements made by the defendants, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by the Company and the individual defendants, Section 11 of the Securities Act of 1933, and, in the case of Mr. Canfield, Section 15 of the Securities Act of 1933.

      Two additional purported class action lawsuits were filed in the same court, against the same defendants and making substantially the same allegations: on January 8, 2002, by Donald Metzger (Civil Action No. 4:02CV00031DJS), and on January 9, 2002, by Anna Goodman (Civil Action No. 4:02CV00033DJS), both alleged shareholders of the Company.

      The lawsuits seek, among other things, an award of unspecified money damages in favor of the plaintiffs and the other members of the purported class for all losses and injuries allegedly suffered as a result of the defendants' alleged conduct, including interest, and unspecified equitable/injunctive relief.

      The Company believes it has meritorious defenses to the claims and intends to defend them vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on the Company's business, financial condition and results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         (a)  Not applicable.

         (b)  Not applicable.

         (c) On October 24, 2001 an individual exercised a warrant for 45,375 shares of our common stock for an aggregate value $175,000. Our shares issued pursuant to the warrant were not registered under the Securities Act of 1933, as amended, pursuant to an exemption under, among other things, Section 4(2) promulgated thereunder.

         (d)  Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         Not applicable

Item 5.  Other Information

         Under the Bylaws, as recently amended and restated, of TALX Corporation (the "Company") in order for a shareholder to nominate a candidate for director, timely notice of the nomination must be given to the Company in advance of the meeting. Ordinarily, such notice must be given not less than 90 nor more than 120 days before the first anniversary of the preceding year's annual meeting (or between May 9 and June 8, 2002 for the 2002 Annual Meeting); provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, then the shareholder must give such notice not earlier than 120 days prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of such meeting is first made. In certain cases, notice may be delivered later if the number of directors to be elected to the Board of Directors is increased. The shareholder filing the notice of nomination must describe various matters as specified in the Company's Bylaws, including such information as name, address, occupation, and number of shares held.

         In order for a shareholder to bring other business before a shareholder meeting, timely notice must be given to the Company within the time limits described above. Such notice must include a description of the proposed business, the reasons therefore and other matters specified in the Company's Bylaws. The Board or the presiding officer at the Annual Meeting may reject any such proposals that are not made in accordance with these procedures or that are not a proper subject for shareholder action in accordance with applicable law. The foregoing time limits also apply in determining whether notice is timely for purposes of rules adopted by the Securities and Exchange Commission relating to the exercise of discretionary voting authority. These requirements are separate from and in addition to the requirements a shareholder must meet to have a proposal included in the Company's proxy statement.

         A copy of the Bylaws, as amended and restated, is filed as Exhibit 3.2 to this Current Report on Form 10-Q and incorporated by reference herein.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index.

         (b)  Reports on Form 8-K

              On October 2, 2001, we filed a current report on Form 8-K dated October 1, 2001 reporting under Item 9, a press release disclosing, among other things, expectations of certain financial results of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TALX CORPORATION
                                                   (Registrant)


Date: January 30, 2002                   By       /s/ William W. Canfield
                                           -------------------------------------
                                                Chairman, President and
                                                Chief Executive Officer


Date: January 30, 2002                   By       /s/ Craig N. Cohen
                                           -------------------------------------
                                                Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
3.1      Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to our Form 10-K for the fiscal year ended
         March 31, 1997 (File No. 000-21465))

3.2      Bylaws, as amended and restated

11       Computation of Earnings Per Share