Form 10-K
period 2002-03-31
TALX CORP
filed 2002-07-01
CIK 917524

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

   [X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 For the fiscal year ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 3, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $234,000,000. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.

As of June 3, 2002 there were 13,909,714 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2002 Annual Meeting of Stockholders, which definitive proxy statement will be filed within 120 days after the registrant's fiscal year end of March 31, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

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

     o    the anticipated benefits of the recent acquisitions;

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

ITEM 1.  BUSINESS

OVERVIEW

We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing outsourced employee self-service applications. Our services enable mortgage lenders, pre-employment screening companies, employers and other authorized users to obtain employee human resources and payroll information. We also allow employees to review and modify information in human resources, benefits and payroll management information systems without requiring employer assistance. Further, we provide unemployment insurance claims processing and unemployment tax planning and management to a broad range of employers.

Our services and software use interactive web and interactive voice response software, fax and other technologies and are designed to enhance service levels, improve productivity and reduce costs by automating historically labor intensive, paper-based processes and enabling users to perform self-service transactions. We typically serve large organizations, including approximately two-thirds of the Fortune 500 and a number of federal, state and local government agencies.

From the early 1980s until 1993 we offered our products and services exclusively through licensed software specifically developed for each customer, and installed at the customer's site. We refer to this as our "customer premises systems" business. In 1993, we began to deliver benefits enrollment and other human resource services on an outsourced basis, allowing clients to utilize applications and services over public or private networks without incurring the capital expenditures and maintenance responsibilities of operating such a system in-house. We also host many of our clients' databases at our facilities. In 1995, we introduced The Work Number, our leading service for employment and income verification. This service is supported by a database of employment information that we have gathered from over 800 clients and, as of March 31, 2002, contained approximately 61 million employment records.

With the market's acceptance of our outsourced delivery method, in 1998, we began to de-emphasize sales of customer premises systems, and in 2000 discontinued sales to new clients; however, we still have a base of clients for whom we continue to provide maintenance and technical support services as well as software and hardware upgrades.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" for information regarding the divestitures of our database and document service businesses. See note 12 to the financial statements included in this Form 10-K for financial information about each of our segments for the last three fiscal years, which is incorporated by reference herein.

As used in this Form 10-K, the terms "TALX," "we," "our," and "us" and other similar terms refer to TALX Corporation, unless we specify otherwise.

TALX(R) is our registered trademark, and The Work Number For Everyone(R) and The Work Number(R) are our registered service marks. TALXWare is our trademark and UC eXpress, eChoice, ePayroll and W-2 eXpress are our service marks. All other trade names, trademarks and product names in this Form 10-K are the property of their respective owners.

We are incorporated under the laws of the state of Missouri. Our executive offices are located at 1850 Borman Court, St. Louis, Missouri, 63146 and our telephone number is (314) 214-7000.

Unless otherwise stated, all share and per share information in this Form 10-K reflects all of our stock dividends and our stock split.

RECENT DEVELOPMENTS

We recently acquired three businesses. The first acquisition was of Ti3, Inc. ("Ti3"), an application service provider based in Plano, Texas, that provides customized outsourcing solutions primarily for the staffing industry and, more recently, for the home health care industry. Ti3 integrates interactive voice response, fax and Internet technologies into its application services. Ti3's primary application service allows employees to enter timecard information and managers to approve time sheets automatically using the telephone or Internet. Ti3 designs and develops its application services and provides consulting, project management, demonstrations and prototypes. We believe the technologies utilized and services provided by Ti3 are complementary to our services and we intend to cross-sell Ti3's application services to our existing client base.

The other two acquisitions were of companies that provide unemployment cost management services. These services include unemployment insurance claims processing and unemployment tax management and planning to a broad range of employers. We believe that these purchases will permit our core human resource and payroll services business to expand to include unemployment cost management services. We further believe the services provided by the acquired businesses are complementary to our services and intend to cross-sell those services to our existing client base. Since the date of the acquisitions, we have commenced an integration strategy to consolidate the sales and customer service delivery. Through transition teams, we are also reviewing best practices in various operational areas. We intend to be on a single operating computer platform within two years.

     Ti3, INC.

Pursuant to an Agreement and Plan of Merger dated July 2, 2001, we completed our acquisition of Ti3. As consideration for the acquisition, we paid the Ti3 shareholders approximately $50,000 in cash and issued to them 341,854 shares of our common stock, for an estimated aggregate value of $11.8 million, based on the then recent average trading prices for our common stock. Additionally, we incurred $655,000 of costs related to the transaction, which were capitalized into goodwill. Of the shares issued, 34,187 were placed in a one-year escrow to support indemnification obligations. We may make additional payments in cash or shares of our common stock to Ti3 shareholders depending upon Ti3's financial performance in the 12 months immediately after the closing and utilization of Ti3's tax-loss carry-forwards during such period. The share amounts discussed above do not include the effect of the 10% stock dividend declared on September 6, 2001.

     UNEMPLOYMENT COST MANAGEMENT SERVICES BUSINESS OF GATES, MCDONALD & COMPANY

Pursuant to an asset purchase agreement, dated as of March 27, 2002, our subsidiary, Garcia Acquisition Sub, Inc. ("Garcia"), purchased certain of the assets and assumed certain of the liabilities of the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance

Company. The GM Unemployment Compensation Business provides unemployment cost management services to a broad range of employers.

The purchase price was $44.3 million, including transaction costs, and was paid in cash, a portion of which was financed, as discussed below in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. The asset purchase agreement provides for Gates, McDonald & Company to indemnify us for certain existing liabilities and obligations of the business, subject to certain limitations. An escrow account, to be maintained by a bank pursuant to the terms of an escrow agreement, is also available for a fifteen-month period following the date of the asset purchase agreement to satisfy the indemnification obligations of Gates, McDonald & Company under the asset purchase agreement, subject to certain limitations contained in the asset purchase agreement. For such purposes, $4.0 million of the purchase price was paid into the escrow account. The indemnification obligations of Gates, McDonald & Company with respect to tax and certain employee benefit matters terminate upon the expiration of the applicable statutes of limitation, authorization and title indemnification obligations terminate after two years and all other indemnification obligations terminate 15 months from the date of the agreement. The parties executed several ancillary agreements in connection with the asset purchase agreement in order to provide for the orderly transition of the GM Unemployment Compensation Business and the employees of such business from Gates, McDonald & Company to us. These ancillary documents included a transition services agreement, an intellectual property license agreement, a lease services agreement and an employee services agreement.

     THE FRICK COMPANY

Additionally, pursuant to an acquisition agreement dated as of March 27, 2002, we purchased all of the 257,200 issued and outstanding shares of common stock of James E. Frick, Inc., d/b/a The Frick Company, a Missouri corporation ("Frick") from the James E. Frick Profit Sharing and Employee Stock Ownership Plan (the "ESOP"), and options to acquire 190,500 shares of Frick's common stock held by the four principal optionholders. Frick provides unemployment cost control, unemployment claims handling, tax planning and related services and employment information verification services to a broad range of clients. Frick is now our wholly owned subsidiary.

The total purchase price for the Frick acquisition was $79.7 million, including transaction costs, which includes amounts allocable to offer to purchase remaining options to purchase 29,000 shares held by key employee optionholders. The purchase price was based on a value of $162.60 per share of common stock, less in the case of an option, the exercise price and withholding and other applicable taxes, plus up to $16.78 from the escrow, as described below. The purchase price was paid in cash, a portion of which was financed, as discussed below in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Subsequent to the closing, we purchased from the key employee optionholders the remaining options to purchase 29,000 shares of Frick's common stock subject to the same terms and conditions as, and for a price per share of underlying common stock equal to that received by, the four principal optionholders under the acquisition agreement. The terms of the acquisition agreement required the sellers to enter into an escrow agreement with us. For such purpose, $8.0 million of the purchase price was deposited with a bank to be disbursed in accordance with the escrow agreement. Of the escrow funds, $3.0 million is available to satisfy our claims relating only to the tax and intellectual property representations, warranties and covenants, and the remainder is available to satisfy any type of indemnifiable claim under the acquisition agreement. The sellers' indemnification obligations terminate, and the undisputed escrow funds will be distributed on March 27, 2003. Except for claims related to willful misrepresentation, our only remedy for indemnified losses is against the escrow.

SERVICES AND PRODUCTS

We provide services and systems that enable large corporations and government agencies to outsource operations that would otherwise be performed by their own human resources, benefits or payroll departments. Our software uses interactive web and interactive voice response software and other technologies to enable mortgage lenders, pre-employment screening companies, employees and other authorized users to obtain employee human resources and payroll information, and allows employees and their managers to review and modify information in the human resources benefits and payroll management information systems on a self-service basis. Our services and products fall within four general categories: The Work Number services, unemployment cost management services, human resources and benefits application services and customer premises systems, including related maintenance and support.

     THE WORK NUMBER SERVICES

Responding to inquiries to verify employment and income information, printing and distributing pay stubs and annual W-2 forms, and updating employee personal records are burdensome and time-consuming tasks for employers and divert resources from managing their businesses. The Work Number employment and income verification service and other payroll application services supported by The Work Number's database of employee records are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces.

The Work Number. Mortgage lenders, pre-employment screeners, social service agencies and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages that they will purchase. In 1995, we developed The Work Number as an outsourced service that enables employers to reduce the costs and resources to respond to verification requests, while empowering employees to control the release of personal information to third parties.

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

The Work Number can provide the following benefits to employers, employees and third-party verifiers:


                 EMPLOYERS                                    EMPLOYEES                                   VERIFIERS
                 ---------                                    ---------                                   ---------
 o  reduces costs and resources otherwise     o   provides control over third-party       o   decreases the opportunity for human
    spent responding to verification              access to personal compensation             error
    inquiries                                     information

 o  eases the administrative burden of        o   provides information without            o   reduces likelihood of fraud by the
    human resources and payroll staff             requiring the cooperation or                applicant by providing independent
                                                  knowledge of co-workers                     evidence directly to the verifier

 o  lowers the risk of liability resulting    o   expedites the verification process,     o   expedites the verification process,
    from providing erroneous or                   so that transactions may occur more         so that transactions may occur more
    unauthorized information to third             quickly                                     quickly
    parties

We generate substantially all of The Work Number revenues from transaction-based fees charged to mortgage lenders, pre-employment screeners, credit issuers and other information verifiers for verification of income and employment information. We also generate revenues from employer data conversion and ongoing maintenance fees.

As of March 31, 2002, The Work Number database contained approximately 61 million employee records and had contracts to receive over 9 million additional records. The 61 million records on-line represent approximately 22 million current and 39 million former employees of over 800 large employers, including federal, state and local government agencies. The Work Number database is updated on an ongoing basis as employers electronically transmit data directly to us each payroll period. Employers typically contract to provide this data for specified periods, generally three years.

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

For employers, the primary benefits of our W-2 eXpress services include:

     o simplifying the task of generating thousands of W-2 statements within a narrow time period each year;

     o reducing staff and other resources that must be allocated to the production and distribution of W-2 statements and the reissuance of corrected statements; and

     o    automating the process for collecting correction requests.

We generate revenues from these services by charging clients a monthly fee which is based upon the number of employees. We introduced W-2 eXpress in fiscal 2000, and as of March 31, 2002 we held records of over five million employees of 83 employers in our database, generally pursuant to multi-year contracts.

ePayroll. ePayroll is another outsourcing service that we offer to existing clients of The Work Number and other large employers. ePayroll is a suite of payroll self-services applications that enable employees, via the Internet or by telephone, to:

     o    receive pay statement information;

     o    access current and historical payroll information; and

     o    review and change direct deposit account information.

Employers that send us electronic transmissions of their employees' pay stubs and direct deposit data can reduce the amount of staff required to process routine employee payroll requests. Prior to the end of our fiscal year 2003, we plan to introduce additional employee self-service functions, such as the ability to complete and revise W-4 withholding allowance forms and to manage personal information files.

We began offering ePayroll in November 2000, and our first clients began using the service in August 2001. We charge ePayroll clients on a per-employee per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts.

FasTime. FasTime is a service that we offer to temporary staffing agencies. FasTime allows employees, via the Internet or by telephone, to enter time and payroll information. FasTime also allows the employees' manager to review and approve time in an automated fashion. We charge FasTime clients on a per-transaction basis, plus an initial application development fee, generally pursuant to multi-year contracts.

     UNEMPLOYMENT COST MANAGEMENT

As a result of our recent acquisitions, we provide unemployment cost management services under the name UC eXpress(SM). UC eXpress is a complete suite of services designed to reduce the cost of processing unemployment claims by human resource departments and better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress utilizes document imaging and web access to speed the processing of unemployment claims with the goal of uncovering inaccuracies in claims that have been filed with the states by separated employees. UC eXpress services are aimed at relieving HR departments of the administrative burden of managing unemployment claims.

Following an employee separation, UC eXpress services respond to unemployment claims on the behalf of our clients. This includes reviewing employment records to preserve the clients' right as an employer. If an unemployment hearing is required, UC eXpress services include client conferences with UC eXpress hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, the UC eXpress field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

UC eXpress also offers comprehensive employer tax services that encompass five service areas:

     o    Unemployment tax services

     o    Employment tax research and recovery

     o    Unemployment tax planning

     o    Tax registrations

     o    Employment tax consulting (withholding and unemployment)

Clients who choose UC eXpress for tax services collaborate with a UC eXpress tax analyst to monitor the clients' unemployment tax accounts, verify tax rates and contribution reports, and identify voluntary contribution opportunities. Since UC eXpress offers a choice of employer tax services, clients can take advantage of the services that are most effective in reducing their employment tax costs.

We charge clients fees on an annual contractual basis, generally billed monthly or quarterly, pursuant to multi-year contracts. Certain contracts allow for additional charges if transaction activity exceeds a certain threshold. Certain unemployment tax planning contracts call for contingent fees based upon actual tax savings realized.

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

We generate revenues from eChoice by charging clients on a per-employee basis, generally pursuant to multi-year contracts. We generate revenues from our other human resources and benefits application services by charging clients an initial set-up and development fee and monthly hosting and transactions fees, generally pursuant to multi-year contracts.

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

SALES AND MARKETING

We employ a direct sales force in conjunction with strategic marketing alliances. We use our direct sales force and strategic alliances to develop relationships with large employers, typically having over 5,000 employees. In addition, we use our strategic alliances to help us to identify potential clients for The Work Number services among mid-sized employers, typically having between 1,000 and 5,000 employees. In our unemployment cost management business, our direct sales force sells to employers typically having over 1,000 employees.

     DIRECT SALES FORCE

Our sales and marketing effort has representatives located in 36 U.S. cities. Our sales and marketing effort relies on a team approach consisting of approximately 143 professionals, including business development representatives, regional sales managers, product managers, account managers, product consultants and marketing personnel. Our business development representatives qualify companies as viable potential clients and establish appointments for our regional sales managers. Our regional sales managers are responsible for presenting our service offerings to prospective clients and negotiating for the sale of our services. Our product managers oversee product direction and provide sales assistance. Our account managers service existing clients and product consultants provide technical assistance to regional sales managers and prospective clients during the sales process. Our marketing personnel support the sales force at all levels.

     STRATEGIC MARKETING ALLIANCES

We have established alliances with leading providers of related human resources outsourcing services to build the database of records for The Work Number services relating to employees of mid-sized employers and to increase our eChoice client base. These alliances include:

     o Hewitt Associates LLC: Hewitt Associates is a global management consulting firm specializing in human resource services that has agreed to make The Work Number available to its clients. For example, The Work Number is directly accessible by employees of Hewitt's clients via a link to our website. In exchange, we have agreed, among other things, to share revenue with Hewitt resulting from its referrals.

     o Unifi Network, a division of PricewaterhouseCoopers: Unifi Network provides integrated consulting and human resource services and has agreed to make available The Work Number to its clients in exchange for a share of the revenue generated by such activities.

     o Ceridian Corporation: Ceridian is a national human resource outsourcing company that has agreed to make The Work Number and unemployment cost management services available to its clients in exchange for a share of the revenue generated by such activities.

     o PeopleSoft, Inc.: PeopleSoft, a leading provider of enterprise application software for use throughout large and mid-sized organizations, has agreed to make The Work Number accessible to users of certain of its Internet-based business applications in exchange for a fixed fee and transaction-based royalties.

These and other strategic marketing alliances such as Towers Perrin, Convergys Corporation and Fringe Benefits Management Company are generally reflected by non-exclusive contractual arrangements that remain in effect for specified periods. The success of these alliances will generally depend on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with us, which is entirely at their discretion. Some of these companies maintain similar relationships with some of our competitors and compete directly with us in certain applications.

COMPETITION

We believe the principal competitive factors in our markets include:

     o    service and product quality, reliability and performance;

     o    functionality and ease of use;

     o    company reputation for integrity and confidentiality;

     o    company financial strength; and

     o    cost of the service or product.

Our primary competitors relating to The Work Number services and unemployment cost management services are Jon-Jay Associates and The Sheakley Group of Companies, which are unemployment cost management companies that also offer employment and income verification services and Employers Unity, which offers unemployment cost management services. Our human resources and benefits application services business competes with benefits consulting firms, including Towers Perrin LLP and Watson Wyatt & Company, which provide comprehensive packages including benefit plan design, administration and consulting services, and automated enrollment services. We also compete with providers of employee self-service applications, including Workscape, Inc., Automatic Data Processing, Inc., PeopleSoft, Inc., and ProAct Technologies Corp. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge.

We believe that we compete favorably in the key competitive factors that affect our markets for The Work Number services, our unemployment cost management services and our human resources and benefits application services. However, our markets are still evolving and we may not be able to compete successfully against current or future competitors. Many of our existing and potential competitors have significantly greater financial, marketing, technical and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential clients and extensive knowledge of our markets. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

TECHNOLOGY AND PRODUCT DEVELOPMENT

Each of our business lines is based on databases we construct and applications we build to access and manipulate data. Our unemployment cost management services are run on industry standard databases and applications. All of our other services use a proprietary integrated visual development environment and software system known as TALXWare to build our applications for The Work Number and human resources and benefits applications services. TALXWare is based on a Microsoft Windows NT operating system and is designed to support the creation and management of self-service solutions.

We also license and integrate complementary technologies into our products including:

     o    speech recognition;

     o    text-to-speech;

     o    facsimile;

     o    terminal emulation; and

     o client/server database interfaces to be used in creating self-service solutions.

We license these technologies from third-party suppliers pursuant to non-exclusive license or resale agreements or purchase under open market arrangements and then integrate into our products. For example, we make quarterly royalty payments under a license agreement for various interactive voice response technologies in our application services businesses.

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

We incurred product development costs of $1.8 million in fiscal 2000, $2.2 million in fiscal 2001 and $2.0 million in fiscal 2002. As of March 31, 2002, our total product development staff consisted of 22 full-time employees. We believe that significant investments in product development are required to remain competitive.

PROPRIETARY RIGHTS

Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We regard our trademarks, and our other intellectual property, as having significant value and being an important factor in the development and marketing of our products.

We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We have obtained a trademark registration for the name TALX and service mark registrations for The Work Number For Everyone and The Work Number with the United States Patent and Trademark Office. TALXWare is one of our trademarks, and eChoice, UC eXpress, ePayroll and W-2 eXpress are some of our service marks.

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

The interactive voice response industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Third parties have asserted in the past and, from time to time, may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. In one case, we entered into a license agreement to use various interactive voice response and computer telephony integration technologies under which we made an initial payment and will pay future royalties. Further, we have not conducted a search to determine whether the technology included in our products infringes or misappropriates intellectual property held by other third parties. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which could relate to our products. Any claims asserting that our systems infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business.

BACKLOG

We include in backlog executed contracts that require us to install and deliver either human resources and benefits application services or customer premises systems in a future period. We had a total backlog in these businesses of approximately $7 million at March 31, 2000, $18 million at March 31, 2001 and $13 million at March 31, 2002, with a one-year backlog of approximately $7 million at March 31, 2000, $9 million at March 31, 2001 and $7 million at March 31, 2002. Substantially all of our backlog is attributable to human resources and benefits application services. Generally, contracts for delivery of human resources and benefits application services have terms ranging from one to three years and are not cancelable without payment of a specified termination penalty. Customer premises systems contracts are generally not cancelable at will. Backlog is not necessarily indicative of past or future operating results.

CLIENTS

As of March 31, 2002, The Work Number database contained employee records from over 800 clients, representing approximately 61 million present and former employees. Additionally, as of that date, we had contracts with new clients to provide records of over 9 million present and former employees in backlog. These clients typically employ over 5,000 employees. Our clientele includes approximately two-thirds of the Fortune 500 companies and a number of federal, state and local government agencies. Our clients operate in a wide variety of industries, including financial services, telecommunications services, retail, consumer products, health care, temporary services and government. As of March 31, 2002, our unemployment cost management business had over 6,000 clients of various sizes and operated in a broad range of industries. No client accounted for more than 10% of total revenues in any of the fiscal years 2000, 2001 or 2002.

EMPLOYEES

As of March 31, 2002, we employed 878 full-time and 48 part-time employees. Additionally, we leased 354 full-time and 18 part-time employees from Gates McDonald. In conjunction with our acquisition of the unemployment compensation business of Gates McDonald, we entered into an Employee Services Agreement whereby Gates McDonald agreed to lease their employees to us for a 90 day period beginning March 27, 2002. We anticipate at the expiration of this agreement, substantially all employees will become employees of our company.

We have never had a work stoppage, and no employees are represented by a labor organization. We consider our employee relations to be good.

RISK FACTORS

You should carefully consider the following factors and other information in this Form 10-K in evaluating our company:

     OUR FUTURE GROWTH WILL DEPEND ON OUR ABILITY TO EFFECTIVELY INTEGRATE ACQUIRED COMPANIES AND CAPITALIZE ON ANTICIPATED CROSS-SELLING OPPORTUNITIES

On March 27, 2002, we acquired Frick and the GM Unemployment Compensation Business, in each case with the expectation that the transactions will result in certain benefits, including, without limitation, cost savings, operating efficiencies, cross-selling opportunities, revenue enhancements and other synergies. Additionally, on July 2, 2001, we acquired Ti3, Inc., an application service provider primarily for the staffing industry utilizing interactive voice response and Internet technologies, with the expectation that the acquisition would expand and complement our application services business, enhance our revenues and increase market opportunities. Achieving the benefits of these transactions will depend in part upon the integration of the business of Frick and the GM Unemployment Compensation Business together with each other and The Work Number line of products and services in an efficient manner, and there can be no assurance that this will occur. Further, the acquisition of Ti3 was our first business acquisition as a public company, and the acquisitions of The Frick Company and the unemployment cost management business of GatesMcDonald are significantly larger than the Ti3 acquisition. The consolidation of operations will require substantial attention from management. The diversion of management attention and any difficulties encountered in the transition and integration processes could have a material adverse effect on the revenues, levels of expenses and operating results of the combined companies. There can be no assurance that the combined companies will realize any of the anticipated benefits.

     OUR FUTURE PERFORMANCE WILL BE DEPENDANT ON SUCCESSFUL INTEGRATION OF ACQUISITIONS.

We expect a major portion of our growth to come from business acquisitions which we have recently consummated or which we may consummate in the future. Such acquisitions involve certain operational, legal and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by our management, while we continue to incur operating expenses to provide the services formerly provided by the acquired company. Legal risks involve contract and regulatory issues - that some employers may not consent to the transfer of ownership of their contracts by which the unemployment cost management services are provided, and that some states' unemployment compensation commissions may require changes to powers of attorney by which the employer authorizes processing of claims. In the event of any loss of employer - customers or our inability to appear before state unemployment commissions, our business and results of operations may be materially adversely affected. Financial risks involve the incurrence of indebtedness as a result of the acquisition and the consequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute the economic interests of existing shareholders. In carrying out our acquisition strategy, we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there can be no assurance that we will be successful in doing so, nor can there be any assurance that we will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

     OUR FUTURE GROWTH IS SUBSTANTIALLY DEPENDENT ON OUR ABILITY TO INCREASE THE SIZE AND RANGE OF APPLICATIONS FOR THE WORK NUMBER DATABASE.

In order to successfully grow our business, we will have to make The Work Number and related application services increasingly attractive to a greater number of large organizations, their employees and third-party information verifiers. To achieve this goal, we believe that we will need to increase the number of employee records contained in The Work Number database, the amount and type of information contained in those records and the number of applications that make use of those records. Our strategy for increasing the size of The Work Number database is based in part on strategic alliances with several providers of human resources outsourcing services. Our success will depend on the interest and commitment of these providers, which is entirely at their discretion. Some of these companies compete with us in certain applications. Our strategy is also based in part on strategic acquisitions of businesses with databases of employee information, such as our recent acquisitions of Frick and the GM Unemployment Compensation Business. If we are unable to attract and retain a sufficient number of employer clients, if we cannot persuade them to include a greater amount of information in the employee records they provide us, or if we fail to develop additional applications to use this information, we may not achieve our growth objectives.

     OUR REVENUES FROM THE WORK NUMBER MAY FLUCTUATE IN RESPONSE TO CHANGES IN THE LEVEL OF RESIDENTIAL MORTGAGE ACTIVITY AND INTEREST RATES.

A significant portion of our revenues from The Work Number depends on residential mortgage activity and interest rates. We charge a fee for each request from mortgage lenders to verify employment and income information. Therefore, a decrease in residential real estate mortgage activity would reduce the number of transactions per record, which could adversely affect our revenues. If residential mortgage activity declines, whether due to increases in mortgage interest rates or otherwise, our revenues and profitability could be harmed.

     THE MARKET FOR THE WORK NUMBER DEPENDS IN PART ON THE REQUIREMENTS ESTABLISHED BY PURCHASERS IN THE SECONDARY MORTGAGE MARKET, AND OUR REVENUES AND PROFITABILITY WOULD BE SIGNIFICANTLY HARMED IF THESE REQUIREMENTS WERE RELAXED OR ELIMINATED.

We believe that residential mortgage lenders are among the most active users of The Work Number. They utilize our services to verify employment, income and related information. The demand for this verification is driven in part by the requirements of the Federal National Mortgage Association, which is also known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which is also known as Freddie Mac, leading purchasers of residential mortgages in the United States. These agencies currently require specific information, including independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages they purchase having a loan-to-value in excess of 75%. Accordingly, most lenders seek this information from mortgage applicants. If Fannie Mae or Freddie Mac were to further reduce the requirement for employment and income data or eliminate the requirement for independent verification thereof, our revenues and profitability would be significantly harmed.

     IF WE ARE UNABLE TO MAINTAIN THE ACCURACY AND CONFIDENTIALITY OF EMPLOYEE INFORMATION IN THE WORK NUMBER AND OUR OTHER DATABASES, WE MAY FACE SIGNIFICANT CLAIMS AND OUR REPUTATION WOULD BE HARMED.

The Work Number services and our human resources and benefits application services depend on the accuracy of highly confidential employment and income history and other information which employers provide to us and which we convert for use in The Work Number and our other services. Although we have a number of protective measures in place, any inaccuracies in such information - whether in the recording of such information, the unauthorized access to information, or otherwise - or our inability to keep such information confidential, may give rise to claims against us and adversely affect market acceptance of The Work Number and our other services. Our financial condition, results of operations and reputation may be significantly harmed if any asserted claims were ultimately decided against us.

     IF THE FAIR CREDIT REPORTING ACT APPLIES TO THE WORK NUMBER SERVICES, OUR BUSINESS AND REVENUES WILL BE HARMED.

The Fair Credit Reporting Act, which we refer to as the FCRA, may apply to The Work Number services, which would have an adverse impact on us. The FCRA applies to "consumer reporting agencies" that engage in the practice of "assembling or evaluating" consumer credit information. We believe The Work Number services do not cause us to be a consumer reporting agency and that the FCRA does not apply to The Work Number services. Unlike consumer reporting agencies, we receive all of the information in The Work Number database regarding an employee from one source - the employer - and we do not evaluate an employee's creditworthiness. Further, when contracting for The Work Number services, employers name us as their agent. The FCRA exempts from its reach communications of a party solely related to experiences of the consumer and the person making the report, such as an employer's report on its experience with its employee. We believe that as an agent of employers, we are not a consumer reporting agency. Further, some rulings on the application of FCRA have exempted businesses which, like The Work Number services, simply pass along information gathered.

While we believe no controlling legal precedent exists, consumers or the Federal Trade Commission, which enforces the FCRA, could take the position that the FCRA does apply to us and seek to require us to comply with the FCRA and seek penalties and damages. Among other provisions, the FCRA requires that a consumer reporting agency determine that there be a "permissible purpose" before disclosing a consumer report and furnish certain notices and information in writing to consumers as consumer reports are used. If required, we would have difficulty complying with these procedures; The Work Number services are designed to operate via interactive voice response and the Internet, instead of paper. Further, we might have to eliminate certain types of transactions, resulting in loss of revenue. As a result, it is difficult to estimate the ultimate impact on us in the event the FCRA were deemed to apply to The Work Number services.

     PRIVACY LEGISLATION OR INTERPRETATIONS OF EXISTING LAWS COULD RESTRICT OUR BUSINESS.

Personal privacy has become a significant issue in the United States. Some commentators, privacy advocates and government bodies have recommended limitations on, or taken actions to limit, the use of personal information by those collecting this information. For example, in 1999, Congress enacted the Gramm-Leach-Bliley Act, which contains provisions protecting the privacy of consumer non-public personal information collected by financial institutions. This legislation may limit our ability to disclose data received from financial institutions for The Work Number services. Additionally, federal privacy regulations relating to the use and disclosure of individually identifiable health information were recently issued by the Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996. These privacy regulations could impose additional costs and could limit our use and disclosure of information in connection with our benefits enrollment and similar services. Some states have also enacted consumer and health information privacy protection laws.

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

     INTERRUPTIONS TO OUR COMPUTER NETWORK OR TELEPHONE OPERATIONS COULD SIGNIFICANTLY HARM OUR REVENUES AND INDUSTRY REPUTATION.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our data processing center against damage from fire, power loss, telecommunications failures, unauthorized intrusion and other events. We have data processing centers located in St. Louis, Missouri; Columbus, Ohio and Plano, Texas which areas have historically been vulnerable to natural disasters and other risks, such as floods, earthquakes and tornadoes. We back-up software and related data files regularly and store the back-up files off-site nearby. We cannot assure you that these measures will eliminate the risk of extended interruption of our operations. We also rely on local and long-distance telephone companies to provide dial-up access, Internet and corporate intranet access to our services. We have not established an alternative disaster recovery facility, which would serve to protect us from losses of employee record information due to damage to our data storage facilities. Any damage or failure that interrupts our operations or destroys some or all of our database of employee records could have a material adverse effect on our revenues, profitability and industry reputation.

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

Other factors that can cause our operating results to fluctuate include:

     o    new product introductions or announcements by us or our competitors;

     o    market acceptance of new services;

     o    the hiring and training of additional staff;

     o the length of the sales cycle and the timing of transactions with clients; and

     o    general economic conditions.

We cannot assure you that we will be able to sustain our level of total revenue or our historical rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, our operating results will fall below our targets and the expectations of stock market analysts and investors. In such event, the price of our common stock could decline significantly.

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

We believe that if any supplier agreement expires or is canceled or otherwise terminated, or if a third-party supplier refuses to sell to us, we could locate any number of different suppliers. However, it would require a significant amount of time to integrate the relevant technology from the new supplier, which would result in a significant delay in our ability to offer the particular enhancement. We could also experience difficulties integrating the new supplier's technology with our products. We cannot assure you we could accomplish any such integration in a cost-effective manner. Significant delays in the offering of service or produce enhancements due to integration of technology from new suppliers could significantly harm our revenues and profitability.

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

Other parties have asserted in the past, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, we recently entered into a license to use various interactive voice response and computer telephony technologies that required us to make an initial payment and pay future royalties. Further, we have not conducted a search to determine whether the technology we have in our products infringes or misappropriates intellectual property held by other third parties. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights.

Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our results of operations. Any claims, with or without merit, could:

     o    be time-consuming;

     o    result in costly litigation;

     o    divert the efforts of our technical and management personnel;

     o require us to develop alternative technology, thereby resulting in delays and the loss or deferral of revenues;

     o require us to cease marketing application services containing the infringing intellectual property;

     o    require us to pay substantial damage awards;

     o    damage our reputation; or

     o require us to enter into royalty or licensing agreements which may not be available on acceptable terms, if at all.

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

We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code and the disclosure and use of our other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Further, we have not included copyright notices on all of our copyrightable intellectual property. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of one or more competitive advantages and decreased revenues.

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

     WE FACE COMPETITION FROM A BROAD RANGE OF COMPANIES, INCLUDING LARGE AND WELL-ESTABLISHED FIRMS.

The markets for our services and products are extremely competitive and subject to rapid technological change.

We consider the primary competitors to The Work Number and the unemployment cost management business to be Jon-Jay Associates and The Sheakley Group of Companies, which are unemployment cost management providers offering employment and income verification services, and Employers Unity, which offers unemployment cost management services. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge. Our human resources and benefits application services business competes with benefits consulting firms, including Towers Perrin LLP and Watson Wyatt & Company, which provide comprehensive packages including benefit plan design, administration and consulting services and automated enrollment services, and with providers of employee self-service applications, including Workscape, Inc., Automatic Data Processing, Inc., PeopleSoft, Inc. and ProAct Technologies Corp.

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


A number of provisions of our articles of incorporation and bylaws and Missouri law could make it difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions:

     o    provide for a classified board of directors;

     o limit the right of shareholders to remove directors or change the size of the board of directors;

     o limit the right of shareholders to fill vacancies on the board of directors;

     o limit the right of shareholders to act by written consent and to call a special meeting of shareholders or propose other actions;

     o provide that the bylaws may be amended only by the majority vote of the board of directors and shareholders will not be able to amend the bylaws without first amending the articles of incorporation;

     o require a higher percentage of shareholders than would otherwise be required to amend, alter, change or repeal certain provisions of our articles of incorporation and bylaws;

     o authorize the issuance of preferred stock with any voting rights, dividend rights, conversion privileges, redemption rights and liquidation rights, and other rights, preferences, privileges, powers, qualifications, limitations or restrictions as may be specified by our board of directors, without shareholder approval; and

     o restrict specified types of "business combinations" and "control share acquisitions," as well as regulate some tender offers.


These provisions may:

     o have the effect of delaying, deferring or preventing a change in our control despite possible benefits to our shareholders;

     o discourage bids at a premium over the market price of our common stock; and

     o harm the market price of our common stock and the voting and other rights of our shareholders.

     OUR STOCK PRICE IS HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY.


The market price of our common stock has been highly volatile, ranging from a high of $35.14 per share to a low of $14.11 during the 12 months ended June 13, 2002. The price could continue to be subject to wide fluctuations due to factors including:

     o    actual or anticipated variations in our operating results;

     o announcements of technological innovations or new services or contracts by us or our competitors;

     o developments with respect to patents, copyrights or proprietary rights;

     o    changes in financial estimates by securities analysts;

     o conditions and trends in outsourcing of unemployment cost management, human resources, benefits and payroll services; and

     o    general economic and market conditions.

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


     BECAUSE OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGET OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.


In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted class action securities litigation against those companies. We are currently defending against such a claim. See "Item 3 - Legal Proceedings." Such litigation could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

We currently occupy approximately 280,000 square feet of office space in 47 buildings across the country. All of our facilities are leased and are utilized primarily for general administrative, data processing and sales purposes. We believe our facilities have been generally well maintained, are in good operating condition and are adequate for our current requirements. Additionally, we have approximately 27 sales employees working out of their homes. The following table includes descriptions of our significant facilities.


          ADDRESS               CITY AND STATE                         FACILITY TYPE                           SQUARE FOOTAGE
          -------               --------------                         -------------                           --------------

1850 Borman Court            St. Louis, MO         Corporate Headquarters - Executive, Administrative,              40,000
                                                        Data Processing and Sales
3455 Mill Run Drive          Hilliard, OH          Administrative, Data Processing and Sales                        46,000
                                                        (Unemployment Cost Management Services segment)
10101 Woodfield              St. Louis, MO         Administrative, Data Processing and Sales                        80,000
                                                        (Unemployment Cost Management Services segment)
11828 Borman Drive           St. Louis, MO         Administrative and Data Processing                               23,000
                                                        (Payroll-Based Services and Software segment)
1195 Corporate Lake          St. Louis, MO         Administrative and Data Processing                               15,000
                                                        (Unemployment Cost Management Services segment)

ITEM 3.  LEGAL PROCEEDINGS

On December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of the Company, against the Company, certain of its executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford) (collectively, the "Individual Defendants"), and two underwriters (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.) in the Company's August 2001 secondary common stock offering ("Secondary Offering"). The case purportedly is brought on behalf of all persons who purchased or otherwise acquired shares of the Company's common stock between July 18, 2001 and October 1, 2001 ("Putative Class Period"), including as part of the Secondary Offering. The complaint alleges, among other things, that certain statements in the registration statement and prospectus for the Secondary Offering, as well as other statements made by the Company and/or the Individual Defendants during the Putative Class Period, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and the Individual Defendants, violations of Section 11 of the Securities Act of 1933 against the Company, the Individual Defendants and the underwriters, and violation of Section 15 of the Securities Act of 1933 against Mr. Canfield.

Three additional purported class action lawsuits were filed in the same court, against the same defendants and making substantially the same allegations: on January 8, 2002 by Donald Metzger (Civil Action No. 4:02CV00031DJS); on January 9, 2002 by Anna Goodman (Civil Action No. 4:02CV00033DJS); and on January 30, 2002 by Al Hinton (Civil Action No. 4:02CV00168DJS) each of whom allegedly were shareholders of the Company during the Putative Class Period. On February 15, 2002, these three lawsuits were consolidated with and into the Brody lawsuit (Civil Action No. 4:01CV02014DJS) for all purposes, which currently is pending before the Honorable Donald J. Stohr, United States District Judge.

The consolidated litigation seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper.

On May 20, 2002, the Company and the Individual Defendants filed a motion to dismiss the lawsuits, and the underwriter defendants filed a separate motion to dismiss. The plaintiffs filed their opposition to the motions to dismiss on June 19, 2002. The defendants' reply memoranda in support of the motions to dismiss are due on July 9, 2002.

The Company believes the plaintiffs' claims are without merit and intends to defend vigorously against them. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on the Company's business, financial condition and results of operations.

Additionally, we are required to indemnify each of the Individual Defendants, as officers and/or directors of the Company, in connection with the above matters, provided they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the Company. Stifel, Nicolaus & Company and A.G. Edwards & Sons, Inc., have made demand on the Company to indemnify them in connection with these matters.

The Company has provided notice of the consolidated litigation to its directors and officers liability insurance carriers.

We are a defendant from time to time in routine lawsuits incidental to our business, which based on information currently available, we believe, individually or in the aggregate, will not have a material adverse effect upon us.

The Securities and Exchange Commission is conducting an investigation into our August 2001 secondary offering of common stock and second fiscal quarter 2001 financial results. We are cooperating fully with the investigation, and have voluntarily produced documents requested by the Commission and have made our employees available for interviews or testimony upon request. We believe that there is no basis for any action by the Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol "TALX." The following table sets forth the high and low sales prices of our common stock (as adjusted for stock dividends and splits) as reported by the Nasdaq National Market for each of the quarters since the beginning of fiscal 2001 through the end of fiscal 2002.


                                                             HIGH        LOW
                                                             ----        ---
        FISCAL 2001:

        First quarter...................................  $  11.55     $   6.95
        Second quarter..................................     15.76         8.21
        Third quarter...................................     25.50        11.56
        Fourth quarter..................................     29.65        16.80

        FISCAL 2002:

        First quarter...................................  $  37.85     $  19.70
        Second quarter..................................     35.14        17.02
        Third quarter...................................     25.36        14.11
        Fourth quarter..................................     25.60        15.50

On June 3, 2002, the last reported sale price on the Nasdaq National Market for our common stock was $17.61 per share. As of June 3, 2002, there were approximately 136 holders of record of our common stock.

During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. The following table sets forth dividends declared per share of common stock for the periods indicated:


                                                                      DIVIDEND
                                                                      --------
         FISCAL 2001:

         Second Quarter.........................................      $  0.02
         Third Quarter..........................................      $  0.03
         Fourth Quarter.........................................      $  0.03

         FISCAL 2002:

         First Quarter..........................................      $  0.03
         Second Quarter.........................................      $  0.03
         Third Quarter..........................................      $  0.03
         Fourth Quarter.........................................      $  0.03

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

We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended March 31, 2002 from our consolidated financial statements and the related notes, which have been audited by KPMG LLP, independent accountants. The financial information set forth below reflects the classification of the database and document services businesses as discontinued operations.

                                                                                      YEARS ENDED MARCH 31,
                                                               -------------------------------------------------------------------
                                                                 1998           1999          2000           2001           2002
                                                                 ----           ----          ----           ----           ----
                                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
    STATEMENT OF OPERATIONS DATA:
    Revenues:
       The Work Number services..........................       $ 4,270       $  9,109      $ 12,328       $ 19,094       $ 27,412
       Unemployment cost management services.............            --             --            --             --            848
       Human resources and benefits application services.         2,925          5,126         7,993         10,694         10,797
       Customer premises systems.........................         9,886         10,948        10,835          6,882          2,870
       Maintenance and support...........................         4,192          4,920         4,876          4,417          3,893
                                                                -------       --------      --------       --------       --------
         Total revenues..................................        21,273         30,103        36,032         41,087         45,820
                                                                -------       --------      --------       --------       --------
    Cost of revenues:
       The Work Number services..........................         1,807          3,138         3,973          6,179          9,403
       Unemployment cost management services.............            --             --            --             --            450
       Human resources and benefits application services.         2,010          3,225         4,460          6,956          7,610
       Customer premises systems.........................         5,967          7,874         8,388          5,790          2,652
       Maintenance and support...........................         1,325          1,545         1,367          1,275          1,028
       Inventory write-down..............................            --             --            --             --            307
                                                                -------        -------      --------       --------       --------
         Total cost of revenues..........................        11,109         15,782        18,188         20,200         21,450
                                                                -------       --------      --------       --------       --------
    Gross margin.........................................        10,164         14,321        17,844         20,887         24,370
                                                                -------       --------      --------       --------       --------
    Operating expenses:
       Selling and marketing.............................         7,952          8,339         7,820          8,542          8,596
       General and administrative........................         3,496          4,853         5,477          5,609          7,612
       Restructuring charges.............................            --            496            --             --          2,627
                                                                -------       --------      --------       --------       --------
         Total operating expenses........................        11,448         13,688        13,297         14,151         18,835
                                                                -------       --------      --------       --------       --------
    Operating income (loss)..............................        (1,284)           633         4,547          6,736          5,535
    Other income, net....................................           158              8            82            562          1,567
    Income tax expense (benefit).........................          (416)           239         1,862          2,990          2,612
                                                                -------       --------      --------       --------       --------
    Earnings (loss) from continuing operations...........          (710)           402         2,767          4,308          4,490
                                                                -------       --------      --------       --------       --------
    Discontinued operations:
       Gain (loss) on operations and disposal of
           discontinued operations, net..................          (374)            --           117             37             --
                                                                -------       --------      --------       --------       --------

         Net earnings (loss).............................       $(1,084)      $    402      $  2,884       $  4,345       $  4,490
                                                                =======       ========      ========       ========       ========

    Net earnings (loss) per common share(1):
       Basic:
         Continuing operations...........................       $ (0.07)      $   0.04      $   0.28       $   0.42       $   0.36
         Discontinued operations, net....................         (0.04)            --          0.01             --             --
                                                                -------       --------      --------       --------       --------
           Net earnings (loss)...........................       $ (0.11)      $   0.04      $   0.29       $   0.42       $   0.36
                                                                =======       ========      ========       ========       ========
       Diluted:
         Continuing operations...........................       $ (0.07)      $   0.04      $   0.27       $   0.41       $   0.34
         Discontinued operations, net....................         (0.04)            --          0.01             --             --
                                                                -------       --------      --------       --------       --------
           Net earnings (loss)...........................       $ (0.11)      $   0.04      $   0.28       $   0.41       $   0.34
                                                                =======       ========      ========       ========       ========
    Cash dividends declared per common share.............       $    --       $     --      $     --       $   0.08       $   0.12
                                                                =======       ========      ========       ========       ========
    Weighted average number of common shares outstanding:
       Basic(1)..........................................     9,603,857      9,803,440    10,091,349     10,255,928     12,622,689
       Diluted(1)........................................     9,603,857     10,017,774    10,268,565     10,527,172     13,021,313



                                                                                            MARCH 31,
                                                              -----------------------------------------------------------------
                                                                 1998           1999          2000           2001          2002
                                                                 ----           ----          ----           ----          ----
                                                                                         (IN THOUSANDS)
    BALANCE SHEET DATA:
    Cash, cash equivalents and short-term investments.....     $  2,879       $    267      $  6,291       $ 9,725      $ 21,431
    Working capital.......................................        9,079          8,316        15,158        16,387         5,932
    Net assets of business held for sale..................        1,157            859            --            --            --
    Total assets..........................................       24,121         24,564        30,133        33,995       179,101
    Long-term debt plus capital leases....................           --             --            --            --        30,152
    Shareholders' equity..................................       19,508         20,095        23,308        26,145       120,507

    ADDITIONAL INFORMATION:
    Employment records in The Work Number database........       13,115         18,285        30,298        43,005        60,700
    Employment records under contract(2)..................       17,134         25,831        36,089        52,000        70,200

----------
(1) Basic and diluted earnings (loss) per share have been computed using the number of shares of common stock and common stock options and warrants outstanding. The weighted average number of shares was based on common stock outstanding for basic earnings (loss) per share and common stock outstanding and common stock options and warrants for diluted earnings (loss) per share in periods when such common stock options and warrants are not antidilutive.

(2) Represents aggregate employment records included in The Work Number database and employment records under contract that have not yet been converted to the database.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-K.

OVERVIEW

Our software and services consist of The Work Number services, unemployment cost management services, human resources and benefits application services, the sale of customer premises systems, and maintenance and support services related to those systems. The technologies we use include both interactive web and interactive voice response.

The Work Number services include:

     o The Work Number, our leading employment and income verification service;

     o    W-2 eXpress, our suite of W-2 payroll services;

     o    ePayroll, our suite of payroll self-service applications; and

     o    FasTime, our automated timesheet collection and approval services.

We derive substantially all our revenues from The Work Number from fees charged to mortgage lenders and other verifiers for verification of employment history, including the past three years of income history of participating employers' current and former employees. We derive additional revenues from ongoing maintenance fees charged to employers and one-time conversion fees from new employers. Our revenues from W-2 eXpress and ePayroll represent fees charged to clients on a monthly fee basis which is based upon the number of employees. We first introduced W-2 eXpress in fiscal 2000, with no meaningful revenues generated until the fourth quarter of fiscal 2001. Our first clients began using ePayroll in our second fiscal quarter of 2002. Our revenues from FasTime include fees from establishment of the service and fees based on the number of transactions. Costs of revenues related to The Work Number services consist of telecommunications services, personnel, equipment and capitalized software amortization.

As a result of our recent acquisitions, we provide unemployment cost management services under the name UC eXpress. These services include unemployment insurance claims processing and unemployment tax planning and management to a broad range of employers. We charge clients fees on an annual contractual basis, generally billed monthly or quarterly, pursuant to multi-year contracts. Certain contracts allow for additional charges if transaction activity exceeds a specified threshold. Certain unemployment tax planning contracts call for contingent fees based upon actual tax savings realized. Costs of revenues related to UC eXpress consist primarily of personnel and equipment.

Our human resources and benefits application services business consists principally of benefits enrollment services that offer employers and employees a broad range of automated features. In 2000, we began offering eChoice, our advanced benefits enrollment service that provides these features in a standardized package. We maintain a system on our premises that contains a customer database and receives incoming requests for access to the information. Revenues from human resources and benefits application services include fees derived from establishment of the service and fees based on the number of employees or transactions. Costs of revenues related to our human resources and benefits application services consist of personnel, equipment, telecommunications services and capitalized software amortization.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, intangible assets, capitalized software and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies include our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION: Revenues from The Work Number are recognized in the period that they are earned, from transaction fees charged to users for verifications of employment history and income, and from monthly maintenance and employer conversion fees. Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Application services revenue is recognized as the services are provided. Revenues for customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of UC eXpress and maintenance fees.

INTANGIBLE ASSET VALUATIONS: In connection with the acquisitions of Ti3, Frick and the GM Unemployment Compensation Business, TALX acquired certain identifiable intangible assets. These assets were recorded in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations". See "Recently Issued Accounting Pronouncements" for more information about SFAS No. 141. We have adopted the provisions of SFAS No. 141 related to all three of our acquisitions during fiscal 2002.

Effective April 2, 2002, we will adopt the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible

Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard will be recognized as a cumulative effect of a change in accounting principle. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combinations will not be amortized, but instead tested for impairment on an annual basis.

The acquired identifiable intangible assets of approximately $19.3 million include software, customer base and covenant not to compete. Software of $153,000 has an estimated useful life of three years. Customer base acquired in the Ti3 acquisition of $417,000 have an estimated useful life of ten years and customer base of $16,487,000 acquired in the Frick and GM Unemployment Compensation Business acquisitions have an estimated useful life of 15 years. Customer records of $2,200,000 have an estimated useful life of 20 years. We are currently in the process of obtaining third-party valuations of identifiable intangible assets; thus the values ascribed to these assets are subject to refinement.

CAPITALIZED SOFTWARE: Software development costs are expensed as incurred until technological feasibility is achieved, after which they are capitalized on a product-by-product basis. Amortization of capitalized software development costs is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software development costs starts when the product is available for general release to clients. All capitalized software assets are reviewed as of each balance sheet date for impairment. Upon determination of any impairment, the asset is written-down to the appropriate value in the period that the impairment is determined.

INCOME TAXES: We record income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not we will realize the benefits of these deductible differences. If management were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. We have adopted the provisions of SFAS No. 141 related to all three of our acquisitions during fiscal 2002, and will have adopted SFAS No. 142 effective April 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combinations will not be amortized, but instead tested for impairment on an annual basis. Because we did not have goodwill prior to the Ti3 acquisition, the impact of implementing SFAS No. 142 will not be significant to the Company.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We are currently assessing the impact, if any, of SFAS No. 143 on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 is effective April 1, 2002 for the Company. We are reviewing the provisions of SFAS No. 144 and do not anticipate that the adoption will have a material impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our statement of operations as a percentage of revenues for the periods indicated:

                                                                                             YEARS ENDED MARCH 31,
                                                                                -----------------------------------------
                                                                                    2000            2001           2002
                                                                                ----------      ----------     ----------
                                                                                                (IN THOUSANDS)
      Revenues:
         The Work Number services............................................     $ 12,328        $ 19,094     $   27,412
         Unemployment cost management services...............................           --              --            848
         Human resources and benefits application services...................        7,993          10,694         10,797
         Customer premises systems...........................................       10,835           6,882          2,870
         Maintenance and support                                                     4,876           4,417          3,893
                                                                                  --------        --------     ----------
           Total revenues....................................................     $ 36,032        $ 41,087     $   45,820
                                                                                  --------        --------     ----------
      Gross margin:
         The Work Number services............................................     $  8,355        $ 12,915     $   18,009
         Unemployment cost management services...............................           --              --            398
         Human resources and benefits application services...................        3,533           3,738          3,187
         Customer premises systems...........................................        2,447           1,092            218
         Maintenance and support                                                     3,509           3,142          2,865
         Inventory write-down   .............................................           --              --           (307)
                                                                                  --------        --------     -----------
           Total gross margin................................................     $ 17,844        $ 20,887     $   24,370
                                                                                  --------        --------     ----------


                                                                                             YEARS ENDED MARCH 31,
                                                                                -----------------------------------------
                                                                                    2000            2001           2002
                                                                                ----------      ----------     ----------
      Gross margin percentage by revenue category:
         The Work Number services............................................         67.8%           67.6%          65.7%
         Unemployment cost management services...............................           --              --           46.9
         Human resources and benefits application services...................         44.2            35.0           29.5
         Customer premises systems...........................................         22.6            15.9            7.6
         Maintenance and support.............................................         72.0            71.1           73.6


                                                                                             YEARS ENDED MARCH 31,
                                                                                -----------------------------------------
                                                                                    2000            2001           2002
                                                                                ----------      ----------     ----------
      PERCENTAGE OF TOTAL REVENUES

      Revenues:
         The Work Number services............................................       34.2%           46.5%          59.8%
         Unemployment cost management services...............................        --              --             1.9
         Human resources and benefits application services...................       22.2            26.0           23.5
         Customer premises systems...........................................       30.1            16.7            6.3
         Maintenance and support.............................................       13.5            10.8            8.5
                                                                                  ------          ------          -----
           Total revenues....................................................      100.0           100.0          100.0
      Cost of revenues.......................................................       50.5            49.2           46.8
                                                                                  ------          ------          -----
      Gross margin...........................................................       49.5            50.8           53.2
                                                                                  ------          ------          -----
      Operating expenses:
         Selling and marketing...............................................       21.7            20.8           18.8
         General and administrative..........................................       15.2            13.6           16.6
         Restructuring charge................................................        --              --             5.7
                                                                                  -----           -----           -----
           Total operating expenses..........................................       36.9            34.4           41.1
                                                                                  ------          ------          -----
      Operating income.......................................................       12.6            16.4           12.1
      Other income, net......................................................        0.2             1.4            3.4
                                                                                  ------          ------          -----
      Earnings from continuing operations before income tax expense..........       12.8            17.8           15.5
      Income tax expense.....................................................        5.1             7.3            5.7
                                                                                  ------          ------          -----
      Earnings from continuing operations....................................        7.7            10.5            9.8
      Discontinued operations, net...........................................        0.3             0.1             --
                                                                                  ------          ------          -----
      Net earnings...........................................................        8.0%           10.6%           9.8%
                                                                                  ======          ======          =====

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

Revenues. Total revenues increased 11.5% to $45.8 million in fiscal 2002 from $41.1 million in fiscal 2001. Revenues from The Work Number services increased 43.6% to $27.4 million in fiscal 2002 from $19.1 million in fiscal 2001, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers, the inclusion of revenues from our acquisition of Ti3 in the second quarter of fiscal 2002 and, to a lesser extent, an increase in pricing during the year. Revenues from unemployment cost management services for fiscal 2002 includes five days of revenue from our March 27, 2002 acquisitions of The Frick Company and the unemployment cost management business of GatesMcDonald. Revenues from human resources and benefits application services increased 1.0% to $10.8 million in fiscal 2002 from $10.7 million in fiscal 2001, due to the addition of new clients seeking to outsource their non-core functions, offset by client attrition. This growth was less than planned, due the poor economic conditions experienced during the second and third quarters of fiscal 2002. Revenues from customer premises systems decreased 58.3% to $2.9 million in fiscal 2002 from $6.9 million in fiscal 2001. This decrease is due to a shift in our focus away from selling in-house systems to our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 11.9% to $3.9 million in fiscal 2002 from $4.4 million in fiscal 2001, reflecting the support provided to a shrinking installed base as we shifted our strategy toward providing similar solutions through application services. We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current year results as we discontinue sales to new clients and continue to emphasize The Work Number services, unemployment cost management services and human resources and benefits application services.

Gross Margin. Gross margin increased 16.7% to $24.4 million in fiscal 2002 from $20.9 million in fiscal 2001. As a percentage of total revenues, gross margin increased to 53.2% in fiscal 2002 from 50.8% in fiscal 2001. The Work Number services gross margin increased 39.4% to $18.0 million in fiscal 2002 from $12.9 million in fiscal 2001, but as a percentage of corresponding revenue, decreased to 65.7% in fiscal 2002 from 67.6% in fiscal 2001. The increase in gross margin is due primarily to revenue increases. The gross margin percentage decreased slightly due to the addition of Ti3, which has a slightly lower gross margin than our traditional The Work Number services. Also, costs related to personnel and infrastructure increased slightly to accommodate possible future electronic payroll services clients. Human resources and benefits application services gross margin decreased 14.7% to $3.2 million, or 29.5% of corresponding revenue, in fiscal 2002 from $3.7 million, or 35.0% of corresponding revenue, in fiscal 2001. This decrease in gross margin and gross margin percentage is principally due to a higher level of fixed personnel costs in place for additional revenue growth that did not occur because of the poor economic conditions experienced in the second and third quarters of fiscal 2002. Customer premises systems gross margin decreased 80.0% to $218,000, or 7.6% of corresponding revenue, in fiscal 2002 from $1.1 million, or 15.9% of corresponding revenue, in fiscal 2001, as revenues declined. The decrease in gross margin percentage is due to certain fixed costs that remained as we shifted our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin decreased 8.8% to $2.9 million, or 73.6% of corresponding revenue, in fiscal 2002, from $3.1 million, or 71.1% of corresponding revenue, in fiscal 2001 due to lower revenues caused by a shrinking client base. The gross margin percentage increased due to a lower level of third-party hardware support costs and improved leveraging of personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 0.6% to $8.6 million in fiscal 2002 from $8.5 million in fiscal 2001. As a percentage of revenues, such expenses decreased to 18.8% in fiscal 2002 from 20.8% in fiscal 2001. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs. Additionally, we anticipate these costs will generally decrease as a percentage of revenues as our revenue mix shifts more to The Work Number Services which have lower sales maintenance costs.

General and Administrative Expenses. General and administrative expenses increased 35.7% to $7.6 million in fiscal 2002 from $5.6 million in fiscal 2001. The increase in such expenses reflected the increased infrastructure costs of a growing business and workforce, including the inclusion of costs related to our acquisitions during fiscal 2002. As a percentage of revenues, such expenses increased to 16.6% in fiscal 2002 from 13.6% in fiscal 2001. The increase in general and administrative expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

Restructuring and Inventory Write-Down. During the second quarter of fiscal 2002, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $240,000 is reflected in accrued expenses on the balance sheet. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings.

Other Income, Net. Other income increased to $1.6 million in fiscal 2002 from $562,000 in fiscal 2001, due to interest income earned on a higher level of invested funds. Invested funds increased due to the receipt of the proceeds from our secondary common stock offering during the second quarter of fiscal 2002 and cash flow from operations

Income Tax Expense. Our effective income tax rate was 36.8% in fiscal 2002 and 41.0% in fiscal 2001. The decrease is due to tax-exempt interest earned on state and federal tax free municipal securities during the last eight months of fiscal 2002, and to a lesser extent, a lower effective state income tax rate. As we continue to move our business to an application services model, we have reduced the amount of taxes paid on hardware and software sales in states with higher income tax rates.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

Revenues. Total revenues increased 14.0% to $41.1 million in fiscal 2001 from $36.0 million in fiscal 2000. Revenues from The Work Number services increased 54.9% to $19.1 million in fiscal 2001 from $12.3 million in fiscal 2000, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the year. Revenues from human resources and benefits application services increased 33.8% to $10.7 million in fiscal 2001 from $8.0 million in fiscal 2000, due to the addition of new clients seeking to outsource their non-core functions and to some extent our introduction in April 2000 of eChoice, our advanced benefits enrollment service. Revenues from customer premises systems decreased 36.5% to $6.9 million in fiscal 2001 from $10.8 million in fiscal 2000. This decrease was due to a shift in both our focus and the market from purchasing in-house systems to utilizing our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 9.4% to $4.4 million in fiscal 2001 from $4.9 million in fiscal 2000, reflecting the support provided to a shrinking installed base as we shifted our strategy toward providing similar solutions through application services. We anticipated revenues from customer premises systems and maintenance and support would continue to decrease from current year results as we discontinue sales to new clients and continue to emphasize The Work Number services and human resources and benefits application services.

Gross Margin. Gross margin increased 17.1% to $20.9 million in fiscal 2001 from $17.8 million in fiscal 2000. As a percentage of total revenues, gross margin increased to 50.8% in fiscal 2001 from 49.5% in fiscal 2000. The Work Number services gross margin increased 54.6% to $12.9 million, or 67.6% of corresponding revenue, in fiscal 2001 from $8.4 million, or 67.8% of corresponding revenue in fiscal 2000. The increase in gross margin was due primarily to revenue increases. The gross margin percentage was maintained as costs related to personnel and infrastructure increased in conjunction with increased revenue during fiscal 2001. Human resources and benefits application services gross margin increased 5.8% to $3.7 million in fiscal 2001 from $3.5 million in fiscal 2000, but as a percentage of corresponding revenue, decreased to 35.0% in fiscal 2001 from 44.2% in fiscal 2000. This decrease in gross margin percentage is principally due to costs associated with transitioning personnel from our customer premises systems business in anticipation of possible future growth in human resources and benefits application services. Customer premises systems gross margin decreased 55.4% to $1.1 million, or 15.9% of corresponding revenue, in fiscal 2001 from $2.4 million, or 22.6% of corresponding revenue, in fiscal 2000, as revenues declined. The decrease in gross margin percentage is due to certain fixed costs that remained as we shifted our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin decreased 10.5% to $3.1 million, or 71.1% of corresponding revenue, in fiscal 2001, from $3.5 million, or 72.0% of corresponding revenue, in fiscal 2000 due to lower revenues caused by a shrinking client base and slightly higher personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 9.2% to $8.5 million in fiscal 2001 from $7.8 million in fiscal 2000. The increase in expense reflected the expansion of our sales and marketing efforts. As a percentage of revenues, such expenses decreased to 20.8% in fiscal 2001 from 21.7% in fiscal 2000. The decrease in percentage of revenues was due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 2.4% to $5.6 million in fiscal 2001 from $5.5 million in fiscal 2000. The increase in such expenses reflected the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 13.6% in fiscal 2001 from 15.2% in fiscal 2000. The decrease in general and administrative expenses as a percentage of revenues was due to the greater operating efficiencies resulting from higher revenues.

Other Income, Net. Other income increased to $562,000 in fiscal 2001 from $82,000 in fiscal 2000, due to interest income earned on a higher level of invested funds.

Income Tax Expense. Our effective income tax rate was 41.0% in fiscal 2001 and 40.2% in fiscal 2000. The increase in effective tax rate was due to higher state tax rates and the expiration of certain tax credit carryforwards.

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

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth (1) specified unaudited statement of operations data for each of the four quarters in fiscal 2001 and 2002, (2) the gross margin percentage for each of our revenue categories, and (3) operating data expressed as a percentage of our total revenues. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. We believe that quarter-to-quarter comparisons of our financial results should not necessarily be relied upon as an indication of future performance.


                                                                              QUARTERS ENDED
                                         ------------------------------------------------------------------------------------------
                                          JUNE 30,   SEPT. 30,    DEC. 31,  MARCH 31,    JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,
                                            2000       2000         2000       2001        2001       2001       2001        2002
                                          --------   ---------    --------  ---------    --------   ---------  --------   ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Revenues:
    The Work Number services...........     $4,132    $  4,531    $  4,635   $  5,796     $ 6,072    $6,666     $7,186      $7,488
    Unemployment cost management
    services...........................         --          --          --         --          --        --         --         848
    Human resources and benefits
    application services...............      2,061       2,806       3,490      2,338       2,580     2,924      3,416       1,878
    Customer premises systems..........      2,127       2,347       1,558        849       1,030       978        604         257
    Maintenance and support............      1,142       1,113       1,070      1,091         988       978        978         949
                                            ------    --------    --------   --------    --------   -------    -------     -------
      Total revenues...................      9,462      10,797      10,753     10,074      10,670    11,546     12,184      11,420
                                            ------    --------    --------   --------    --------   -------    -------     -------
 Gross margin:
    The Work Number services...........      2,841       2,991       3,183      3,900       4,188     4,198      4,830       4,793
    Unemployment cost management
    services...........................         --         --           --         --          --        --         --         398
    Human resources and benefits
    application services...............        756         885       1,481        618         727       936      1,130         394
    Customer premises systems..........        177         906         489       (482)        (63)      415        179        (313)
    Maintenance and support............        802         778         751        810         677       705        751         732
    Inventory write-down...............          --         --          --         --          --      (307)        --          --
                                            -------   --------    --------   --------    --------   --------   -------     -------
      Total gross margin...............      4,576       5,560       5,904      4,846       5,529     5,947      6,890       6,004
                                            ------    --------    --------   --------    --------   -------    -------     -------
 Operating expenses:
    Selling and marketing..............      2,055       2,144       2,249      2,094       2,260     2,447      2,007       1,882
    General and administrative.........      1,368       1,500       1,566      1,175       1,493     2,029      1,992       2,099
    Restructuring charge...............          --         --          --         --          --     2,627         --          --
                                            -------   --------    --------   --------    --------   -------    -------     -------
      Total operating expenses.........      3,423       3,644       3,815      3,269       3,753     7,103      3,999       3,981
                                            ------    --------    --------   --------    --------   -------    -------     -------
 Operating income......................      1,153       1,916       2,089      1,577       1,776    (1,156)     2,891       2,023
                                            ======    ========    ========   ========    ========   ========   =======     =======
 Gain from discontinued operations, net         --          36          --         --          --        --         --          --
                                            ======    ========    ========   ========    ========   =======    =======     =======
 Net earnings..........................     $  741    $  1,248    $  1,321   $  1,035    $  1,149   $  (422)   $ 2,210     $ 1,552
                                            ======    ========    ========   ========    ========   ========   =======     =======
 Basic and diluted earnings per share:
    Earnings from continuing operations     $ 0.07    $   0.11    $   0.13   $   0.10    $   0.11   $ (0.03)   $  0.16     $  0.11
    Gain from  discontinued  operations,
    net................................         --        0.01          --         --          --        --         --          --
                                            ------    --------    --------   --------    --------   -------    -------     -------
      Net earnings.....................     $ 0.07    $   0.12    $   0.13   $   0.10    $   0.11   $ (0.03)   $  0.16     $  0.11
                                            ======    ========    ========   ========    ========   ========   =======     =======


                                                                              QUARTERS ENDED
                                         ------------------------------------------------------------------------------------------
                                          JUNE 30,   SEPT. 30,    DEC. 31,  MARCH 31,    JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,
                                            2000       2000         2000       2001        2001       2001       2001        2002
                                          --------   ---------    --------  ---------    --------   ---------  --------   ---------
Gross margin percentage by revenue
category:
   The Work Number services.............     68.8%      66.0%       68.7%       67.3%      69.0%      63.0%      67.2%        64.0%
     Unemployment cost management
        services........................       --         --          --         --          --         --         --         46.9
   Human resources and benefits
        application services............     36.7       31.5        42.4        26.4       28.2       32.0       33.1         21.0
   Customer premises systems............      8.3       38.6        31.4       (56.8)      (6.1)      42.4       29.6       (121.8)
   Maintenance and support..............     70.2       69.9        70.2        74.2       68.5       72.1       76.8         77.1


                                                                              QUARTERS ENDED
                                         ------------------------------------------------------------------------------------------
                                          JUNE 30,   SEPT. 30,    DEC. 31,  MARCH 31,    JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,
                                            2000       2000         2000       2001        2001       2001       2001        2002
                                          --------   ---------    --------  ---------    --------   ---------  --------   ---------
  PERCENTAGE OF TOTAL REVENUES:
  Revenues:
     The Work Number services...........       43.7%      42.0%       43.1%      57.5%       56.9%      57.7%      59.0%     65.6%
     Unemployment cost management
         services.......................         --         --          --         --          --         --         --       7.4
     Human resources and benefits
         application services...........       21.8       26.0        32.5       23.3        24.2       25.3       28.0      16.4
     Customer premises systems..........       22.4       21.7        14.4        8.4         9.6        8.5        5.0       2.3
     Maintenance and support............       12.1       10.3        10.0       10.8         9.3        8.5        8.0       8.3
                                              -----      -----       -----      -----       -----      -----      -----     -----
       Total revenues...................      100.0      100.0       100.0      100.0       100.0      100.0      100.0     100.0
  Cost of revenues......................       51.6       48.5        45.1       51.9        48.2       48.5       43.5      47.4
                                              -----      -----       -----      -----       -----      -----      -----     -----
  Gross margin..........................       48.4       51.5        54.9       48.1        51.8       51.5       56.5      52.6
                                              -----      -----       -----      -----       -----      -----      -----     -----
  Operating expenses:
     Selling and marketing..............       21.7       19.9        20.9       20.8        21.2       21.2       16.5      16.5
     General and administrative.........       14.5       13.9        14.6       11.6        14.0       17.5       16.3      18.4
     Restructuring charge...............         --         --          --         --          --       22.8         --        --
                                              -----      -----       -----      -----       -----      -----      -----     -----
       Total operating expenses.........       36.2       33.8        35.5       32.4        35.2       61.5       32.8      34.9
                                              -----      -----       -----      -----       -----      -----      -----     -----
  Operating income......................       12.2       17.7        19.4       15.7        16.6      (10.0)      23.7      17.7
                                              =====      =====       =====      =====       =====      =====      =====     =====
  Gain from discontinued operations, net         --        0.3          --         --          --         --         --        --
                                              =====      =====       =====      =====       =====      =====      =====     =====
  Net earnings..........................        7.8%      11.5%       12.3%      10.3%       10.8%      (3.7)%     18.1%     13.6%
                                              =====      =====       =====      =====       =====      =====      =====     =====

Our revenues, margins and operating results have fluctuated in the past, and are likely to continue to fluctuate in the future, on an annual and quarterly basis, as a result of a number of factors, most of which are outside of our control, as discussed in "Risk Factors--Our quarterly and annual operating results may fluctuate significantly, which could cause our stock price to decline significantly."

Revenues from human resources and benefits application services are seasonally higher during the second and third quarters of our fiscal year due to the nature of the services being provided. Our second and third fiscal quarters correspond to the third and fourth calendar quarters. We believe many of our clients permit employees to update their benefit choices only annually, in most cases during the last calendar quarter. Revenues generated from our W-2 eXpress service are particularly affected by seasonality and are principally earned in our fourth fiscal quarter. Our revenues have increased on a quarter-by-quarter comparison in fiscal 2002 over fiscal 2001 due to the addition of new clients seeking to outsource non-core functions.

Revenues from our Ti3 subsidiary have historically been reported within our human resources and benefits application services revenue line since their acquisition date of July, 2002. We have reclassified this revenue into The Work Number Services revenue line retroactively to July, 2002 in the above table, and in our consolidated statement of earnings included in this Annual Report on Form 10-K.

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

Our working capital was $16.4 million at March 31, 2001 and $5.9 million at March 31, 2002. Total working capital decreased in fiscal 2002 due principally to utilizing cash for our March 27, 2002 acquisitions.

Our accounts receivable increased from $7.4 million at March 31, 2001 to $12.5 million at March 31, 2002. The increase was due to the addition of accounts receivable related to our March 27, 2002 acquisitions.

Our capital expenditures, principally purchases of computer equipment, were $1.6 million in fiscal 2002. At March 31, 2002, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next two fiscal years, as we integrate the operations of our acquisitions.

In November 2000, our board of directors authorized us to repurchase up to 400,000 shares of our stock in the open market, or through privately negotiated transactions over the following two-year period. In November 2001, this plan was extended to November 2004, and the number of shares was increased to one million. We repurchased 287,500 shares for $5.5 million during fiscal 2002. Cumulative shares repurchased amount to 297,500. Share amounts are reported on a pre-dividend basis. Except for the 120,951 shares remaining in the treasury at March 31, 2002, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

During fiscal 2002, we paid quarterly dividends on our common stock, declaring a total of $0.03 in dividends during each quarter of fiscal 2002.

We believe that our working capital, together with our anticipated cash flows from operations should be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

In connection with the acquisitions of the GM Unemployment Compensation Business and Frick, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow. The Revolving Credit Facility also matures on February 27, 2005.

The Term Loan and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans will bear interest at the applicable eurodollar rate plus 2.25% and base rate loans will bear interest at the applicable base rate plus 0.00%. After that, the applicable margin for eurodollar rate loans will vary from 2.00% to 2.25%, and the applicable margin for base rate loans will remain at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA. We may make prepayments under the Term Loan during the first twelve months after the closing date without penalty, except that we will be obligated to pay a $600,000 prepayment premium under certain limited circumstances. In addition, if William
W. Canfield ceases serving as our chief executive officer during the first 24 months after closing, and we do not retain a substitute satisfactory to the Lenders within 120 days, then we are required to repay all outstanding loans, including both the Term Loan and Revolving Credit Facility.

The Loan Agreement is secured by security interests in substantially all our assets and the assets of our three subsidiaries (Ti3, Garcia and Frick), the guarantees of our three subsidiaries, and a pledge of the stock of each of those subsidiaries.

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the GM Unemployment Compensation Business and Frick. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, its ratio of total indebtedness to EBITDA and its ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, our Term Loan and advances under our Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans will bear interest at the applicable eurodollar rate plus 2.25% and base rate loans will bear interest at the applicable base rate plus 0.00%. After that, the applicable margin for eurodollar rate loans will vary from 2.00% to 2.25%, and the applicable margin for base rate loans will remain at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA.

As of March 31, 2002, we had $30 million principal outstanding on our term loan. On an annual basis, a 100 basis point change in interest rates would result in an approximate $300,000 change to our annual interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       ----
    TALX CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

    Report of KPMG LLP, Independent Auditors.....................................................       35

    Consolidated Balance Sheets as of March 31, 2001 and 2002....................................       36

    Consolidated Statements of Earnings for the years ended March 31, 2000, 2001 and 2002........       37

    Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years
    ended March 31, 2000, 2001 and 2002..........................................................       38

    Consolidated Statements of Cash Flows for the years ended March 31, 2000, 2001 and 2002......       40

    Notes to Consolidated Financial Statements...................................................       41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
TALX Corporation:

We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries as of March 31, 2001 and 2002, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TALX Corporation and subsidiaries as of March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

St. Louis, Missouri
April 24, 2002

                        TALX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                                         MARCH 31,
                                                                                                --------------------------
                                                                                                    2001           2002
                                                                                                ----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents.............................................................       $    5,167     $    21,431
   Short-term investments................................................................            4,558              --
   Accounts receivable, net..............................................................            7,407          12,469
   Inventories...........................................................................              627             104
   Work in progress, less progress billings..............................................            2,905           2,595
   Prepaid expenses and other current assets.............................................            2,313           2,917
   Deferred tax assets, net..............................................................              159              70
                                                                                                ----------      ----------
     Total current assets................................................................           23,136          39,586
Property and equipment, net..............................................................            5,160          11,357
Capitalized software development costs, net of amortization
   of $5,620 in 2001 and $966 in 2002....................................................            4,007           3,262
Goodwill.................................................................................               --         102,564
Other intangibles, net...................................................................               --          19,174
Other assets.............................................................................            1,692           3,158
                                                                                                ----------      ----------
                                                                                                $   33,995      $  179,101
                                                                                                ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capitalized lease obligations......................................       $      --       $      156
   Current portion of long term debt.....................................................              --            8,000
   Accounts payable......................................................................              495           1,200
   Accrued expenses and other liabilities................................................            4,670          20,455
   Dividends payable.....................................................................              282             413
   Income taxes payable..................................................................               24             814
   Progress billings in excess of work in progress.......................................              403             377
   Deferred revenue......................................................................              875           2,239
                                                                                                ----------      ----------
     Total current liabilities...........................................................            6,749          33,654
Deferred tax liabilities, net............................................................            1,101             371
Capitalized lease obligations, less current portion......................................               --             152
Long term debt, less current portion.....................................................               --          22,000
Other long term liabilities..............................................................               --           2,417
                                                                                                ----------      ----------
     Total liabilities...................................................................            7,850          58,594
                                                                                                ----------      ----------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000 shares and
     no shares issued or outstanding at March 31, 2001 and 2002..........................               --              --
   Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding
     9,404,439 shares at March 31, 2001 and 13,909,714 shares at March 31, 2002..........               94             139
   Additional paid-in capital............................................................           34,288         162,058
   Accumulated deficit...................................................................           (8,205)        (39,628)
   Accumulated other comprehensive income:
     Unrealized gain on securities classified as available for sale, net of tax of $22...               35              --
   Treasury stock, at cost, 3,251 shares at March 31, 2001 and 120,951
     shares at March 31, 2002............................................................              (67)         (2,062)
                                                                                                ----------      ----------
     Total shareholders' equity..........................................................           26,145         120,507
                                                                                                ----------      ----------
                                                                                                $   33,995      $  179,101
                                                                                                ==========      ==========


          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                                       YEARS ENDED MARCH 31,
                                                                         ----------------------------------------------
                                                                             2000              2001             2002
                                                                         -----------       -----------      -----------
Revenues:
   The Work Number services........................................      $    12,328        $   19,094       $   27,412
   Unemployment cost management services...........................               --                --              848
   Human resources and benefits application services...............            7,993            10,694           10,797
   Customer premises systems.......................................           10,835             6,882            2,870
   Maintenance and support.........................................            4,876             4,417            3,893
                                                                         -----------        ----------       ----------
     Total revenues................................................           36,032            41,087           45,820
                                                                         -----------        ----------       ----------
Cost of revenues:
   The Work Number services........................................            3,973             6,179            9,403
   Unemployment cost management services...........................               --                --              450
   Human resources and benefits application services...............            4,460             6,956            7,610
   Customer premises systems.......................................            8,388             5,790            2,652
   Maintenance and support.........................................            1,367             1,275            1,028
   Inventory write-down............................................               --                --              307
                                                                         -----------       -----------       ----------
     Total cost of revenues........................................           18,188            20,200           21,450
                                                                         -----------        ----------       ----------
     Gross margin..................................................           17,844            20,887           24,370
                                                                         -----------        ----------       ----------
Operating expenses:
   Selling and marketing...........................................            7,820             8,542            8,596
   General and administrative......................................            5,477             5,609            7,612
   Restructuring charge............................................               --                --            2,627
                                                                         -----------        ----------       ----------
     Total operating expenses......................................           13,297            14,151           18,835
                                                                         -----------        ----------       ----------
     Operating income..............................................            4,547             6,736            5,535
                                                                         -----------        ----------       ----------
Other income, net:
   Interest income.................................................               85               539            1,493
   Interest expense................................................               (4)               --              (18)
   Other, net......................................................                1                23               92
                                                                         -----------        ----------       ----------
     Total other income, net.......................................               82               562            1,567
                                                                         -----------        ----------       ----------
     Earnings from continuing operations before income tax
       expense.....................................................            4,629             7,298            7,102
Income tax expense.................................................            1,862             2,990            2,612
                                                                         -----------        ----------       ----------
   Earnings from continuing operations.............................            2,767             4,308            4,490
                                                                         -----------        ----------       ----------
Discontinued operations:
   Gain on operations and disposal of discontinued
     operations, net...............................................              117                37               --
                                                                         -----------        ----------       ----------
     Net earnings..................................................      $     2,884        $    4,345       $    4,490
                                                                         ===========        ==========       ==========
Basic earnings per share:
   Earnings from continuing operations.............................      $      0.28        $     0.42       $     0.36
   Gain on disposal of discontinued operations, net................             0.01                --               --
                                                                         -----------        ----------       ----------
     Net earnings..................................................      $      0.29        $     0.42       $     0.36
                                                                         ===========        ==========       ==========
Diluted earnings per share:
   Earnings from continuing operations.............................      $      0.27        $     0.41       $     0.34
   Gain on disposal of discontinued operations, net................             0.01                --               --
                                                                         -----------        ----------       ----------
     Net earnings..................................................      $      0.28        $     0.41       $     0.34
                                                                         ===========        ==========       ==========
Weighted average number of common shares outstanding:
   Basic...........................................................       10,091,349        10,255,928       12,622,689
   Diluted.........................................................       10,268,565        10,527,172       13,021,313

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   YEARS ENDED MARCH 31, 2000, 2001, AND 2002
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                                  ACCUMULATED
                                                     ADDITIONAL                      OTHER
                                           COMMON      PAID-IN     ACCUMULATED   COMPREHENSIVE
                                            STOCK      CAPITAL       DEFICIT        INCOME
                                         ---------   ----------   ------------  --------------
BALANCE AT MARCH 31, 1999...........       $  55       $ 23,478     $ (3,432)        $  --
Net earnings and total
   comprehensive income.............          --             --        2,884            --

Repurchase of 58,500 shares of
   common stock.....................          --             --           --            --
Issuance of 61,065 shares of
   common stock and 41,598 share of
   treasury stock upon exercise of
   stock options....................           1            271         (143)           --
Issuance of 29,959 shares of
   common stock and 17,850 share of
   treasury stock under employee
   stock purchase plan..............          --            229          (35)           --
Issuance of 20,407 shares of
   common stock upon exercise of
   warrants.........................          --             --           --            --
                                           -----       --------     --------         -----
BALANCE AT MARCH 31, 2000...........          56         23,978         (726)           --
Net earnings........................          --             --        4,345            --
Net unrealized gain on marketable
   equity securities................          --             --           --            35

Total comprehensive income..........

Repurchase of 112,500 shares of
   common stock.....................          --             --           --            --
Issuance of 42,293 shares of
   common stock and 90,867 share of
   treasury stock upon exercise of
   stock options....................           1            193       (1,167)           --
Issuance of 13,316 shares of
   common stock and 19,286 share of
   treasury stock under employee
   stock purchase plan..............          --            218          (34)           --
Issuance of 39,895 shares of
   common stock upon exercise of
   warrants.........................          --             --           --            --
Issuance of 563,935 shares of
   common stock and 838 shares of
   treasury stock upon 10% stock
   dividend.........................           6          9,863       (9,869)           --
Issuance of 3,128,552 shares of
   common stock and 66 shares of
   treasury stock upon 3-for-2 stock
   split............................          31            (31)          --            --
Income tax benefit from stock
   options exercised................          --             67           --            --
Cash dividends ($0.08 per share)....          --             --         (754)           --
                                           -----       --------     --------        ------
BALANCE AT MARCH 31, 2001...........       $  94       $ 34,288     $ (8,205)       $   35
                                           =====       ========     =========       ======



                                                                          TOTAL
                                            TREASURY   COMPREHENSIVE  SHAREHOLDERS'
                                              STOCK       INCOME         EQUITY
                                           ---------  --------------  -------------
BALANCE AT MARCH 31, 1999...........       $    (6)                     $ 20,095
Net earnings and total
   comprehensive income.............            --       $  2,884          2,884
                                                         ========
Repurchase of 58,500 shares of
   common stock.....................          (481)                         (481)
Issuance of 61,065 shares of
   common stock and 41,598 share of
   treasury stock upon exercise of
   stock options....................           329                           458
Issuance of 29,959 shares of
   common stock and 17,850 share of
   treasury stock under employee
   stock purchase plan..............           158                           352
Issuance of 20,407 shares of
   common stock upon exercise of
   warrants.........................            --                            --
                                             -----                      --------
BALANCE AT MARCH 31, 2000...........            --                        23,308
Net earnings........................            --       $  4,345          4,345
Net unrealized gain on marketable
   equity securities................            --             35             35
                                                         --------
Total comprehensive income..........                     $  4,380
                                                         ========
Repurchase of 112,500 shares of
   common stock.....................        (1,928)                       (1,928)
Issuance of 42,293 shares of
   common stock and 90,867 share of
   treasury stock upon exercise of
   stock options....................         1,560                           587
Issuance of 13,316 shares of
   common stock and 19,286 share of
   treasury stock under employee
   stock purchase plan..............           301                           485
Issuance of 39,895 shares of
   common stock upon exercise of
   warrants.........................            --                            --
Issuance of 563,935 shares of
   common stock and 838 shares of
   treasury stock upon 10% stock
   dividend.........................            --                            --
Issuance of 3,128,552 shares of
   common stock and 66 shares of
   treasury stock upon 3-for-2 stock
   split............................            --                            --
Income tax benefit from stock
   options exercised................            --                            67
Cash dividends ($0.08 per share)....            --                          (754)
                                            ------                      --------
BALANCE AT MARCH 31, 2001...........       $   (67)                     $ 26,145
                                           ========                     ========

                                   (continued)

                        TALX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2000, 2001 AND 2002
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                   (CONTINUED)

                                                                                  ACCUMULATED
                                                     ADDITIONAL                      OTHER
                                           COMMON      PAID-IN     ACCUMULATED   COMPREHENSIVE
                                            STOCK      CAPITAL       DEFICIT        INCOME
                                         ---------   ----------   ------------  --------------
BALANCE AT MARCH 31, 2001...........       $   94     $  34,288     $ (8,205)         $ 35
Net earnings........................           --            --        4,490             --
Net unrealized loss on marketable
   equity securities................           --            --           --            (35)

Total comprehensive income..........

Repurchase of 287,500 shares of
   common stock.....................           --            --           --             --
Issuance of 74,109 shares of
   common stock and 95,742 shares of
   treasury stock upon exercise of
   stock options....................            1           373       (1,785)            --
Issuance of 8,019 shares of
   common stock and 28,683 shares of
   treasury stock under employee
   stock purchase plan..............           --           182          (66)            --
Issuance of 67,667 shares of
   common stock and 45,375 shares of
   treasury stock upon exercise of
   warrants.........................           --            --         (667)            --
Issuance of 1,263,626 shares of
   common stock upon 10% stock
   dividend.........................           13        31,831      (31,868)            --
Issuance of 341,854 shares of
   common stock upon acquisitions...            3        11,746           --             --
Issuance of 2,750,000 shares of
   common stock upon secondary
   stock offering...................           28        82,373           --             --
Income tax benefit from stock
   options exercised................           --         1,265           --             --
Cash dividends ($0.12 per share)....           --            --       (1,527)            --
                                           ------     ---------     --------           ----
BALANCE AT MARCH 31, 2002...........       $  139    $  162,058    $ (39,628)         $  --
                                           ======    ==========    =========          =====



                                                                      TOTAL
                                        TREASURY   COMPREHENSIVE  SHAREHOLDERS'
                                          STOCK       INCOME         EQUITY
                                       ---------  -------------- --------------
BALANCE AT MARCH 31, 2001...........     $   (67)                $   26,145
Net earnings........................          --     $  4,490         4,490
Net unrealized loss on marketable
   equity securities................          --          (35)          (35)
                                                     ---------
Total comprehensive income..........                 $  4,455
                                                     ========
Repurchase of 287,500 shares of
   common stock.....................      (5,486)                    (5,486)
Issuance of 74,109 shares of
   common stock and 95,742 shares of
   treasury stock upon exercise of
   stock options....................       2,125                        714
Issuance of 8,019 shares of
   common stock and 28,683 shares of
   treasury stock under employee
   stock purchase plan..............         524                        640
Issuance of 67,667 shares of
   common stock and 45,375 shares of
   treasury stock upon exercise of
   warrants.........................         842                        175
Issuance of 1,263,626 shares of
   common stock upon 10% stock
   dividend.........................          --                        (24)
Issuance of 341,854 shares of
   common stock upon acquisitions...          --                     11,749
Issuance of 2,750,000 shares of
   common stock upon secondary
   stock offering...................          --                     82,401
Income tax benefit from stock
   options exercised................          --                      1,265
Cash dividends ($0.12 per share)....                                 (1,527)
                                         -------                    -------
BALANCE AT MARCH 31, 2002...........     $(2,062)                $  120,507
                                         =======                 ==========

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEARS ENDED MARCH 31,
                                                                                  --------------------------------------------
                                                                                     2000            2001              2002
                                                                                  ----------      ----------        ----------
    Cash flows from operating activities:
       Net earnings..........................................................       $ 2,884         $ 4,345         $   4,490
       Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.......................................         4,145           4,615             3,911
         Inventory write-down................................................            --              --               307
         Capitalized software write-down.....................................            --              --             1,941
         Discontinued operations, net........................................           859              --                --
         Deferred taxes......................................................         1,800             398              (472)
         Change in assets and liabilities, net of acquisitions:
           Accounts receivable...............................................        (1,428)            573             1,699
           Inventories.......................................................           430             205               216
           Work in progress, less progress billings..........................           486            (221)              720
           Prepaid expenses and other current assets.........................        (1,105)             91              (183)
           Other assets......................................................           (68)         (1,552)             (774)
           Accounts payable..................................................          (272)           (308)             (188)
           Accrued expenses and other liabilities............................         1,056           1,933            (1,934)
           Income taxes payable..............................................            87             (18)            2,082
           Progress billings in excess of work in progress...................           343            (528)             (141)
           Deferred revenue..................................................           (26)           (224)             (328)
                                                                                    -------         -------         ---------
             Net cash provided by operating activities.......................         9,191           9,309            11,346
                                                                                    -------         -------         ---------
    Cash flows from investing activities:
       Additions to property and equipment...................................        (1,678)         (1,819)           (1,606)
       Acquisitions, net of cash acquired....................................            --              --          (102,477)
       Capitalized software development costs................................        (1,818)         (2,766)           (2,357)
       Proceeds from maturity of short-term investments......................            --           3,000             5,365
       Proceeds from sale of short-term investments..........................            --              --           233,097
       Purchases of short-term investments...................................        (3,015)         (4,505)         (234,126)
                                                                                    -------         -------         ---------
         Net cash used in investing activities...............................        (6,511)         (6,090)         (102,104)
                                                                                    -------         -------         ---------
    Cash flows from financing activities:
       Dividends paid........................................................            --            (472)           (1,396)
       Borrowings under long-term debt facility..............................            --              --            30,000
       Issuance of common stock..............................................           810           1,072            83,904
       Repurchase of common stock............................................          (481)         (1,928)           (5,486)
                                                                                    -------         -------         ---------
         Net cash provided by (used in) financing activities.................           329          (1,328)          107,022
                                                                                    -------         -------         ---------
         Net increase in cash and cash equivalents...........................         3,009           1,891            16,264
    Cash and cash equivalents at beginning of year...........................           267           3,276             5,167
                                                                                    -------         -------         ---------
    Cash and cash equivalents at end of year.................................       $ 3,276         $ 5,167         $  21,431
                                                                                    =======         =======         =========


          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Description of Business

We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing outsourced employee self-service applications. Our services enable mortgage lenders, pre-employment screening companies, employers and other authorized users to obtain employee human resources and payroll information. We also provide unemployment insurance claims processing and unemployment tax planning and management to a broad range of employers. Further, we allow employees to review and modify information in human resources, benefits and payroll management information systems without requiring employer assistance.

Our services and software use interactive web and interactive voice response software, fax and other technologies and are designed to enhance service levels, improve productivity and reduce costs by automating historically labor intensive, paper-based processes and enabling users to perform self-service transactions. We typically serve large organizations, including approximately two-thirds of the Fortune 500 and a number of federal, state and local government agencies.

     (b)  Principles of Consolidation

The consolidated financial statements include the accounts of TALX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

     (d)  Short-term Investments

Short-term investments at March 31, 2001 consist of U.S. government agency debt instruments. We classify our debt and marketable equity securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. All other securities are classified as available-for-sale. All of our securities were classified as available-for-sale at March 31, 2001. Interest income is recognized when earned. Debt securities classified as available-for-sale are stated at market value.

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

     (g)  Product Development and Capitalized Software Development Costs

Product development costs are charged to operations as incurred. Software development costs are expensed as incurred until technological feasibility is achieved, after which they are capitalized on a product-by-product basis. Amortization of capitalized software development costs is computed using the straight-line method over the remaining estimated economic life of the product, which is typically three years. Amortization of capitalized software development costs starts when the product is available for general release to clients.

     (h)  Goodwill and Other Intangible Assets

The Company has adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and will adopt SFAS No. 142, "Goodwill and Other Intangible Assets" as of April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

     (i)  Revenue Recognition, Work in Progress and Progress Billings

Revenues from The Work Number are recognized from transaction fees charged to users for verifications of employment history and income, and from monthly maintenance and employer conversion fees. Revenues from ePayroll and W-2 eXpress are recognized from monthly fees charged to clients. Fees are based upon the number of employees. Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Application services revenue is recognized as the services are provided. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of UC eXpress and maintenance fees.

     (j)  Concentration of Credit Risk

We sell our services and software in a variety of industries. No client represented over 10% of revenues in fiscal 2000, 2001 or 2002. We perform periodic credit evaluations of our clients' financial condition and generally do not require collateral; however, we maintain a security interest in hardware until payment is received. Credit losses from clients have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

     (k)  Income Taxes

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

     (l)  Fair Value of Financial Instruments

We disclose estimated fair values for our financial instruments. A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity. Our financial instruments include long-term debt and a revolving line of credit facility. The carrying value of these commitments approximate fair value due to their stated interest rates approximating market rates. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

     (m)  Stock Option Plans

We record stock-based compensation over the vesting period for the difference between the quoted market price of an award at the date of grant and the exercise price of the option, if any. We provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and later years as if the fair-value-based method had been applied.

     (n)  Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

     (o)  Net Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share.

     (p)  Reclassifications

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

        (2)  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                               MARCH 31,
                                                                       -------------------------
                                                                           2001           2002
                                                                       ----------      ---------
                                                                              (IN THOUSANDS)

        Accounts receivable..........................................   $  7,632        $ 13,011
        Less allowance for doubtful accounts.........................        225             542
                                                                        --------        --------
                                                                        $  7,407        $ 12,469
                                                                        ========        ========

Billings to customers are made in accordance with the terms of the individual contracts.

The following table represents activity within our allowance for doubtful accounts for the years ended March 31, 2000 and 2001:


                                                                 (IN THOUSANDS)
                                                                 --------------

        Balance at March 31, 1999 .............................   $    155
            Additions..........................................        346
            Write-offs.........................................       (131)
                                                                  --------
        Balance at March 31, 2000 .............................        370
            Additions..........................................        462
            Write-offs.........................................       (607)
                                                                  --------
        Balance at March 31, 2001..............................        225
            Acquisitions.......................................        362
            Additions..........................................        505
            Write-offs.........................................       (550)
                                                                  --------
        Balance at March 31, 2002..............................   $    542
                                                                  ========

(3)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                                 RANGE OF
                                                                                ESTIMATED               MARCH 31,
                                                                               USEFUL LIVES     ----------------------
                                                                                (IN YEARS)         2001         2002
                                                                              --------------    ---------    ---------
                                                                                             (IN THOUSANDS)
        Computer equipment...............................................         3-5          $    5,611    $   13,404
        Office furniture and equipment...................................         5-10                970         1,315
        External software................................................         3-5               1,303         2,074
        Leasehold improvements...........................................         3-10              3,667         3,882
                                                                                               ----------    ----------
                                                                                                   11,551        20,675
        Less accumulated depreciation and amortization...................                           6,391         9,318
                                                                                               ----------    ----------
                                                                                               $    5,160    $   11,357
                                                                                               ==========    ==========

(4)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs and amortization of capitalized software development costs for the years ended March 31, 2000, 2001 and 2002 were as follows:


                                                                                             MARCH 31,
                                                                               -------------------------------------
                                                                                 2000           2001         2002
                                                                               ---------     ---------     ---------
                                                                                            (IN THOUSANDS)
        Product development costs charged to general and
           administrative expenses.........................................     $    369     $     405     $     381
                                                                                ========     =========     =========
        Amortization of capitalized software development costs
           charged to cost of revenues.....................................     $  2,239     $   2,159     $   1,161
                                                                                ========     =========     =========
        Write-offs of capitalized software development costs...............     $     --     $      --     $   1,941
                                                                               =========     =========     =========


(5)  ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

We acquired three businesses during fiscal 2002.

On July 2, 2001, we completed our acquisition of Ti3, Inc. ("Ti3"). As consideration for the acquisition, we paid the Ti3 shareholders approximately $50,000 in cash and issued to them 341,854 shares of our common stock, for an estimated aggregate value of $11.8 million, based on the then recent average trading prices for our common stock. Additionally, we incurred $655,000 of costs related to the transaction, which were capitalized into goodwill. Of the shares issued, 34,187 were placed in a one-year escrow to support indemnification obligations. We may make additional payments in cash or shares of our common stock to Ti3 shareholders depending upon Ti3's financial performance in the 12 months immediately after the closing and utilization of Ti3's tax-loss carry-forwards during such period. This acquisition was accounted for under the purchase method, and is included in our results of operations for the period beginning July 2, 2001 and ending March 31, 2002. None of the goodwill recorded with this transaction will be deductible for tax purposes. The share amounts discussed above do not include the effect of the 10% stock dividend declared on September 6, 2001.

On March 27, 2002, our subsidiary, Garcia Acquisition Sub, Inc. (Garcia), purchased certain of the assets and assumed certain of the liabilities of the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company. The GM Unemployment Compensation Business provides unemployment cost management services to a broad range of employers.

The cost of the acquisition was $44.3 million, including transaction costs and was paid in cash, a portion of which was financed with borrowing under our term note agreement (see Note 7). The asset purchase agreement provides for Gates, McDonald & Company to indemnify us for certain existing liabilities and obligations of the business, subject to certain limitations. An escrow account, to be maintained by a bank pursuant to the terms of an escrow agreement, is also available for a fifteen-month period following the date of the asset purchase agreement to satisfy the indemnification obligations of Gates McDonald & Company under the asset purchase agreement, subject to certain limitations contained in the asset purchase agreement. For such purposes, four million dollars ($4,000,000) of the purchase price was paid into the escrow account. The indemnification obligations of Gates, McDonald & Company with respect to tax and certain employee benefit matters terminate upon the expiration of the applicable statutes of limitation, authorization and title indemnification obligations terminate after two years and all other indemnification obligations terminate 15 months from the date of the asset purchase agreement. The parties executed several ancillary agreements in connection with the asset purchase agreement in order to provide for the orderly transition of the GM Unemployment Compensation Business and the employees of such Business from Gates McDonald & Company to us. These ancillary documents included a transition services agreement, an intellectual property license agreement, a lease services agreement and an employee services agreement. This acquisition was accounted for under the purchase method, and is included in our results of operations for the period beginning March 27, 2002 and ending March 31, 2002. We expect that 100% of the goodwill recorded with this transaction will be deductible for tax purposes.

On March 27, 2002, we also purchased all of the 257,200 issued and outstanding shares of common stock of James E. Frick, Inc., d/b/a The Frick Company, a Missouri corporation ("Frick") from the James E. Frick Profit Sharing and Employee Stock Ownership Plan (the "ESOP"), and options to acquire 190,500 shares of Frick's common stock held by the four principal optionholders. Frick provides unemployment cost control, unemployment claims handling, tax planning and related services and employment information verification services to a broad range of clients. Frick is now our wholly owned subsidiary.

The total purchase price for the Frick acquisition was $79.7 million, including transaction costs, which includes amounts allocable to offer to purchase remaining options to purchase 29,000 shares held by key employee optionholders. The purchase price was based on a value of $162.60 per share of common stock, less in the case of an option, the exercise price and withholding and other applicable taxes, plus up to $16.78 from the escrow, as described below. The purchase price was paid in cash, a portion of which was financed with borrowing under our term note agreement (see Note 7). Subsequent to the closing, we purchased from the key employee optionholders the remaining options to purchase 29,000 shares of Frick's common stock subject to the same terms and conditions as, and for a price per share of underlying common stock equal to that received by, the four principal optionholders under the acquisition agreement. We expect that 100% of the goodwill recorded with this transaction will be deductible for tax purposes.

The terms of the acquisition agreement required the sellers to enter into an escrow agreement with us. For such purpose, $8,000,000 of the purchase price was deposited with a bank to be disbursed in accordance with the escrow agreement. Of the escrow funds, $3,000,000 is available to satisfy our claims relating only to the tax and intellectual property representations, warranties and covenants, and the remainder is available to satisfy any type of indemnifiable claim under the acquisition agreement. The sellers' indemnification obligations terminate, and the undisputed escrow funds will be distributed on March 27, 2003. Except for claims related to willful misrepresentation, our only remedy for indemnified losses is against the escrow. This acquisition was accounted for under the purchase method, and is included in our results of operations for the period beginning March 27, 2001 and ending March 31, 2002.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for each of our three acquisitions as of the date of each acquisition. We are currently in the process of obtaining third-party valuations of certain intangible assets; thus, the following allocations of purchase price are subject to refinement.


                                                                                      (IN THOUSANDS)

                                                                                                 GM UNEMPLOYMENT
                                                                                                  COMPENSATION
                                                                         TI3          FRICK         BUSINESS         TOTALS
                                                                     ----------    ----------    ---------------   ----------
    Cash and cash equivalents......................................  $      569    $    2,681       $       --     $    3,250
    Accounts receivable, net.......................................         373         3,291            3,097          6,761
    Other current assets...........................................          21           810               --            831
    Property and equipment, net....................................         213         6,286              595          7,094
    Goodwill.......................................................      10,994        62,205           29,365        102,564
    Other intangibles..............................................         570         7,358           11,329         19,257
    Other assets...................................................         388           173              518          1,079
                                                                     ----------    ----------       ----------     ----------
       Total assets acquired.......................................      13,128        82,804           44,904        140,836
                                                                     ----------    ----------       ----------     ----------
    Current liabilities............................................         454         2,567              601          3,622
    Other long term liabilities....................................          --           569               --            569
                                                                     ----------    ----------       ----------     ----------
       Total liabilities assumed...................................         454         3,136              601          4,191
                                                                     ----------    ----------       ----------     ----------
       Net assets acquired........................................  $    12,674   $    79,668       $   44,303    $   136,645
                                                                    ===========   ===========       ==========    ===========

The following table summarizes other intangible asset activity for fiscal 2002. We are currently in the process of obtaining third-party valuations of certain intangible assets; thus, the following amounts are subject to refinement.

                                                                                      (IN THOUSANDS)
                                                                       CUSTOMER                      CUSTOMER
                                                                         BASE      SOFTWARE           RECORDS        TOTALS
                                                                    ------------  -----------      -----------    -----------
    Balance at March 31, 2001.....................................  $        --   $        --       $       --    $        --
    Amounts acquired..............................................       16,904           153            2,200         19,257
    Amortization..................................................           44            38                1             83
                                                                    -----------   -----------       ----------     ----------
       Balance at March 31, 2002..................................  $    16,860   $       115       $    2,199    $    19,174
                                                                    ===========   ===========       ==========    ===========
    Weighted Average Lives........................................        14.82          3.00            20.00
                                                                    ===========   ===========       ==========

The following unaudited pro forma summarized results of operations for the annual periods ended March 31, 2001 and 2002 for TALX and Ti3, Inc. and December 31, 2000 and 2001 for The Frick Company and the GM Unemployment Compensation Business. These financial statements were prepared as though all three acquisitions occurred on April 1, 2000 (in thousands, except per share amounts):


                                                                                          MARCH 31,
                                                                                -------------------------
                                                                                     2001          2002
                                                                                -----------   -----------
     Total revenue............................................................  $   110,714   $   118,931
                                                                                ===========   ===========
     Operating income.........................................................       10,776        10,118
                                                                                ============  ===========
     Net earnings.............................................................        5,553         5,500
                                                                                ===========   ===========

     Earnings per share:
       Basic..................................................................  $      0.52   $      0.44
       Diluted................................................................         0.51          0.42

     Weighted average number of shares outstanding:
       Basic..................................................................       10,632        12,623
       Diluted................................................................       10,903        13,021

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combining the operations.

(6) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities for the years ended March 31, 2001 and 2002 consist of the following:


                                                                                    MARCH 31,
                                                                           ------------------------
                                                                             2001            2002
                                                                           ---------     ----------
                                                                                  (IN THOUSANDS)
        Accrued acquisition costs.......................................    $      --     $  17,298
        Accrued compensation and benefits...............................        2,500         2,032
        Accrued license costs...........................................        1,512           --
        Other...........................................................          658         1,125
                                                                            ---------     ---------
                                                                            $   4,670     $  20,455
                                                                            =========     =========

(7)  LONG-TERM DEBT

Long-term debt at March 31, 2001 and 2002 consisted of:


                                                                                    MARCH 31,
                                                                           ------------------------
                                                                             2001            2002
                                                                           ---------     ----------
                                                                                  (IN THOUSANDS)
        Borrowings under term note........................................   $      --     $  30,000
             Less current portion.........................................          --         8,000
                                                                             ---------     ---------
        Long-term debt....................................................   $      --     $  22,000
                                                                             =========     =========

In connection with the acquisitions of the GM Unemployment Compensation Business and Frick, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow, as defined in the Term Loan agreement. The Revolving Credit Facility also matures on February 27, 2005.

The Term Loan and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans will bear interest at the applicable eurodollar rate plus 2.25% and base rate loans will bear interest at the applicable base rate plus 0.00%. After that, the applicable margin for eurodollar rate loans will vary from 2.00% to 2.25%, and the applicable margin for base rate loans will remain at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA. We may make prepayments under the Term Loan during the first twelve months after the closing date without penalty, except that we will be obligated to pay a $600,000 prepayment premium under certain limited circumstances. In addition, if William
W. Canfield ceases serving as our chief executive officer during the first 24 months after closing, and we do not retain a substitute satisfactory to the Lenders within 120 days, then we are required to repay all outstanding loans (Term Loan and Revolving Credit Facility).

The Loan Agreement is secured by security interests in substantially all the assets of us and of our three subsidiaries (Ti3, Garcia and Frick), the guarantees of our three subsidiaries, and a pledge of the stock of each of those subsidiaries.

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the GM Unemployment Compensation Business and Frick. The proceeds of loans made under the

Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, its ratio of total indebtedness to EBITDA and its ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens.

At March 31, 2002 our outstanding borrowings carried an interest rate of 4.29%.

Scheduled minimum long-term debt repayments are $8 million, $10 million and $12 million in fiscal years 2003, 2004 and 2005, respectively. Payments are due in equal quarterly amounts. We may accelerate credit facility repayments, depending on available operating cash flow.

(8)  LEASES

We have non-cancelable operating leases, primarily for office space and office equipment, that expire through fiscal 2009 and provide for purchase or renewal options. Total rent expense for operating leases, including contingent rentals, was $1,063,000, $1,360,000 and $1,494,000 in 2000, 2001 and 2002 respectively.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of March 31, 2002.

                                                                        (IN THOUSANDS)

                                                                     CAPITAL     OPERATING
                                                                     LEASES       LEASES
                                                                     -------      --------
   Fiscal Year:
      2003.........................................................   $   172     $  5,074
      2004.........................................................       131        4,415
      2005.........................................................        24        3,733
      2006.........................................................        --        3,546
      2007.........................................................        --        1,680
      Thereafter...................................................        --          486
                                                                      -------     --------
   Total minimum lease payments....................................       327     $ 18,934
                                                                                  ========
      Less amount representing interest............................        19
                                                                      -------
   Total present value of minimum capital lease payments...........       308
      Less current portion.........................................       156
                                                                      -------
   Long-term capital lease obligations.............................   $   152
                                                                      =======

(9) INCOME TAXES

Income tax expense consists of the following:

                                                                                          MARCH 31,
                                                                            -----------------------------------
                                                                               2000        2001         2002
                                                                            ---------    ---------    ---------
                                                                                       (IN THOUSANDS)
   Current:
      Federal.........................................................       $     52     $  2,188     $  2,318
      State and local.................................................             11          404          756
   Deferred:
      Federal.........................................................          1,510          336         (348)
      State and local.................................................            289           62         (114)
                                                                             --------     --------     ---------
        Income tax expense before discontinued operations.............          1,862        2,990        2,612
   Discontinued operations............................................             70           24           --
                                                                             --------     --------     --------
      Total income tax expense........................................       $  1,932     $  3,014     $  2,612
                                                                             ========     ========     ========

Income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to earnings from continuing operations before income tax expense as a result of the following:

                                                                                          MARCH 31,
                                                                            -----------------------------------
                                                                               2000        2001         2002
                                                                            ---------    ---------    ---------
                                                                                       (IN THOUSANDS)
   Computed "expected" tax expense....................................       $  1,574     $  2,481     $  2,415
   Increase (decrease) in income taxes resulting from:
      State and local income taxes, net of federal income tax benefit.            198          308          424
      Travel and entertainment........................................             29           30           60
      Tax exempt interest.............................................             --           --         (300)
      Other, net......................................................             61          171           13
                                                                             --------     --------     --------
                                                                             $  1,862     $  2,990     $  2,612
                                                                             ========     ========     ========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001 and 2002 are presented below:

                                                                                                MARCH 31,
                                                                                        ----------------------
                                                                                           2001         2002
                                                                                        ---------     --------
                                                                                              (IN THOUSANDS)
   Deferred tax assets:
      Allowance for doubtful accounts...............................................      $   87       $   54
      Valuation allowance on inventory..............................................          24          --
      Accrual for compensated absences..............................................          71           94
      Deferred revenue..............................................................          --           38
      Net operating loss carryforwards..............................................          --          542
      Differences in depreciation and amortization..................................         442          635
      Tax credit carryforwards......................................................         176           --
                                                                                          ------       ------
        Total deferred tax assets...................................................         800        1,363
                                                                                          ------       ------
   Deferred tax liabilities:
      Differences in capitalized software development cost
        methods.....................................................................       1,543        1,256
      Differences in intangible asset amortization methods..........................          --          193
      Differences in expense recognition methods....................................         199          215
                                                                                          ------       ------
        Total deferred tax liabilities..............................................       1,742        1,664
                                                                                          ------       ------
        Net deferred tax liabilities................................................      $ (942)      $ (301)
                                                                                          ======       ======

We acquired a net operating loss carryforward of approximately $1.4 million in the acquisition of Ti3. This net operating loss carryforward is available to offset our consolidated future earnings, subject to certain limitations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our taxable income for the years ended March 31, 2000, 2001 and 2002 was $5,860,000, $6,400,000, and
$7,102,000 respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not we will realize the benefits of these deductible differences.

(10)  RESTRUCTURING CHARGES AND INVENTORY WRITE-DOWN

During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charges" on the statement of earnings and $240,000 is reflected in accrued expenses on the balance sheet as of March 31, 2002. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings.

(11)  SHAREHOLDERS' EQUITY

TALX has adopted a stock option plan for employees that provides for the issuance of a maximum of 3,049,200 shares of common stock pursuant to incentive or non-qualified options. Options are granted by the Board of Directors at prices not less than fair market value as of the date of the grant. Options vest 20% per year and expire six to ten years after the date of the grant.

TALX has adopted a stock option plan for outside directors that provides for the issuance of a maximum of 145,200 shares of common stock. Options are granted in the amount of 2,500 shares each to outside directors at prices not less than fair market value as of the date of the grant, which is April 1 of each year. The options vest one year from the date of grant. Options outstanding amount to 43,560 and 54,568 at March 31, 2001 and 2002, respectively.

Activity under the plans for the three years ended March 31, 2002 is as follows:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                       SHARES      EXERCISE PRICE
                                                                     -----------   --------------
    Outstanding at March 31, 1999.................................       998,621         2.87
    Granted-- 2000................................................       343,398         4.61
    Cancelled-- 2000..............................................       (63,830)        3.67
    Exercised-- 2000..............................................      (181,151)        2.45
                                                                     ------------
    Outstanding at March 31, 2000.................................     1,097,038         3.43
    Granted-- 2001................................................       321,303         8.51
    Cancelled-- 2001..............................................       (56,858)        5.35
    Exercised-- 2001..............................................      (229,075)        2.56
                                                                     ------------
    Outstanding at March 31, 2001.................................     1,132,408         4.98
    Granted-- 2002................................................       446,502        23.25
    Cancelled-- 2002..............................................        (6,029)       17.16
    Exercised-- 2002..............................................      (175,038)        4.03
                                                                     ------------
    Outstanding at March 31, 2002.................................     1,397,843        10.88
                                                                     ===========


No compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been recognized for awards in fiscal 2000, net earnings would be reduced by $156,000 or $0.02 per share, based on the weighted average fair value of options granted of $4.61 per option. The effect for fiscal 2001 would be to reduce net earnings by $394,000 or $0.04 per share, based on the weighted average fair value of options granted of $8.51 per option. The effect for fiscal 2002 would be to reduce net earnings by $839,000 or $0.06 per share, based on the weighted average fair value of options granted of $23.25 per option.

The full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six to ten years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for fiscal 2000, 2001 and 2002 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 86%, 62% and 59% in fiscal 2000, 2001 and 2002, respectively; risk-free interest rate of 6.00%, 4.91% and 4.81% in fiscal 2000, 2001 and 2002, respectively; expected life of 4.5, 5.0 and 5.0 years in fiscal 2000, 2001 and 2002, respectively; and an expected dividend yield of 0.00%, 3.50% and 3.50% in fiscal 2000, 2001 and 2002, respectively.


                                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                  ------------------------------------------------  --------------------------------
                                                  WEIGHTED AVERAGE
                                                      REMAINING        WEIGHTED                          WEIGHTED
                                   NUMBER OF      CONTRACTUAL LIFE      AVERAGE        NUMBER OF          AVERAGE
   RANGE OF EXERCISE PRICE          SHARES             (YEARS)      EXERCISE PRICE      SHARES        EXERCISE PRICE
  ---------------------------     ----------    ------------------- --------------  -------------     --------------

  $   0.00--     3.12........         267,374           5.5             $  2.83         130,921           $ 2.80
      3.12--     6.23........         393,325           5.9                4.14         174,575             4.04
      6.23--     9.35........         227,275           8.1                8.28          41,646             8.28
      9.35--    12.46........          10,892           4.0               10.47          10,892            10.47
     12.46--    18.69........          30,000           9.6               16.90              --               --
     18.69--    21.81........          10,325           9.3               19.91           1,265             19.43
     21.81--    24.92........         287,651           8.9               22.90              --               --
     24.92--    28.04........         110,001           9.1               25.20              --               --
     28.04--    31.15........          11,000           9.3               31.15              --               --
                                  -----------                                        ----------
                                    1,397,843                                           359,299
                                  ===========                                        ==========

During fiscal 1997, shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP), which was amended in 1998 and 2000 and amended and restated in 2001. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Of the 907,500 shares of common stock shares reserved for the ESPP, there were 553,476 shares remaining at March 31, 2002.

During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. Dividends of $0.08 and $0.12 per share were paid to shareholders during fiscal years 2001 and 2002, respectively. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition and such other factors as the board may deem relevant.

(12)  BUSINESS SEGMENTS

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. We have two reportable segments: Payroll-Based Services and Software and Unemployment Cost Management Services.

PAYROLL-BASED SERVICES AND SOFTWARE:  This segment includes the following:

     o The Work Number Services - The Work Number, W-2 eXpress, ePayroll and FasTime;

     o    Human Resources and Benefits Application Services; and

     o    Customer Premises Systems and Related Maintenance and Support

UNEMPLOYMENT COST MANAGEMENT SERVICES: This segment includes our UC eXpress services suite.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest income and expense and income taxes are not reported on an operating segment basis because they are not considered in the performance evaluation by our chief operating decision-maker, our chairman and CEO.

Summarized financial information concerning our reportable operating segments are shown in the following table for the periods indicated:

                                                    PAYROLL-BASED       UNEMPLOYMENT COST
                                                     SERVICES AND          MANAGEMENT
                                                      SOFTWARE              SERVICES              TOTAL
                                                    --------------      -----------------      ----------
                                                                        (IN THOUSANDS)
  MARCH 31, 2000
  Revenues........................................   $    36,032          $       --           $   36,032
  Income from operations..........................         4,547                  --                4,547
  Total assets....................................        30,133                  --               30,133
  Depreciation and amortization...................         4,145                  --                4,145
  Capital expenditures............................         1,678                  --                1,678

  MARCH 31, 2001
  Revenues........................................   $    41,087          $       --           $   41,087
  Income from operations..........................         6,736                  --                6,736
  Total assets....................................        33,995                  --               33,995
  Depreciation and amortization...................         4,615                  --                4,615
  Capital expenditures............................         1,819                  --                1,819

  MARCH 31, 2002
  Revenues........................................   $    44,972          $      848           $   45,820
  Income from operations..........................         5,381                 154                5,535
  Total assets....................................        51,466             127,635              179,101
  Depreciation and amortization...................         3,801                 110                3,911
  Capital expenditures............................         1,606                  --                1,606


(13) DISCONTINUED OPERATIONS

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

The results of operations for the database business for the years ended March 31, 2000, 2001 and 2002 were as follows:

                                                                    MARCH 31,
                                                     --------------------------------------
                                                        2000           2001         2002
                                                     ---------      ---------    ----------
                                                                  (IN THOUSANDS)

 Revenues.......................................     $   4,800       $     --      $     --
                                                     =========       ========      ========
 Gain on disposal...............................           187             61            --
    Income tax expense..........................            70             24            --
                                                     ---------       --------      --------
    Gain on disposal, net.......................           117             37            --
                                                     ---------       --------      --------
 Net earnings...................................     $     117       $     37      $     --
                                                     =========       ========      ========

As of March 31, 2000, 2001 and 2002 there were no assets or liabilities related to the database business on the balance sheets.

(14)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for our cash and cash equivalents, short-term investments, trade receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term maturity of these instruments. The carrying value of long-term debt and borrowings under our revolving line of credit facility approximate fair value due to their stated interest rates approximating market rates. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

(15)  EMPLOYEE BENEFIT PLAN

We sponsor a profit-sharing/401(k) plan. The plan covers substantially all of our employees. We make contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. Total expense under the plan for the years ended March 31, 2000, 2001 and 2002 was $219,000, $305,000 and $322,000,
respectively.

(16)  COMMITMENTS AND CONTINGENCIES

On December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of the Company, against the Company, certain of its executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford) (collectively, the "Individual Defendants"), and two underwriters (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.) in the Company's August 2001 secondary common stock offering ("Secondary Offering"). The case purportedly is brought on behalf of all persons who purchased or otherwise acquired shares of the Company's common stock between July 18, 2001 and October 1, 2001 ("Putative Class Period"), including as part of the Secondary Offering. The complaint alleges, among other things, that certain statements in the registration statement and prospectus for the Secondary Offering, as well as other statements made by the Company and/or the Individual Defendants during the Putative Class Period, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and the Individual Defendants, violations of Section 11 of the Securities Act of 1933 against the Company, the Individual Defendants and the underwriters, and violation of Section 15 of the Securities Act of 1933 against Mr. Canfield.

Three additional purported class action lawsuits were filed in the same court, against the same defendants and making substantially the same allegations: on January 8, 2002 by Donald Metzger (Civil Action No. 4:02CV00031DJS); on January 9, 2002 by Anna Goodman (Civil Action No. 4:02CV00033DJS); and on January 30, 2002 by Al Hinton (Civil Action No. 4:02CV00168DJS) each of whom allegedly were shareholders of the Company during the Putative Class Period. On February 15, 2002, these three lawsuits were consolidated with and into the Brody lawsuit (Civil Action No. 4:01CV02014DJS) for all purposes, which currently is pending before the Honorable Donald J. Stohr, United States District Judge.

The consolidated lawsuit seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper.

On May 20, 2002, the Company and the Individual Defendants filed a motion to dismiss the lawsuits, and the underwriter defendants filed a separate motion to dismiss. The plaintiffs filed their opposition to the motions to dismiss on June 19, 2002. The defendants' reply memoranda in support of the motions to dismiss are due on July 9, 2002.

The Company believes the plaintiffs' claims are without merit and intends to defend vigorously against them. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on the Company's business, financial condition and results of operations.

Additionally, we are required to indemnify each of the Individual Defendants, as officers and/or directors of the Company, in connection with the above matters, provided they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the Company. Stifel, Nicolaus & Company and A.G. Edwards & Sons, Inc. have made demands on the Company to indemnify them in connection with these matters.

The Company has provided notice of the consolidated litigation to its directors and officers liability insurance carriers.

We are a defendant from time to time in routine lawsuits incidental to our business, which based on information currently available, we believe, individually or in the aggregate, will not have a material adverse effect upon us.

The Securities and Exchange Commission is conducting an investigation into our August 2001 secondary offering of common stock and second fiscal quarter 2001 financial results. We are cooperating fully with investigation, and have voluntarily produced documents requested by the Commission and have made our employees available for interviews or testimony upon request. We believe that there is no basis for any action by the Commission.

(17)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest totaled $4,000 for the year ended March 31, 2000 and $0 for the years ended March 31, 2001 and 2002. Cash paid during the year for income taxes totaled $13,000, $2,653,000 and $1,003,000 for the years ended March 31, 2000, 2001 and 2002, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is contained under the caption "Nominees and Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Shareholder Approved Equity Compensation," "Non-Shareholder Approved Equity Compensation," "Equity Compensation Plan Information," "Employment Agreements" and "Director Compensation" included in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is contained under the captions "Shareholder Approved Equity Compensation," "Non-Shareholder Approved Equity Compensation," "Common Stock Ownership of Directors, Nominees, and Officers," "Common Stock Ownership of Certain Beneficial Owners," and "Equity Compensation Plan Information" included in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions" included in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.


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

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed by the Company on April 2, 2002, relating to the acquisition of the unemployment cost management businesses of Gates, McDonald & Company and The Frick Company, as amended by Form 8-K/A filed by the Company on June 25, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TALX CORPORATION

                                            By: /s/ WILLIAM W. CANFIELD
                                                -----------------------
                                                Chairman, President and Chief
                                                Executive Officer

Date:  June 28, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM W. CANFIELD         Chairman, President, Chief Executive Officer and Director               June 28, 2002
-----------------------
William W. Canfield             (Principal Executive Officer)

/s/ RICHARD F. FORD             Director                                                                June 28, 2002
-------------------
Richard F. Ford

/s/ CRAIG E. LABARGE            Director                                                                June 28, 2002
--------------------
Craig E. LaBarge

/s/ EUGENE M. TOOMBS            Director                                                                June 28, 2002
--------------------
Eugene M. Toombs

/s/ M. STEVE YOAKUM             Director                                                                June 28, 2002
-------------------
M. Steve Yoakum

/s/ CRAIG N. COHEN              Vice President - Application Services and Software, Chief               June 28, 2002
------------------
Craig N. Cohen                  Financial Officer and Secretary (Principal Financial Officer
                                and Principal Accounting Officer)


                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

   2.1 Asset Purchase Agreement between Gates, McDonald & Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 2, 2002+

   2.2 Escrow Agreement by and among Garcia Acquisition Sub, Inc., Gates, McDonald & Company and LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 2, 2002

   2.3 Acquisition Agreement by and among the James E. Frick Profit Sharing and Employee Stock Ownership Plan and the principal holders of options to acquire capital stock of James E. Frick, Inc. and TALX Corporation dated as of March 27, 2002, incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed April 2, 2002+

   2.4 Escrow Agreement by and among TALX Corporation, Falcon, LLC and UMB Bank, N.A. dated as of March 27, 2002, incorporated by reference to
          Exhibit 2.4 to our Current Report on Form 8-K filed April 2, 2002

   2.5 Lease Services Agreement by and between Gates, McDonald & Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed April 2, 2002

   2.6 Employee Services Agreement by and between Nationwide Mutual Insurance Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed April 2, 2002

   2.7 Master Transition Services Agreement by and between Gates, McDonald & Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed April 2, 2002

   2.8 Intellectual Property License Agreement by and between Gates, McDonald & Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.8 to our Current Report on Form 8-K filed April 2, 2002

   3.1 Restated Articles of Incorporation of TALX Corporation, as amended, incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-21465)

   3.2 Bylaws of TALX Corporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2001 (File No. 000-21465)

   4.1    See Exhibit 3.1

   4.2 Warrant Agreement dated as of October 22, 1996 among TALX Corporation, First Albany Corporation and Principal Financial Securities, Inc., incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-21465)

   10.1   Form of Incentive Stock Option Agreement, incorporated by reference to
          Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

   10.2 TALX Corporation Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

   10.3 Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-10969) ++

   10.4 TALX Corporation Outside Directors' Stock Option Plan, incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-10969) ++

 10.4.1 Amendment to TALX Corporation Outside Directors' Stock Option Plan, incorporated by reference to Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465) ++

   10.5   Form of Director Stock Option Agreement, incorporated by reference to
          Exhibit 10.7 to our Annual Report on

          Form 10-K for the year ended March 31, 1998 (File No. 000-21465) ++

   10.6   Lease dated March 28, 1996 by and between TALX Corporation and Stephen
          C. Murphy, Thomas W. Holley, Arthur S. Margulis and Samuel B. Murphy, Trustee of the Samuel B. Murphy Revocable Living Trust UTA 1/9/91, dba "Adie Road Partnership," incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-10969)

   10.7 Lease dated August 23, 1993 by and between Prudential Insurance Company of America, a New Jersey corporation and EKI Incorporated, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-10969)

   10.8 Amended and Restated Preferred Stock Purchase Agreement dated December 23, 1988 among TALX Corporation, MiTek Industries, Inc., Intech Group, Inc., Gateway Venture, Zinsmeyer Trusts Partnership, and Missouri Venture Partners, L.P., incorporated by reference to Exhibit 10.13 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-10969)

   10.9 Securities Purchase Agreement dated November 28, 1990 among TALX Corporation, MiTek Industries, Inc., Intech Group, Inc., Gateway Venture Partners II, L.P. and Zinsmeyer Trusts Partnership, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-10969)

  10.10 Amendment and Waiver Agreement dated as of July 28, 1996 between TALX Corporation, Intech Group, Inc., Intech Partners, L.P., MiTek Industries, Inc., Gateway Venture Partners II, L.P., Zinsmeyer Trusts Partnership and the Missouri State Employee's Retirement System, incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-10969)

  10.11 Debenture Purchase Agreement dated May 11, 1990 among TALX Corporation, Intech Group, Inc., MiTek Industries, Inc., Gateway Venture Partners II, L.P., Zinsmeyer Trusts Partnership, H. Richard and Gloria Grodsky, W. Gary and Debra Lowe, Michael and Della Smith and John E. and Janet B. Tubbesing, incorporated by reference to
          Exhibit 10.19 to our Registration Statement on Form S-1 (File No. 333-10969)

  10.12 Employment Agreement between TALX Corporation and Mr. Canfield, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

  10.13 Employment Agreement between TALX Corporation and Mr. Smith, incorporated by reference to Exhibit 10.23 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

  10.14   Employment Agreement between TALX Corporation and Mr. Cohen ++

  10.15 License Agreement by and between A2D, L.P. and TALX Corporation, dated as of April 1, 2001, incorporated by reference to exhibit 10.26 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465) *

  10.16 Loan Agreement among LaSalle Bank National Association, Southwest Bank of St. Louis and TALX Corporation dated as of March 27, 2002, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2002+

  10.17 Security Agreement executed and delivered by TALX Corporation in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2002

  10.18 Security Agreement executed and delivered by Ti3, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 2, 2002

  10.19 Security Agreement executed and delivered by Garcia Acquisition Sub, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed April 2, 2002

  10.20 Security Agreement executed and delivered by James E. Frick, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed April 2, 2002

  10.21 Collateral Assignment of Asset Purchase Agreement executed and delivered by Garcia Acquisition Sub, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed April 2, 2002

  10.22 Collateral Assignment of Asset Purchase Agreement executed and delivered by TALX Corporation in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to
          Exhibit 10.7 to our Current Report on Form 8-K filed April 2, 2002

  10.23 Stock Pledge of Ti3 Stock executed and delivered by TALX Corporation in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed April 2, 2002

  10.24 Stock Pledge of Garcia Stock executed and delivered by TALX Corporation in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed April 2, 2002

  10.25 Stock Pledge of Frick Stock executed and delivered by TALX Corporation in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed April 2, 2002

  10.26 Guaranty executed and delivered by Ti3, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed April 2, 2002

  10.27 Guaranty executed and delivered by Garcia Acquisition Sub, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed April 2, 2002

  10.28 Guaranty executed and delivered by James E. Frick, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed April 2, 2002

  10.29 Form of Warrant to Purchase Common Stock dated as of May 7, 1999 issued by TALX Corporation to AGE Investments, Inc. (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-3 (File No. 333-63690))

  11.1    Statement regarding computation of Per Share Earnings

  21.1    Subsidiaries of TALX Corporation

  23.1    Consent of KPMG LLP

----------
+ TALX Corporation undertakes to furnish supplementally a copy of any schedule to the Securities Exchange Commission upon request.

++  Represents management contract or compensatory plan or arrangement.

* Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.