Form 10-Q
period 2002-06-30
TALX CORP
filed 2002-08-14
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002 or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | |No

As of August 5, 2002 there were 13,822,486 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 23.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------

                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2002 and June 30, 2002...........................   3

             Consolidated Statements of Earnings for the Three Months Ended June 30, 2001 and 2002........   4

             Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2002......   5

             Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................  20

                                             PART II - OTHER INFORMATION
                                             ---------------------------

Item 1.   Legal Proceedings...............................................................................  21

Item 2.   Changes in Securities and Use of Proceeds.......................................................  21

Item 3.   Defaults Upon Senior Securities.................................................................  21

Item 4.   Submission of Matters to a Vote of Securities Holders...........................................  21

Item 5.   Other Information...............................................................................  21

Item 6.   Exhibits and Reports on Form 8-K................................................................  21

Signatures................................................................................................  22

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                           MARCH 31,     JUNE 30,
                                                                             2002          2002
                                                                           ---------    ---------
                                                                                       (UNAUDITED)
                                     Assets
Current assets:
    Cash and cash equivalents                                              $  21,431    $   9,631
    Accounts receivables, net                                                 12,469       11,462
    Inventories                                                                  104           73
    Work in progress, less progress billings                                   2,595        2,817
    Prepaid expenses and other current assets                                  2,917        3,344
    Deferred tax assets, net                                                      70          122
                                                                           ---------    ---------
       Total current assets                                                   39,586       27,449
Property and equipment, net                                                   11,357       11,254
Capitalized software development costs, net                                    3,262        3,399
Goodwill                                                                     102,564      104,753
Other intangibles, net                                                        19,174       19,473
Other assets                                                                   3,158        3,047
                                                                           ---------    ---------
                                                                           $ 179,101    $ 169,375
                                                                           =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of capitalized lease obligations                       $     156    $     158
    Current portion of long term debt                                          8,000        8,500
    Accounts payable                                                           1,200        1,080
    Accrued expenses and other liabilities                                    20,455        8,499
    Dividends payable                                                            413          417
    Income taxes payable                                                         814          927
    Progress billings in excess of work in progress                              377          348
    Deferred revenue                                                           2,239        2,855
                                                                           ---------    ---------
       Total current liabilities                                              33,654       22,784
Deferred tax liabilities, net                                                    371          978
Capitalized lease obligations                                                    152          111
Long term debt                                                                22,000       19,500
Other long term liabilities                                                    2,417        2,442
                                                                           ---------    ---------
       Total liabilities                                                      58,594       45,815
                                                                           ---------    ---------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at March 31, and June 30, 2002             --           --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,909,714 shares at March 31, 2002
       and 13,942,553 shares at June 30, 2002                                    139          139
    Additional paid-in capital                                               162,058      162,588
    Accumulated deficit                                                      (39,628)     (39,118)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of tax of $32          --          (48)
    Treasury stock, at cost, 120,951 shares at March 31, 2002 and
       56 shares at June 30, 2002                                             (2,062)          (1)
                                                                           ---------    ---------
          Total shareholders' equity                                         120,507      123,560
                                                                           ---------    ---------
                                                                           $ 179,101    $ 169,375
                                                                           =========    =========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                          THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                              2001           2002
                                                          ------------   ------------
Revenues:
    The Work Number services                              $      6,072   $      7,804
    Unemployment cost management services                           --         18,039
    Human resources and benefits application services            2,580          2,097
    Customer premises systems                                    1,030            587
    Maintenance and support                                        988            933
                                                          ------------   ------------
       Total revenues                                           10,670         29,460
                                                          ------------   ------------
Cost of revenues:
    The Work Number services                                     1,884          2,836
    Unemployment cost management services                           --          9,260
    Human resources and benefits application services            1,853          1,608
    Customer premises systems                                    1,093            339
    Maintenance and support                                        311            196
                                                          ------------   ------------
       Total cost of revenues                                    5,141         14,239
                                                          ------------   ------------
       Gross margin                                              5,529         15,221
                                                          ------------   ------------
Operating expenses:
    Selling and marketing                                        2,260          4,918
    General and administrative                                   1,493          5,854
                                                          ------------   ------------
       Total operating expenses                                  3,753         10,772
                                                          ------------   ------------
       Operating income                                          1,776          4,449
                                                          ------------   ------------
Other income (expense), net:
    Interest income                                                112             24
    Interest expense                                                --           (355)
    Other, net                                                      11             --
                                                          ------------   ------------
       Total other income (expense), net                           123           (331)
                                                          ------------   ------------
       Earnings before income tax expense                        1,899          4,118
Income tax expense                                                 750          1,585
                                                          ------------   ------------
Net earnings                                              $      1,149   $      2,533
                                                          ============   ============

Basic earnings per share                                  $       0.11   $       0.18
                                                          ============   ============
Diluted earnings per share                                $       0.11   $       0.18
                                                          ============   ============

Weighted average number of shares outstanding - basic       10,374,156     13,862,717
                                                          ============   ============
Weighted average number of shares outstanding - diluted     10,918,592     14,166,757
                                                          ============   ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                           2001              2002
                                                        ---------         ---------
Cash flows from operating activities:

   Net earnings                                          $   1,149        $   2,533
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                         1,193            2,018
       Deferred taxes                                           (3)             555
       Change in assets and liabilities, excluding
          those acquired:
         Trade receivables                                     (77)           1,007
         Inventories                                            36               31
         Work in progress in excess of progress billings      (478)            (222)
         Prepaid expenses and other current assets            (764)            (427)
         Other assets                                           53                8
         Accounts payable                                      (61)              (2)
         Accrued expenses and other liabilities             (3,515)             560
         Income taxes payable                                  693              395
         Progress billings in excess of work in
           progress, net                                       (63)             (29)
         Deferred revenue                                      116              616
         Other noncurrent liabilities                           --               25
                                                         ---------        ---------
           Net cash provided by (used in) operating
            activities                                      (1,721)           7,068
                                                         ---------        ---------
Cash flows from investing activities:

   Additions to property and equipment                        (630)          (1,566)
   Acquisitions, net of cash received                           --          (15,101)
   Capitalized software development costs                     (801)            (484)
                                                         ---------        ---------
           Net cash used in investing activities            (1,431)         (17,151)
                                                         ---------        ---------
Cash flows from financing activities:

   Issuance of common stock                                    509              735
   Repayments of capitalized lease obligations                  --              (39)
   Repayments of long term debt                                 --           (2,000)
   Dividends paid                                             (282)            (413)
                                                         ---------        ---------
           Net cash provided by (used in) financing
            activities                                         227           (1,717)
                                                         ---------        ---------
           Net decrease in cash and cash equivalents        (2,925)         (11,800)
Cash and cash equivalents at beginning of period             5,167           21,431
                                                         ---------        ---------
Cash and cash equivalents at end of period               $   2,242        $   9,631
                                                         =========        =========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2002 was obtained from our audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2002.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. All weighted average share amounts include the effect of all stock dividends and splits.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2001 and 2002 was $1.1 million and $2.5 million, respectively. The difference between comprehensive income and net income for the three months ended June 30, 2001 arose from unrealized holding gains/(losses) on our debt securities portfolio. The difference between comprehensive income and net income for the three months ended June 30, 2002 arose from an unrealized holding loss on our interest rate swap contract.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $58,000 and $637,000 for the three months ended June 30, 2001 and 2002, respectively. Cash paid for interest totaled $0 and $333,000 for the three months ended June 30, 2001 and 2002.

We declared a $0.03 per share cash dividend, totaling $417,000, on June 14, 2002. The dividend was payable July 19, 2002 to shareholders of record on June 21, 2002.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. We have adopted the provisions of SFAS No. 141 related to all three of our acquisitions during fiscal 2002, and have adopted SFAS No. 142 effective April 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in purchase business combinations will not be amortized, but instead tested for impairment on an annual basis. Because we did not have goodwill prior to the Ti3 acquisition, we believe the impact of implementing SFAS No. 142 will not be significant to the Company.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes goodwill and other intangible asset activity for the three months ended June 30, 2002 (dollars in thousands).

                                                                             OTHER INTANGIBLE ASSETS
                                                 ----------------------------------------------------------------------------------
                                                  CUSTOMER               CUSTOMER      NON-        GROSS       ACCUM         NET
                                      GOODWILL      BASE     SOFTWARE     RECORDS     COMPETE      TOTAL       AMORT        TOTAL
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
MARCH 31, 2002 ..................... $ 102,564   $  16,904   $     153   $   2,200   $      --   $  19,257   $     (83)   $  19,174
Adjust intangibles to final
  valuations .......................      (619)        679        (153)        (16)        109         619          --          619
Adjust acquired assets to
  final valuations .................       422          --          --          --          --          --          --           --
Transaction costs ..................       118          --          --          --          --          --          --           --
Ti3 acquisition additional
  consideration ....................     2,268          --          --          --          --          --          --           --
Amortization .......................        --          --          --          --          --          --        (320)        (320)
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
JUNE 30, 2002 ...................... $ 104,753   $  17,583   $      --   $   2,184   $     109   $  19,876   $    (403)   $  19,473
                                     =========   =========   =========   =========   =========   =========   =========    =========

Weighted average lives (in  years)                   14.92                   15.00        3.00       14.86
                                                 =========               =========   =========   =========

Amortization of other intangible assets was $320,000 for the three months ended June 2002, and is currently projected to be $1.3 million for the fiscal year ended March 31, 2003, $1.4 million for the fiscal year ended March 31, 2004 and $1.3 million for each of the fiscal years ended March 31, 2005 through 2007.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENT

On March 27, 2002, we entered into a $30 million variable rate term loan. This loan, which accrues interest based upon certain LIBOR indexes, will amortize over three years with a maturity of February 27, 2005. As a condition of our Term Loan Agreement, we were required to enter into a hedge contract for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our term loan. The notional amount of our interest rate swap contract steps down according the same schedule as our term loan, maintaining a 50% hedged position. All payment dates and maturity dates are the same as our term loan. This strategy effectively converts 50% of our term loan into a fixed rate instrument.

The interest rate swap and related gains and losses arising on the contract are accounted for as a cash flow hedge in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Specifically, changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed. The ineffective portion, if any, of these hedges is recognized in income currently.

As of June 30, 2002, the fair value of the interest rate swap in the amount of $80,000 is included in accrued expenses and other liabilities. Interest expense accrued on the swap contract was $3,000 for the first quarter of fiscal 2003.

We do not use financial instruments for trading or speculative purposes.

NOTE 7 - BUSINESS SEGMENTS

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. We have two reportable segments: Payroll-Based Services and Software and Unemployment Cost Management Services.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      PAYROLL-BASED SERVICES AND SOFTWARE: This segment includes the following:

            o The Work Number Services - The Work Number(R), W-2 eXpress(sm), ePayroll and FasTime(R);

            o     Human Resources and Benefits Application Services; and

            o     Customer Premises Systems and Related Maintenance and Support

      UNEMPLOYMENT COST MANAGEMENT SERVICES: This segment includes our UC eXpress(sm) services suite.

Interest income and expense and income taxes are not reported on an operating segment basis because they are not considered in the performance evaluation by our chief operating decision-maker, our chairman and CEO.

Summarized financial information concerning our reportable operating segments are shown in the following table for the periods indicated, in thousands:


                                         Payroll-Based    Unemployment
                                          Services and  Cost Management
                                            Software        Services      Total
                                            --------        --------      -----
THREE MONTHS ENDED JUNE 30, 2001
Revenues ..............................      $10,670      $     --      $ 10,670
Income from operations ................        1,776            --         1,776
Total assets ..........................       32,531            --        32,531

THREE MONTHS ENDED JUNE 30, 2002
Revenues ..............................      $11,421      $ 18,039      $ 29,460
Income from operations ................        1,807         2,642         4,449
Total assets ..........................       42,461       126,914       169,375

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We are a defendant from time to time in routine lawsuits incidental to our business. Except to the extent described below, based on information currently available, we believe that no current proceedings, individual or in the aggregate, will have a material adverse effect upon us.

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

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 20, 2002, the Company and the Individual Defendants filed a motion to dismiss the lawsuits, and the underwriter defendants filed a separate motion to dismiss. The plaintiffs filed their opposition to the motions to dismiss on June 19, 2002. The defendants' reply memoranda in support of the motions to dismiss were filed on July 9, 2002. The parties are awaiting the Court's ruling on the motion.

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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2002.

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

From the early 1980s until 1993 we offered our products and services exclusively through licensed software specifically developed for each customer and installed at the customer's site. We refer to this as our "customer premises systems" business. In 1993, we began to deliver benefits enrollment and other human resource services on an outsourced basis, allowing clients to utilize applications and services over public or private networks without incurring the capital expenditures and maintenance responsibilities of operating such a system in-house. We also host many of our clients' databases at our facilities. In 1995, we introduced The Work Number, our leading service for employment and income verification.

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

      THE WORK NUMBER SERVICES

Responding to inquiries to verify employment and income information, printing and distributing pay stubs and annual W-2 forms, and updating employee personnel records are burdensome and time-consuming tasks for employers and divert resources from managing their businesses. The Work Number employment and income verification service and other payroll application services supported by The Work Number's database of employee records are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate revenues from these services by charging clients a monthly fee which is based upon the number of employees, generally pursuant to multi-year contracts.

ePayroll. ePayroll is another outsourcing service that we offer to existing clients of The Work Number and other large employers. ePayroll is a suite of payroll self-services applications that enable employees, via the Internet or by telephone, to receive pay statement information, access current and historical payroll information and review and change direct deposit account information.

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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Following an employee separation, UC eXpress services respond to unemployment claims on behalf of our clients. This includes reviewing employment records to preserve the clients' rights as an employer. If an unemployment hearing is required, UC eXpress services include client conferences with UC eXpress hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, the UC eXpress field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

UC eXpress also offers comprehensive employer tax services that encompass five service areas:

      -     Unemployment tax services

      -     Employment tax research and recovery

      -     Unemployment tax planning

      -     Tax registrations

      -     Employment tax consulting (withholding and unemployment)

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

We charge clients fees on an annual contractual basis, generally billed monthly or quarterly, pursuant to multi-year contracts. Some contracts allow for additional charges if transaction activity exceeds a certain threshold. Some unemployment tax planning contracts call for contingent fees based upon actual tax savings realized.

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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We market eChoice to organizations employing at least 5,000 people. Through eChoice, employees can enroll in an employer's medical, dental and other health and welfare benefits programs and can make changes to their personal information and benefits elections, all by means of the Internet or telephone. eChoice enables employers to remove many of the time-consuming aspects of administering their benefits programs, while providing benefits managers with an automated means of monitoring the enrollment process and performing certain plan management functions. Additionally, eChoice allows employees to make enrollment decisions privately and assures that their elections will not be subject to human transcription error.

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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customization services are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of UC eXpress and maintenance fees.

INTANGIBLE ASSET VALUATIONS: In connection with the acquisitions of Ti3, Inc.; the unemployment cost management services business of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; and James E. Frick, Inc., d/b/a The Frick Company, TALX acquired certain identifiable intangible assets. These assets were recorded in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations". See "Recently Issued Accounting Pronouncements" for more information about SFAS No. 141.

Effective April 1, 2002, we have adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard will be recognized as a cumulative effect of a change in accounting principle. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in purchase business combinations will not be amortized, but instead tested for impairment on an annual basis.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended March 31, 2002 which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth, positive cash flows, anticipated improvements in gross margin and general and administrative expense as a percentage of revenues of the unemployment cost management business. All statements other than statements of historical facts included in the corporate report are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to,

      (1) our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities,

      (2) our ability to successfully integrate acquisitions, including, without limitation, managing contingent liabilities and retaining employer-customers,

      (3) our ability to increase the size and range of applications for The Work Number database and successfully market current and future human resources and benefits application services,

      (4) fluctuations in The Work Number revenue due to changes in the level of residential mortgage activity and interest rates,

      (5) changes in mortgage documentation requirements in the secondary market,

      (6)   our ability to maintain accurate and confidential data,

      (7) future challenges to applicability of the Fair Credit Reporting Act or any new privacy legislation or interpretation of existing laws,

      (8) risk of interruption of computer network and telephone operations, and

      (9)   risks surrounding class action litigation and SEC investigation.

See the Company's Annual Report on Form 10-K for the year ended March 31, 2002, for a complete description of risk factors. You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:

                                                             THREE MONTHS          PERCENTAGE CHANGE
                                                            ENDED JUNE 30,           THREE MONTHS
                                                       -----------------------       ENDED JUNE 30,
                                                         2001           2002        2002 OVER 2001
                                                       ---------     ---------     -----------------
                                                        (Dollars in thousands)
REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services ........................   $   6,072     $   7,804                  28.5%
   Unemployment cost management services ...........          --        18,039                     *
   Human resources and benefits application services       2,580         2,097                 (18.7)
   Customer premises systems .......................       1,030           587                 (43.0)
   Maintenance and support .........................         988           933                  (5.6)
                                                       ---------     ---------
     Total revenues ................................   $  10,670     $  29,460                 176.1
                                                       ---------     ---------
Gross margin:
   The Work Number services ........................   $   4,188     $   4,968                  18.6%
   Unemployment cost management services ...........          --         8,779                     *
   Human resources and benefits application services         727           489                 (32.7)
   Customer premises systems .......................         (63)          248                     *
   Maintenance and support .........................         677           737                   8.9
                                                       ---------     ---------
     Total gross margin ............................   $   5,529     $  15,221                 175.3
                                                       ---------     ---------

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services ...........................        69.0%         63.7%
Unemployment cost management services ..............          --          48.7
Human resources and benefits application services ..        28.2          23.3
Customer premises systems ..........................        (6.1)         42.2
Maintenance and support ............................        68.5          79.0

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services ........................        56.9%         26.5%                 28.5%
   Unemployment cost management services ...........          --          61.2                     *
   Human resources and benefits application services        24.2           7.1                 (18.7)
   Customer premises systems .......................         9.6           2.0                 (43.0)
   Maintenance and support .........................         9.3           3.2                  (5.6)
                                                       ---------     ---------
     Total revenues ................................       100.0         100.0                 176.1
Cost of revenues ...................................        48.2          48.3                 177.0
                                                       ---------     ---------
Gross margin .......................................        51.8          51.7                 175.3
                                                       ---------     ---------
Operating expenses:
   Selling and marketing ...........................        21.2          16.7                 117.6
   General and administrative ......................        14.0          19.9                 292.1
                                                       ---------     ---------
     Total operating expenses ......................        35.2          36.6                 187.0
                                                       ---------     ---------
Operating income ...................................        16.6          15.1                 150.5
Other income, net ..................................         1.2          (1.1)                    *
                                                       ---------     ---------
   Earnings before income tax ......................        17.8          14.0                 116.9
Income tax expense .................................         7.0           5.4                 111.3
                                                       ---------     ---------
Net earnings .......................................        10.8%          8.6%                120.5%
                                                       =========     =========

      *     - not meaningful.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues. Total revenues increased 176.1% to $29.5 million in the first quarter of fiscal 2003 from $10.7 million in the first quarter of fiscal 2002.

Revenues from The Work Number services increased 28.5% to $7.8 million in the first quarter of fiscal 2003 from $6.1 million in the first quarter of fiscal 2002, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers, the inclusion of revenues from our acquisition of Ti3 in the second quarter of fiscal 2002 and, to a lesser extent, an increase in pricing during the preceding year.

Revenues from unemployment cost management services for the first quarter of fiscal 2003 of $18.0 million represent revenues from The Frick Company and the unemployment cost management business of Gates, McDonald & Company, which we acquired on March 27, 2002. This represents an increase of approximately 1.7% on a pro-forma basis compared to the first quarter of fiscal 2002.

Revenues from human resources and benefits application services decreased 18.7% to $2.1 million in the first quarter of fiscal 2003 from $2.6 million in the first quarter of fiscal 2002, due to normal client attrition not being replaced by new sales, due to the poor economic conditions which began affecting our performance in the second quarter of fiscal 2002.

Revenues from customer premises systems decreased 43.0% to $587,000 in the first quarter of fiscal 2003 from $1.0 million in the first quarter of fiscal 2002. This decrease is due to a shift in our focus away from selling in-house systems to our human resources and benefits application services.

Revenues from maintenance and support related to the customer premises systems decreased 5.6% to $933,000 in the first quarter of fiscal 2003 from $988,000 in the first quarter of fiscal 2002, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services.

We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current quarter results as we have discontinued sales to new clients and continue to emphasize The Work Number services, unemployment cost management services and human resources and benefits application services.

Gross Margin. Gross margin increased 175.3% to $15.2 million in the first quarter of fiscal 2003 from $5.5 million in the first quarter of fiscal 2002. As a percentage of total revenues, gross margin decreased slightly to 51.7% in the first quarter of fiscal 2003 from 51.8% in the first quarter of fiscal 2002.

The Work Number services gross margin increased 18.6% to $5.0 million, or 63.7% of corresponding revenue, in the first quarter of fiscal 2003 from $4.2 million, or 69.0% of corresponding revenue in the first quarter of fiscal 2002. The increase in gross margin was due primarily to revenue increases. The gross margin percentage decreased slightly due to the addition of Ti3, which has a lower gross margin than our traditional The Work Number services. Also, costs related to personnel and infrastructure increased slightly to accommodate possible future electronic payroll services clients.

Unemployment cost management services gross margin was $8.8 million, or 48.7% of corresponding revenue in the first quarter of fiscal 2003. We believe that this gross margin percentage is consistent with the comparable year-ago period for these businesses on a stand-alone basis. We expect to realize improvements in the gross margin percentage throughout the fiscal year as we continue to consolidate the cost structure of the acquired businesses.

Human resources and benefits application services gross margin decreased 32.7% to $489,000, or 23.3% of corresponding revenue, in the first quarter of fiscal 2003 from $727,000, or 28.2% of corresponding revenue in the first quarter of fiscal 2002. This decrease in gross margin and gross margin percentage is principally due to a higher level

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of fixed personnel costs in place for additional revenue growth that did not occur because of the poor economic conditions which began in the second quarter of fiscal 2002.

Customer premises systems gross margin increased to $248,000, or 42.2% of corresponding revenue, in the first quarter of fiscal 2003 from ($63,000), or (6.1)% of corresponding revenue in the first quarter of fiscal 2002. The increase in gross margin and gross margin percentage is due to the elimination of certain fixed costs, principally amortization of capitalized software, that remained during the first quarter of fiscal 2002 as we were shifting our business focus to The Work Number services and human resources and benefits application services. During fiscal 2003, we were able to size this infrastructure to a more appropriate level.

Maintenance and support gross margin increased 8.9% to $737,000, or 79.0% of corresponding revenue, in the first quarter of fiscal 2003, from $677,000, or 68.5% of corresponding revenue, in the first quarter of fiscal 2002. The increase in gross margin and gross margin percentage is due to a lower level of third-party hardware support costs and improved leveraging of personnel costs, offset by lower revenues caused by a shrinking client base.

Selling and Marketing Expenses. Selling and marketing expenses increased 117.6% to $4.9 million in the first quarter of fiscal 2003 from $2.3 million in the first quarter of fiscal 2002. Of this increase, $2.7 million is due to the addition of our newly acquired unemployment cost management services businesses. After excluding the results of this addition, our selling and marketing expenses related to our traditional businesses were consistent with the year-ago period. As a percentage of revenues, such expenses decreased to 16.7% in the first quarter of fiscal 2003 from 21.2% in the first quarter of fiscal 2002. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 292.1% to $5.9 million in the first quarter of fiscal 2003 from $1.5 million in the first quarter of fiscal 2002. Of this increase, $3.7 million is due to the addition of Ti3 and our newly acquired unemployment cost management services businesses. After excluding the results of these additions, our general and administrative expenses related to our traditional businesses increased approximately $700,000, due to the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses increased to 19.9% in the first quarter of fiscal 2003 from 14.0% in the first quarter of fiscal 2002. This increase is due primarily to the newly acquired unemployment cost management services businesses historically having higher general and administrative expenses as a percentage of revenue compared to our traditional businesses. We expect to see this percentage improve throughout the fiscal year as we continue to consolidate the cost structure of the acquired businesses. Additionally, the increase in general and administrative expenses in our traditional businesses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

Other Income, Net. Other income decreased to $331,000 of net other expense in the first quarter of fiscal 2003 from $123,000 of net other income in the first quarter of fiscal 2002, due to a shift from a net investing position to a net borrowing position. This is due to the financing related to our acquisitions of the unemployment cost management services businesses.

Income Tax Expense. Our effective income tax rate was 38.5% in the first quarter of fiscal 2003 and 39.5% in the first quarter of fiscal 2002. The decrease is due to a lower effective state income tax rate. As we continue to move our business to an application services model, we are reducing the amount of taxes paid on hardware and software sales in states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operations, except as described below.

On August 8, 2001 we completed a secondary stock offering of 2,950,000 shares of our common stock, including 200,000 shares of a selling shareholder, resulting in gross proceeds to the Company of $83.1 million. Additionally, we

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

incurred $644,000 of costs related to the transaction which were offset against the proceeds. The share amounts discussed above do not include the effect of the 10% stock dividend declared on September 6, 2001.

Our working capital was $5.9 million at March 31, 2002 and $4.7 million at June 30, 2002. Total working capital decreased during the three months ended June 30, 2002 due principally to payments made related to our March 27, 2002 acquisitions.

Our accounts receivable decreased from $12.5 million at March 31, 2002 to $11.5 million at June 30, 2002, due primarily to improved collections of accounts receivable within our unemployment cost management services segment.

Our capital expenditures, principally computer equipment, were $1.6 million during the three months ended June 30, 2002. At June 30, 2002, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next two fiscal years, as we integrate the operations of our acquisitions.

In November 2000, our board of directors authorized us to repurchase up to 400,000 shares of our stock in the open market, or through privately negotiated transactions over the following two-year period. In November 2001, this plan was extended to November 2004, and the number of shares was increased to one million. No shares were repurchased during the three months ended June 30, 2002. Cumulative shares repurchased amount to 297,500. Share amounts are reported on a pre-dividend basis. Except for the 56 shares remaining in the treasury at June 30, 2002, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

During the quarter ended June 30, 2002, we continued our quarterly dividend program, declaring a $0.03 dividend on our common stock.

We believe that our working capital, together with our anticipated cash flows from operations should be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

In connection with the acquisitions of the unemployment cost management business of Gates, McDonald & Company and The Frick Company, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow. The Revolving Credit Facility also matures on February 27, 2005.

The Term Loan and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans will bear interest at the applicable eurodollar rate plus 2.25% and base rate loans will bear interest at the applicable base rate. After that, the applicable margin for eurodollar rate loans will vary from 2.00% to 2.25%, and the applicable margin for base rate loans will remain at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA. We may make prepayments under the Term Loan during the first twelve months after the closing date without penalty, except that we will be obligated to pay a $600,000 prepayment premium under certain limited circumstances. In addition, if William W. Canfield ceases serving as our chief executive officer during the first 24 months after closing, and we do not retain a substitute satisfactory to the Lenders within 120 days, then we are required to repay all outstanding loans, including both the Term Loan and Revolving Credit Facility.

The Loan Agreement is secured by guarantees and stock pledges of our subsidiaries and security interests in substantially all of our, and our subsidiaries, assets.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the unemployment cost management business of Gates, McDonald & Company and The Frick Company. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, its ratio of total indebtedness to EBITDA and its ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens.

As a condition of our Term Loan Agreement, we were required to enter into a hedge contract for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our term loan. The notional amount of our interest rate swap contract steps down according the same schedule as our term loan, maintaining a 50% hedged position. All payment dates and maturity dates are the same as our term loan. This strategy effectively converts 50% of our term loan into a fixed rate instrument.

The interest rate swap and related gains and losses arising on the contract are accounted for as a cash flow hedge in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Specifically, changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed. The ineffective portion, if any, of these hedges is recognized in income currently.

As of June 30, 2002, the fair value of the interest rate swap in the amount of $80,000 is included in accrued expenses and other liabilities. Interest expense accrued on the swap contract was $3,000 for the first quarter of fiscal 2003.

We do not use financial instruments for trading or speculative purposes.

The Company is a defendant in pending lawsuits which are described in note 8 of our Notes to Unaudited Consolidated Financial Statements, which is incorporated by reference herein.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, our Term Loan and advances under our Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans will bear interest at the applicable eurodollar rate plus 2.25% and base rate loans will bear interest at the applicable base rate. After that, the applicable margin for eurodollar rate loans will vary from 2.00% to 2.25%, and the applicable margin for base rate loans will remain at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA.

As of June 30, 2002, we had $28 million principal outstanding on our term loan, of which $14 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $140,000 change to our annual interest expense, based on net variable borrowings of $14 million.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8 of our Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   See Exhibit Index.

      (b)   Reports on Form 8-K

            (i) Current Report on Form 8-K dated March 27, 2002 and filed April 2, 2002 to report under Item 2 the acquisitions of the unemployment cost management business of Gates, McDonald & Company and James E. Frick, Inc. and the related financing thereof.

            (ii) Current Report on Form 8-K/A dated March 27, 2002 and filed June 25, 2002 under Item 7 to file the historical financial statements of the unemployment cost management business of Gates, McDonald & Company and James E. Frick, Inc. and related pro-forma financial statements of the Company.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TALX CORPORATION

Date:   August 14, 2002        By:   /s/          WILLIAM W. CANFIELD
                                  ----------------------------------------------
                                                  William W. Canfield
                                                Chairman, President and
                                                Chief Executive Officer

Date:   August 14, 2002        By:   /s/            CRAIG N. COHEN
                                  ----------------------------------------------
                                                    Craig N. Cohen
                                      Vice President and Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

                        TALX CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER      DESCRIPTION
        ------      -----------

          3.1 Restated Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to our Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-21465)

          3.2 Bylaws, as amended and restated, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2001 (File No. 000-21465)

          11        Computation of Earnings Per Share



         99.1       Chief Executive Officer Certification pursuant to 18 U.S.C
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         99.2       Chief Financial Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.