Form 10-Q
period 2002-09-30
TALX CORP
filed 2002-12-17
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[x] Yes [ ] No

As of December 16, 2002 there were 13,669,254 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Company.

Exhibit Index is on page 40.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2002 and September 30, 2002......................   3

             Consolidated Statements of Operations for the Three Months and Six Months Ended
             September 30, 2001 and 2002..................................................................   4

             Consolidated Statements of Cash Flows for the Six Months Ended
             September 30, 2001 and 2002..................................................................   5

             Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................  35

Item 4.   Controls and Procedures.........................................................................  35


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings...............................................................................  36

Item 2.   Changes in Securities and Use of Proceeds.......................................................  36

Item 3.   Defaults Upon Senior Securities.................................................................  36

Item 4.   Submission of Matters to a Vote of Securities Holders...........................................  36

Item 5.   Other Information...............................................................................  36

Item 6.   Exhibits and Reports on Form 8-K................................................................  36

Signatures................................................................................................  37

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                                                     MARCH 31,        SEPTEMBER 30,
                                                                                        2002              2002
                                                                                   ---------------  -----------------
                                                                                     (RESTATED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                            $ 21,431          $   4,041
    Accounts receivables, net                                                              12,469             11,940
    Inventories                                                                               104                 69
    Work in progress, less progress billings                                                1,377              1,216
    Prepaid expenses and other current assets                                               3,340              4,015
    Deferred tax assets, net                                                                2,948              3,332
                                                                                   ---------------  -----------------
       Total current assets                                                                41,669             24,613
Property and equipment, net                                                                11,357             11,123
Capitalized software development costs, net                                                 3,262              3,490
Goodwill                                                                                  102,564            105,354
Other intangibles, net                                                                     19,175             19,132
Other assets                                                                                1,711              1,578
                                                                                   ---------------  -----------------
                                                                                        $ 179,738          $ 165,290
                                                                                   ===============  =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of capitalized lease obligations                                    $     156          $     161
    Current portion of long term debt                                                       8,000              9,000
    Accounts payable                                                                        1,200              1,350
    Accrued expenses and other liabilities                                                 20,455              6,710
    Dividends payable                                                                         413                409
    Income taxes payable                                                                      814                  -
    Deferred revenue                                                                        7,632              8,925
                                                                                   ---------------  -----------------
       Total current liabilities                                                           38,670             26,555
Deferred tax liabilities, net                                                                 371              1,650
Capitalized lease obligations                                                                 152                 70
Long term debt                                                                             22,000             17,000
Other long term liabilities                                                                 2,417              2,466
                                                                                   ---------------  -----------------
       Total liabilities                                                                   63,610             47,741
                                                                                   ---------------  -----------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at March 31, and September 30, 2002                      -                  -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,909,714 shares at March 31, 2002
       and 13,948,542 shares at September 30, 2002                                            139                139
    Additional paid-in capital                                                            162,058            162,643
    Accumulated deficit                                                                   (44,007)           (41,915)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of tax of $129                       -               (206)
    Treasury stock, at cost, 120,951 shares at March 31, 2002 and
       279,651 shares at September 30,2002                                                 (2,062)            (3,112)
                                                                                   ---------------  -----------------
          Total shareholders' equity                                                      116,128            117,549
                                                                                   ---------------  -----------------
                                                                                        $ 179,738          $ 165,290
                                                                                   ===============  =================

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                                THREE MONTHS ENDED SEPT. 30,          SIX MONTHS ENDED SEPT. 30,
                                                             -----------------------------------    --------------------------------
                                                                   2001              2002               2001               2002
                                                             -----------------  ----------------    --------------  ----------------
                                                                (RESTATED)                            (RESTATED)
Revenues:
    The Work Number services                                    $      6,659     $      8,573        $     12,762     $     16,189
    Unemployment cost management services                                  -           17,939                   -           35,978
    Human resources and benefits application services                  1,281            1,906               2,661            3,353
    Customer premises systems                                            978              313               2,009              900
    Maintenance and support                                              978              916               1,966            1,849
                                                                ------------     ------------        ------------     ------------
       Total revenues                                                  9,896           29,647              19,398           58,269
                                                                ------------     ------------        ------------     ------------
Cost of revenues:
    The Work Number services                                           2,447            3,018               4,311            5,833
    Unemployment cost management services                                  -            9,511                   -           18,771
    Human resources and benefits application services                  1,968            1,740               3,800            3,327
    Customer premises systems                                            563              237               1,656              576
    Maintenance and support                                              273              179                 584              376
    Inventory write-down                                                 307                -                 307                -
                                                                ------------     ------------        ------------     ------------
       Total cost of revenues                                          5,558           14,685              10,658           28,883
                                                                ------------     ------------        ------------     ------------
       Gross margin                                                    4,338           14,962               8,740           29,386
                                                                ------------     ------------        ------------     ------------
Operating expenses:
    Selling and marketing                                              2,347            4,324               4,537            9,187
    General and administrative                                         2,029            6,247               3,364           12,102
    Restructuring charge                                               2,627                -               2,627                -
                                                                ------------     ------------        ------------     ------------
       Total operating expenses                                        7,003           10,571              10,528           21,289
                                                                ------------     ------------        ------------     ------------
       Operating income (loss)                                        (2,665)           4,391              (1,788)           8,097
                                                                ------------     ------------        ------------     ------------
Other income (expense), net:
    Interest income                                                      458               31                 570               55
    Interest expense                                                       -             (409)                  -             (765)
    Other, net                                                            18                -                  29                -
                                                                ------------     ------------        ------------     ------------
       Total other income (expense), net                                 476             (378)                599             (710)
                                                                ------------     ------------        ------------     ------------
       Earnings (loss) before income tax expense                      (2,189)           4,013              (1,189)           7,387
Income tax expense (benefit)                                            (813)           1,535                (388)           2,834
                                                                ------------     ------------        ------------     ------------
Net earnings (loss)                                             $     (1,376)    $      2,478        $       (801)    $      4,553
                                                                ============     ============        ============     ============


Basic earnings (loss) per share                                 $      (0.11)    $       0.18        $      (0.07)    $       0.33
                                                                ============     ============        ============     ============
Diluted earnings (loss) per share                               $      (0.11)    $       0.17        $      (0.07)    $       0.32
                                                                ============     ============        ============     ============

Weighted average number of shares outstanding - basic             12,592,057       13,787,004          11,483,106       13,824,861
                                                                ============     ============        ============     ============
Weighted average number of shares outstanding - diluted           12,592,057       14,237,195          11,483,106       14,318,587
                                                                ============     ============        ============     ============


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                    SIX MONTHS ENDED SEPT. 30,
                                                                                  --------------------------------
                                                                                       2001             2002
                                                                                  ---------------  ---------------
                                                                                    (RESTATED)
Cash flows from operating activities:
    Net earnings (loss)                                                             $    (801)        $   4,553
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                                 2,477             3,951
          Inventory write-down                                                            307                 -
          Capitalized software write-down                                               1,941                 -
          Non-cash restructuring charges                                                  565                 -
          Deferred taxes                                                                 (706)              895
          Change in assets and liabilities, excluding those acquired:
             Trade receivables                                                            718               529
             Inventories                                                                  195                35
             Work in progress, less progress billings                                    (256)              161
             Prepaid expenses and other current assets                                 (2,154)             (675)
             Other assets                                                                  18                11
             Accounts payable                                                             320               268
             Accrued expenses and other liabilities                                    (3,042)            2,751
             Income taxes payable                                                         328              (435)
             Deferred revenue                                                           2,736             1,293
             Other noncurrent liabilities                                                   -                49
                                                                                    ---------         ---------
                Net cash provided by operating activities                               2,646            13,386
                                                                                    ---------         ---------
Cash flows from investing activities:
    Additions to property and equipment                                                (1,489)           (2,634)
    Acquisitions, net of cash received                                                   (110)          (19,937)
    Purchases of short-term investments                                              (168,502)           (4,000)
    Maturities of short-term investments                                                1,500                 -
    Sales of short-term investments                                                    83,655             4,000
    Capitalized software development costs                                             (1,435)             (948)
                                                                                    ---------         ---------
                Net cash used in investing activities                                 (86,381)          (23,519)
                                                                                    ---------         ---------
Cash flows from financing activities:
    Issuance of common stock                                                           83,133             1,099
    Purchases of treasury stock                                                        (1,162)           (3,449)
    Repayments of capitalized lease obligations                                             -               (77)
    Repayments of long term debt                                                            -            (4,000)
    Dividends paid                                                                       (566)             (830)
                                                                                    ---------         ---------
                Net cash provided by (used in) financing activities                    81,405            (7,257)
                                                                                    ---------         ---------
                Net decrease in cash and cash equivalents                              (2,330)          (17,390)
Cash and cash equivalents at beginning of period                                        5,167            21,431
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $   2,837         $   4,041
                                                                                    =========         =========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

Our consolidated balance sheet at March 31, 2002 was obtained from our balance sheet, as restated, as of that date. All financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and six months ended September 30, 2002 are not indicative of the results that may be expected for the year ending March 31, 2003. Our accounting policies and certain other disclosures are set forth in the notes to our consolidated financial statements as of and for the year ended March 31, 2002, or in the case of restated amounts, as indicated within this Form 10-Q.

In response to inquiries made by the Securities and Exchange Commission during the course of its recent investigation, we commenced a review of the accounting treatment for two items in the year ended March 31, 2001. We have restated certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes as of and for the periods ended September 30, 2001 and March 31, 2002 has been restated from its original presentation in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The two items reviewed were the accounting for a patent technology license agreement and the award of certain bonus payments to the executive officers. The $1.6 million paid in connection with the patent technology license entered into with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. in March 2001 had been recorded as an intangible asset and was being amortized over a 10-year period. We have decided to expense the entire amount in the March 2001 quarter. Certain bonus payments to the executive officers, recommended by the compensation committee and approved by the board of directors on May 15, 2001, totaling approximately $158,000, had been reflected as an expense related to the quarter ended June 30, 2001. We have decided to record the entire expense in the quarter ended March 31, 2001.

The effect of these restatements, after income-tax effect, was to reduce shareholders' equity by approximately $800,000 (less than 1 percent of shareholders' equity) at September 30, 2002. The statement of operations effect is to reduce earnings for the year ended March 31, 2001 by $1.1 million, after income tax, and to increase earnings over the following 10-year period by the same dollar amount in the aggregate.

Independent of the SEC investigation, we have also considered recent guidance from the SEC staff concerning the accounting for service transactions across many industries, and have restated certain revenues, as well as attendant costs, in the Human Resources and Benefits Application Services and The Work Number Services revenue lines. This guidance requires, for certain of our contracts, revenues to be recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Previously, we had consistently recorded revenues as services were provided. The impact of this restatement was to reduce earnings for the years ended March 31, 2001 and 2002 and the six months ended September 30, 2002 by $1.1 million, $750,000, and $750,000, respectively.

Additionally, during the course of the review into these matters, we identified an inaccuracy in the method of computing the weighted average shares outstanding used for the computation of diluted earnings (loss) per share.

The following tables indicate the impact of all restatements to our statements of operations and balance sheets. The restatements had no impact on our cash flows from operations, investing activities, or financial activities.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                                                                      FISCAL 2001
                                                        ------------------------------------------------------------------------
                                                           June 30,      Sept. 30,      Dec. 31,       March 31,
                                                            2000           2000           2000           2001           Total
                                                        ------------   ------------   ------------   ------------   ------------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS RESTATED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                  4,145          4,568          4,580          5,856         19,149
     Human resources and benefits application services           856          1,031          5,158          1,520          8,565
   Cost of revenues:                                                                                                          --
     The Work Number services                                  1,291          1,540          1,452          1,896          6,179
     Human resources and benefits application services         1,305          1,921          2,010          1,720          6,956
   Gross margin                                                3,385          3,822          7,516          4,088         18,812
   Operating expenses:                                                                                                        --
     Selling and marketing                                     1,959          2,003          2,381          2,031          8,374
     General and administrative                                1,368          1,500          1,566          1,333          5,767
     Intellectual property settlement                             --             --             --          1,612          1,612
   Operating income (loss)                                        57            319          3,569           (888)         3,060
   Total other income (expense), net                             121            129            134            180            562
   Earnings (loss) before income tax
     expense and cumulative effect of change
     in accounting principle                                     178            448          3,703           (708)         3,622
   Income tax expense (benefit)                                   83            178          1,508           (289)         1,481
   Net earnings (loss) before
     cumulative effect of change
     in accounting principle                                      95            306          2,195           (419)         2,177
   Cumulative effect of change in accounting principle        (1,655)            --             --             --         (1,655)
   Net earnings (loss)                                        (1,560)           306          2,195           (419)           522
                                                        ============   ============   ============   ============   ============

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                           0.01           0.03           0.20          (0.04)          0.20
     Cumulative effect of change
       in accounting principle                                 (0.16)            --             --             --          (0.15)
                                                        ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                                       (0.15)          0.03           0.20          (0.04)          0.05
                                                        ============   ============   ============   ============   ============

   Diluted Shares                                         10,189,484     10,930,813     11,175,945     10,336,701     11,068,583
                                                        ============   ============   ============   ============   ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                  2,122          1,880          1,979          1,043
     Prepaid expenses and other current assets                 1,475          1,720          1,550          2,658
     Deferred tax assets, net                                  1,986          2,502          1,874          2,727
     Total current assets                                     20,572         20,956         22,576         24,187
     Other assets                                                128            125            112             80
     Total assets                                             29,888         30,674         32,240         33,434
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                      929          1,457          1,673          4,829
     Deferred revenue                                          5,172          5,906          4,353          4,381
     Total current liabilities                                 7,222          8,442          8,062         10,011
     Total liabilities                                         8,459          9,602          9,235         11,112
     Accumulated deficit                                      (2,648)       (12,906)       (11,192)       (12,028)
     Total shareholders' equity                               21,429         21,072         23,005         22,322

                                                                                      FISCAL 2001
                                                        ------------------------------------------------------------------------
                                                           June 30,      Sept. 30,      Dec. 31,       March 31,
                                                            2000           2000           2000           2001           Total
                                                        ------------   ------------   ------------   ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

AS ORIGINALLY RECORDED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                  4,132          4,531          4,635          5,796         19,094
     Human resources and benefits application services         2,061          2,806          3,490          2,338         10,694
   Cost of revenues:                                                                                                          --
     The Work Number services                                  1,291          1,540          1,452          1,896          6,179
     Human resources and benefits application services         1,305          1,921          2,009          1,720          6,956
   Gross margin                                                4,576          5,560          5,904          4,846         20,887
   Operating expenses:                                                                                                        --
     Selling and marketing                                     2,055          2,144          2,249          2,094          8,542
     General and administrative                                1,368          1,500          1,566          1,175          5,609
     Intellectual property settlement                             --             --             --             --             --
   Operating income (loss)                                     1,153          1,916          2,089          1,577          6,736
   Total other income (expense), net                             121            129            134            180            562
   Earnings (loss) before income tax
     expense and cumulative effect of change
     in accounting principle                                   1,274          2,045          2,223          1,757          7,298
   Income tax expense (benefit)                                  533            833            902            722          2,990
   Net earnings (loss) before
     cumulative effect of change
     in accounting principle                                     741          1,248          1,321          1,035          4,345
   Cumulative effect of change in accounting principle            --             --             --             --             --
   Net earnings (loss)                                           741          1,248          1,321          1,035          4,345
                                                        ============   ============   ============   ============   ============

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                           0.07           0.12           0.13           0.10           0.41
     Cumulative effect of change
       in accounting principle                                    --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                                        0.07           0.12           0.13           0.10           0.41
                                                        ============   ============   ============   ============   ============

   Diluted Shares                                         10,446,309     10,448,098     10,555,882     10,658,398     10,527,172
                                                        ============   ============   ============   ============   ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                  3,074          3,309          3,197          2,905
     Prepaid expenses and other current assets                 1,205          1,309          1,270          2,313
     Deferred tax assets, net                                    476            338            317            159
     Total current assets                                     19,744         19,810         21,957         23,136
     Other assets                                                128            125            112          1,692
     Total assets                                             29,060         29,528         31,621         33,995
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                      929          1,457          1,673          4,670
     Deferred revenue                                          2,042          1,516          1,365          1,278
     Total current liabilities                                 4,092          4,052          5,074          6,749
     Total liabilities                                         5,330          5,212          6,247          7,850
     Accumulated deficit                                        (347)        (9,662)        (8,822)        (8,205)
     Total shareholders' equity                               23,730         24,316         25,375         26,145

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                      FISCAL 2002
                                                        ------------------------------------------------------------------------
                                                          June 30,      Sept. 30,       Dec. 31,      March 31,
                                                            2001           2001           2001           2002          Total
                                                        ------------   ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS RESTATED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                  6,103          6,659          6,856          7,566         27,184
     Human resources and benefits application services         1,380          1,281          5,543          1,553          9,757
   Cost of revenues:                                                                                                         --
     The Work Number services                                  1,864          2,447          2,335          2,674          9,320
     Human resources and benefits application services         1,832          1,968          2,265          1,464          7,528
   Gross margin                                                4,401          4,338          8,729          5,797         23,266
   Operating expenses:                                                                                                       --
     Selling and marketing                                     2,190          2,347          2,113          1,866          8,516
     General and administrative                                1,335          2,029          1,992          2,098          7,455
     Intellectual property settlement                             --             --             --             --             --
   Operating income (loss)                                       876         (2,665)         4,624          1,833          4,668
   Total other income (expense), net                             123            476            564            404          1,567
   Earnings (loss) before income tax
     expense and cumulative effect of change
     in accounting principle                                     999         (2,189)         5,188          2,237          6,235
   Income tax expense (benefit)                                  424           (813)         1,885            806          2,304
   Net earnings (loss) before
     cumulative effect of change
     in accounting principle                                     575         (1,376)         3,303          1,431          3,931
   Cumulative effect of change in accounting principle            --             --             --             --             --
   Net earnings (loss)                                           575         (1,376)         3,303          1,431          3,931
                                                        ============   ============   ============   ============   ============

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                           0.05          (0.11)          0.23           0.10           0.29
     Cumulative effect of change
       in accounting principle                                    --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                                        0.05          (0.11)          0.23           0.10           0.29
                                                        ============   ============   ============   ============   ============

   Diluted Shares                                         11,409,587     12,592,057     14,468,025     14,499,913     13,481,683
                                                        ============   ============   ============   ============   ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                  1,227          1,299            849          1,377
     Prepaid expenses and other current assets                 3,489          4,833          3,035          3,340
     Deferred tax assets, net                                  3,072          3,589          2,904          2,948
     Total current assets                                     22,635        107,669        105,568         41,669
     Other assets                                                 70             62             57          1,711
     Total assets                                             32,111        126,965        124,807        179,738
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                    1,156          2,457          2,100         20,455
     Deferred revenue                                          5,308          7,232          6,324          7,632
     Total current liabilities                                 7,518         11,156          9,564         38,670
     Total liabilities                                         8,636         12,025          9,880         63,610
     Accumulated deficit                                     (11,793)       (45,456)       (44,814)       (44,007)
     Total shareholders' equity                               23,475        114,940        114,927        116,128

                                                                                      FISCAL 2002
                                                        ------------------------------------------------------------------------
                                                          June 30,      Sept. 30,       Dec. 31,      March 31,
                                                            2001           2001           2001           2002          Total
                                                        ------------   ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS ORIGINALLY RECORDED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                  6,072          6,666          7,186          7,488         27,412
     Human resources and benefits application services         2,580          2,924          3,416          1,878         10,797
   Cost of revenues:                                                                                                         --
     The Work Number services                                  1,884          2,468          2,356          2,695          9,403
     Human resources and benefits application services         1,853          1,988          2,286          1,484          7,610
   Gross margin                                                5,529          5,947          6,890          6,004         24,370
   Operating expenses:                                                                                                       --
     Selling and marketing                                     2,260          2,447          2,007          1,882          8,596
     General and administrative                                1,493          2,029          1,992          2,099          7,612
     Intellectual property settlement                             --             --             --             --             --
   Operating income (loss)                                     1,776         (1,156)         2,891          2,023          5,535
   Total other income (expense), net                             123            476            564            404          1,567
   Earnings (loss) before income tax
     expense and cumulative effect of change
     in accounting principle                                   1,899           (680)         3,455          2,427          7,102
   Income tax expense (benefit)                                  750           (258)         1,245            875          2,612
   Net earnings (loss) before
     cumulative effect of change
     in accounting principle                                   1,149           (422)         2,210          1,552          4,490
   Cumulative effect of change in accounting principle            --             --             --             --             --
   Net earnings (loss)                                         1,149           (422)         2,210          1,552          4,490
                                                        ============   ============   ============   ============   ============

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                           0.11          (0.03)          0.16           0.11           0.34
     Cumulative effect of change
       in accounting principle                                    --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                                        0.11          (0.03)          0.16           0.11           0.34
                                                        ============   ============   ============   ============   ============

   Diluted Shares                                         10,918,572     12,592,057     14,049,056     14,097,402     13,021,313
                                                        ============   ============   ============   ============   ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                  3,383          3,307          1,964          2,595
     Prepaid expenses and other current assets                 3,077          4,321          2,629          2,917
     Deferred tax assets, net                                    179            140             94             70
     Total current assets                                     21,486        105,716        103,467         39,586
     Other assets                                              1,640          1,591          1,545          3,158
     Total assets                                             32,531        126,541        124,193        179,101
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                    1,155          2,457          2,100         20,455
     Deferred revenue                                          1,331          1,455          1,452          2,616
     Total current liabilities                                 3,540          5,380          4,692         33,654
     Total liabilities                                         4,658          6,249          5,008         58,594
     Accumulated deficit                                      (7,396)       (40,104)       (40,556)       (39,628)
     Total shareholders' equity                               27,873        120,292        119,185        120,507

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





                                                         FISCAL 2003
                                                         ------------
                                                           June 30,
                                                             2002
                                                         ------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS RESTATED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                   7,617
     Human resources and benefits application services          1,445
   Cost of revenues:
     The Work Number services                                   2,815
     Human resources and benefits application services          1,587
   Gross margin                                                14,423
   Operating expenses:
     Selling and marketing                                      4,863
     General and administrative                                 5,855
     Intellectual property settlement                              --
   Operating income (loss)                                      3,705
   Total other income (expense), net                             (331)
   Earnings (loss) before income tax expense and
     cumulative effect of change in accounting
     principle                                                  3,374
   Income tax expense (benefit)                                 1,299
   Net earnings (loss) before cumulative effect of
     change in accounting principle                             2,075
   Cumulative effect of change in accounting principle             --
   Net earnings (loss)                                          2,075
                                                         ============

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                            0.14
     Cumulative effect of change in accounting
       principle                                                   --
                                                         ------------
     Net earnings (loss)                                         0.14
                                                         ============

   Diluted Shares                                          14,399,979
                                                         ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                   1,284
     Prepaid expenses and other current assets                  3,822
     Deferred tax assets, net                                   3,287
     Total current assets                                      29,559
     Other assets                                               1,642
     Total assets                                             170,080
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                     8,498
     Deferred revenue                                           8,744
     Total current liabilities                                 28,324
     Total liabilities                                         51,355
     Accumulated deficit                                      (43,954)
     Total shareholders' equity                               118,725

                                                         FISCAL 2003
                                                         ------------
                                                           June 30,
                                                             2002
                                                         ------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

AS ORIGINALLY RECORDED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                   7,804
     Human resources and benefits application services          2,097
   Cost of revenues:
     The Work Number services                                   2,836
     Human resources and benefits application services          1,608
   Gross margin                                                15,221
   Operating expenses:
     Selling and marketing                                      4,918
     General and administrative                                 5,854
     Intellectual property settlement                              --
   Operating income (loss)                                      4,449
   Total other income (expense), net                             (331)
   Earnings (loss) before income tax
     expense and cumulative effect of change in
      accounting principle                                      4,118
   Income tax expense (benefit)                                 1,585
   Net earnings (loss) before cumulative effect of
      change in accounting principle                            2,533
   Cumulative effect of change in accounting principle             --
   Net earnings (loss)                                          2,533
                                                         ============

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                            0.18
     Cumulative effect of change in accounting
       principle                                                   --
                                                         ------------
     Net earnings (loss)                                         0.18
                                                         ============

   Diluted Shares                                          14,166,757
                                                         ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                   2,817
     Prepaid expenses and other current assets                  3,344
     Deferred tax assets, net                                     122
     Total current assets                                      27,449
     Other assets                                               3,047
     Total assets                                             169,375
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                     8,498
     Deferred revenue                                           3,203
     Total current liabilities                                 22,783
     Total liabilities                                         45,814
     Accumulated deficit                                      (39,118)
     Total shareholders' equity                               123,561

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


We will also restate the financial statements contained in its previously filed June 30, 2002 Form 10-Q and its March 31, 2002 Form 10-K to reflect the effects of the adjustments discussed above.

Throughout the financial statements and notes, all amounts presented as of March 31, 2002 for the three and six months ended September 30, 2002 have been adjusted to reflect the aforementioned adjustments.

As a result of the recent SEC guidance, as discussed above, concerning the accounting for service transactions, we have updated our revenue recognition policy. The updated policy is described in the following paragraph.

Revenues from The Work Number are recognized in the period that they are earned, from transaction fees charged to users for verifications of employment history and income. Additionally, revenue for set up fees, monthly maintenance and employer conversion fees are recognized on a straight-line basis from the time the service in available to be used by our clients through the end of the service period. Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met. Human resources and benefits application services revenue is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for customization services of customer premises systems are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of The Work Number setup fees, as well as, Human Resources and Benefits Application Services, UC eXpress and maintenance fees.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings (loss) per share. The weighted average number of shares is based on common stock outstanding for basic earnings (loss) per share and common stock outstanding and common stock options and warrants for diluted earnings (loss) per share in periods when such common stock options and warrants are not antidilutive. All weighted average share amounts include the effect of all stock dividends and splits.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended September 30, 2001 and 2002 was ($1.3) million and $2.3 million, respectively, and for the six months ended September 30, 2001 and 2002 was ($771,000) and $4.3 million, respectively. The difference between comprehensive income (loss) and net income (loss) for the three and six months ended September 30, 2001 arose from unrealized holding gains on our debt securities portfolio. The difference between comprehensive income and net income for the three and six months ended September 30, 2002 arose from unrealized holding losses on our interest rate swap contract.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $918,000 and $2.5 million for the six months ended September 30, 2001 and 2002, respectively. Cash paid for interest totaled $0 and $647,000 for the six months ended September 30, 2001 and 2002, respectively.

We declared a $0.03 per share cash dividend, totaling $409,000, on September 5, 2002. The dividend was payable October 18, 2002 to shareholders of record on September 20, 2002.

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

We have adopted the provisions of SFAS No. 141 related to all three of our acquisitions during fiscal 2002, and have adopted SFAS No. 142 effective April 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in purchase business combinations will not be amortized, but instead tested for impairment on an annual basis. Because we did not have goodwill prior to the acquisition of Ti3, Inc., there is no impact to the Company of implementing SFAS No. 142.

The following table summarizes goodwill and other intangible asset activity for the six months ended September 30, 2002 (dollars in thousands).

                                                                        OTHER INTANGIBLE ASSETS
                                              ----------------------------------------------------------------------------------
                                              CUSTOMER                  CUSTOMER      NON-        GROSS       ACCUM         NET
                                  GOODWILL      BASE       SOFTWARE     RECORDS      COMPETE      TOTAL       AMORT        TOTAL
                                 ---------    ---------   ---------    ---------    ---------   ---------   ---------    ---------

MARCH 31, 2002                   $ 102,564    $  16,904   $     154    $   2,200    $      --   $  19,258   $     (83)   $  19,175
Adjust intangibles to final
  valuations                          (618)         679        (154)         (16)         109         618          --          618
Adjust acquired assets to
  final valuations                     422           --          --           --           --          --          --           --
Transaction costs                      986           --          --           --           --          --          --           --
Ti3 acquisition additional
  consideration                      2,000           --          --           --           --          --          --           --
Amortization                            --           --          --           --           --          --        (661)        (661)
                                 ---------    ---------   ---------    ---------    ---------   ---------   ---------    ---------
SEPTEMBER 30, 2002               $ 105,354    $  17,583    $     --    $   2,184    $     109   $  19,876   $    (744)   $  19,132
                                 =========    =========   =========    =========    =========   =========   =========    =========

Weighted average lives (in years)                 14.92                    15.00         3.00       14.86
                                              =========                =========    =========   =========


Amortization of other intangible assets was $662,000 for the six months ended September 30, 2002, and is currently projected to be $1.3 million for the fiscal year ended March 31, 2003, $1.4 million for the fiscal year ended March 31, 2004 and $1.3 million for each of the fiscal years ended March 31, 2005 through 2007.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENT

On March 27, 2002, we entered into a $30 million variable rate term loan. This loan, which accrues interest based upon certain LIBOR indexes, will amortize over three years with a maturity of February 27, 2005. As a condition of our Term Loan Agreement, we were required to enter into a hedge contract for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our term loan. The notional amount of our interest rate swap contract steps down according to the same schedule as our term loan, maintaining a 50% hedged position. All payment dates and maturity dates are the same as our term loan. This strategy effectively converts 50% of our term loan into a fixed rate instrument.

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

As of September 30, 2002, the fair value of the interest rate swap in the amount of $335,000 is included in accrued expenses and other liabilities.

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

         PAYROLL-BASED SERVICES AND SOFTWARE: This segment includes the following:

         - The Work Number Services - The Work Number(R), W-2 eXpress(sm), ePayroll and FasTime(R);
         -        Human Resources and Benefits Application Services; and
         -        Customer Premises Systems and Related Maintenance and Support

         UNEMPLOYMENT COST MANAGEMENT SERVICES: This segment includes our UC eXpress(sm) services suite.

The following items are not reported on an operating segment basis (and are included in the following table in the column entitled "Unallocated") because they are not considered in the performance evaluation by our chief operating decision-maker, our chairman and CEO:

         -        Interest income and expense and income taxes;
         -        Acquisition-related debt, goodwill and intangible assets;
         -        Intangible asset amortization expense; and
         -        Executive overhead expenses

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summarized financial information concerning our reportable operating segments is shown in the following table for the periods indicated, in thousands:

                                                 PAYROLL-BASED     UNEMPLOYMENT
                                                  SERVICES AND    COST MANAGEMENT
                                                    SOFTWARE         SERVICES        UNALLOCATED         TOTAL
                                                    --------         --------        -----------         -----
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues..................................        $    9,896      $         --       $        --     $      9,896
Operating income (loss)...................            (2,665)               --                --           (2,665)
Total assets..............................           126,965                --                --          126,965

THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenues..................................        $   11,708      $     17,939       $        --     $     29,647
Operating income (loss)...................             3,183             2,851            (1,643)           4,391
Total assets..............................            14,853            25,952           124,485          165,290

SIX MONTHS ENDED SEPTEMBER 30, 2001
Revenues..................................        $   19,398      $         --       $        --     $     19,398
Operating income (loss)...................            (1,788)               --                --           (1,788)
Total assets..............................           126,965                --                --          126,965

SIX MONTHS ENDED SEPTEMBER 30, 2002
Revenues..................................        $   22,291      $     35,978       $        --     $     58,269
Operating income (loss)...................             5,539             5,494            (2,936)           8,097
Total assets..............................            14,853            25,952           124,485          165,290

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We are a defendant from time to time in routine lawsuits incidental to our business. Except to the extent described below, based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us.

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

Three additional purported class action lawsuits were filed in the same court, against the same defendants and making substantially the same allegations: on January 8, 2002 by Donald Metzger (Civil Action No. 4:02CV00031DJS); on

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 9, 2002 by Anna Goodman (Civil Action No. 4:02CV00033DJS); and on January 30, 2002 by Al Hinton (Civil Action No. 4:02CV00168DJS) each of whom allegedly were shareholders of the Company during the Putative Class Period. On February 15, 2002, these three lawsuits were consolidated with and into the Brody lawsuit (Civil Action No. 4:01CV02014DJS) for all purposes. In October 2002, the case was transferred from the Honorable Donald J. Stohr, United States District Judge, to the Honorable Henry E. Audrey, United States District Judge.

The consolidated lawsuit seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper.

On May 20, 2002, the Company and the Individual Defendants filed a motion to dismiss the lawsuits, and the underwriter defendants filed a separate motion to dismiss. The plaintiffs filed their opposition to the motions to dismiss on June 19, 2002. The defendants' reply memoranda in support of the motions to dismiss were filed on July 9, 2002. The parties are awaiting the Court's ruling on the motions.

The Company believes the plaintiffs' claims are without merit and intends to defend vigorously against them. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on the Company's business, financial condition and results of operations.

Additionally, the Company is required to indemnify each of the Individual Defendants, as officers and/or directors of the Company, in connection with the above matters, provided they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the Company. Stifel, Nicolaus & Company and A.G. Edwards & Sons, Inc. have made demands on the Company to indemnify them in connection with these matters.

The Company has provided notice of the consolidated litigation to its directors and officers liability insurance carriers.

As previously disclosed, the Securities and Exchange Commission is conducting an investigation into our August 2001 secondary offering of common stock and second fiscal quarter 2001 financial results. We are cooperating fully with the investigation, and have voluntarily produced documents requested by the Commission and have made our employees available for interviews or testimony upon request. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen, related to two matters. The Wells letter states that the SEC staff will allege among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our restatement discussed herein. The remedies the Commission may consider include an injunction against us and the individuals and, if appropriate, an officer and director bar and disgorgement and civil money penalties against the individuals. We and the individuals have been given the opportunity to file a written response to the Wells letter setting forth the reasons why an enforcement action should not be instituted by the Commission.

As described above, the Company is filing herewith restated financial statements and has announced that it would restate its financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed below, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of the date hereof, the SEC is investigating our accounting for two items which are the subject of this restatement. At this time, we cannot predict whether or not any additional regulatory investigation related to this restatement will be commenced, or if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of this type are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

NOTE 9 - SUBSEQUENT EVENT

As a result of the delay in filing this Form 10-Q, The Nasdaq Stock Market notified us that effective Tuesday, November 26, 2002, the letter "E" would be appended to our trading symbol, signifying the delay. Similarly, The Nasdaq Stock Market informed us that we were not in compliance with the requirements of NASD Marketplace Rule 4310(c)(14) because we had not then filed the Form 10-Q. Our delay in filing the Form 10-Q was the only listing deficiency cited by The Nasdaq Stock Market.

We requested an appeal hearing by The Nasdaq Stock Market, and have been informed that our potential delisting is stayed, pending the review and determination of a Nasdaq Listing Qualifications Panel. The hearing date has been set for December 20, 2002. There can be no assurance that the panel will grant the request for continued listing of our common stock.

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2002. However, as described above in Note 1 to the Unaudited Consolidated Financial Statements, which is incorporated by reference herein, we have decided to restate certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes as of and for the periods ended September 30, 2001 and March 31, 2002 has been restated from its original presentation in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Throughout the following Management's Discussion and Analysis, all amounts reflect the restatements indicated in the Notes to Unaudited Consolidated Financial Statements.

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

From the early 1980s until 1993, we offered our products and services exclusively through licensed software specifically developed for each customer and installed at the customer's site. We refer to this as our "customer premises systems" business. In 1993, we began to deliver benefits enrollment and other human resource services on an outsourced basis, allowing clients to utilize applications and services over public or private networks without incurring the capital expenditures and maintenance responsibilities of operating such a system in-house. We also host many of our clients' databases at our facilities. In 1995, we introduced The Work Number, our leading service for employment and income verification.

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

We generate substantially all of The Work Number revenues from transaction-based fees charged to mortgage lenders, pre-employment screeners, credit issuers and other information verifiers for verification of income and employment information. Revenue is recognized on these transaction-based fees in the period that the transactions occur and are billed. We also generate revenues from employer data conversion and ongoing maintenance fees, and record this revenue on a monthly basis as billed. Lastly, we derive revenues from one-time up-front setup fees. These fees are recognized as revenue on a straight-line basis over the initial contract period, beginning with the date the client is live on our system.

W-2 eXpress. W-2 eXpress is a suite of services relating to the printing, distribution (either printed or electronic) and correction of W-2 wage and tax statement forms that we offer to existing clients of The Work Number and other large employers. Using data provided by employers, we distribute original W-2 forms to employees and provide an automated process to enable employees to request corrections to their W-2 forms and obtain additional copies via the Internet or by telephone, instead of requiring direct interaction with the employer's payroll staff.

The majority of W-2 eXpress clients are billed based upon the number of employees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available to be used by TALX clients through the end of the service period. Additionally, we have some clients that are billed on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

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

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We began offering ePayroll in November 2000, and our first clients began using the service in August 2001. We charge ePayroll clients on a per-employee per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts. Revenue for the initial setup fees is recognized on a straight-line basis over the initial contract period, beginning with the date the client is live on our system. Per-employee per-month fees are recognized as revenue in the months billed.

FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the Internet. For large employers, FasTime collects hours worked and exception time codes providing a user-friendly online approval and reporting for managers. FasTime is customized according to a company's business rules and processes. For the temporary staffing industry, FasTime provides a comprehensive, paperless system for time, expenses and availability, including manager approvals and the reporting and management tools for branch offices.

FasTime clients are billed for initial set up fees, monthly maintenance fees and per transaction fees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period for setup and maintenance fees and as services are performed for transaction-based fees.

     UNEMPLOYMENT COST MANAGEMENT

As a result of our recent acquisitions, we provide unemployment cost management services under the name UC eXpress. UC eXpress is a comprehensive suite of services designed to reduce the cost of processing unemployment claims by human resource departments and better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress utilizes document imaging and web access to speed the processing of unemployment claims with the goal of uncovering inaccuracies in claims that have been filed with the states by separated employees. UC eXpress services are aimed at relieving HR departments of the administrative burden of managing unemployment claims.

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

We charge clients fees on an annual contractual basis, generally billed monthly or quarterly, pursuant to multi-year contracts. Most contracts allow for additional charges if transaction activity exceeds a certain threshold. Some unemployment tax planning contracts call for contingent fees based upon actual tax savings realized. Revenues from UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met.

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

We generate revenues from eChoice by charging clients on a per-employee basis, generally pursuant to multi-year contracts. We generate revenues from our other human resources and benefits application services by charging clients an initial set-up and development fee and monthly hosting and transactions fees, generally pursuant to multi-year contracts. Revenue is primarily recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period.

     CUSTOMER PREMISES SYSTEMS AND RELATED MAINTENANCE AND SUPPORT

From the early 1980s until 1993, we offered our products and services exclusively through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 1993 we began to deliver benefits enrollment services as an application services provider. In 1998 we began to de-emphasize sales of customer premises systems, and in 2000 we discontinued sales to new customers. We provide system enhancements to these customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support.

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

REVENUE RECOGNITION: Revenues from The Work Number are recognized in the period that they are earned, from transaction fees charged to users for verifications of employment history and income. Additionally, revenue for set up fees, monthly maintenance and employer conversion fees are recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met. Human resources and benefits application services revenue is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Because of seasonal variations of our service offerings, a greater number of clients have services available to them from October through December than during any other period during the year. As a result, revenues in our third fiscal quarter are substantially higher than in the other three quarters of the year. In prior fiscal years, over fifty percent of annual revenues in this revenue line have been recorded in the third fiscal quarter. During the current fiscal year, it is anticipated that between 45 and 50 percent of the year's Human Resources and Benefits Application Services revenue will be recorded in the third fiscal quarter. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for customization services of customer premises systems are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of The Work Number setup fees as well as, Human Resources and Benefits Application
Services, UC eXpress, and maintenance fees.

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

INCOME TAXES: We record income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not we will realize the benefits of these deductible differences. If management were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against earnings in the period such determination was made.

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

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth, cash flows and anticipated improvements in gross margin and general and administrative expense as a percentage of revenues of the unemployment cost management business. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to,

(1) risks surrounding the class action litigation, the SEC investigation, the restatement of our financial statements, and potential Nasdaq delisting,
(2) our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities,
(3) our ability to successfully integrate acquisitions, including, without limitation, managing contingent liabilities and retaining employer-customers,
(4) our ability to increase the size and range of applications for The Work Number database and successfully market current and future human resources and benefits application services,
(5) fluctuations in The Work Number revenue due to changes in the level of residential mortgage activity and interest rates,
(6)      changes in mortgage documentation requirements in the secondary market,
(7)      our ability to maintain accurate and confidential data,
(8) future challenges to applicability of the Fair Credit Reporting Act or any new privacy legislation or interpretation of existing laws, and
(9)      risk of interruption of computer network and telephone operations.

See our Annual Report on Form 10-K for the year ended March 31, 2002, for a complete description of some of our risk factors. You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of operations as a percentage of revenues:


                                                                                              PERCENTAGE CHANGE
                                               THREE MONTHS             SIX MONTHS      ------------------------------
                                             ENDED SEPT. 30,          ENDED SEPT. 30,    THREE MONTHS     SIX MONTHS
                                         ---------------------  ----------------------- ENDED SEPT. 30, ENDED SEPT. 30,
                                             2001       2002        2001         2002   2002 OVER 2001  2002 OVER 2001
                                         (RESTATED)             (RESTATED)
                                         ----------  ---------  ----------   ---------- --------------  --------------
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)
REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services......          $  6,659    $ 8,573    $ 12,762    $ 16,189        28.7%         26.9%
   Unemployment cost management
     services....................               --      17,939         --       35,978         *             *
   Human resources and benefits
     application services........             1,281      1,906       2,661       3,353        48.8          26.0
   Customer premises systems.....               978        313       2,009         900       (68.0)        (55.2)
   Maintenance and support.......               978        916       1,966       1,849        (6.3)         (6.0)
                                           --------    -------    --------    --------
     Total revenues..............          $  9,896    $29,647    $ 19,398    $ 58,269       199.6         200.4
                                           --------    -------    --------    --------

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                                              PERCENTAGE CHANGE
                                               THREE MONTHS             SIX MONTHS      ------------------------------
                                             ENDED SEPT. 30,          ENDED SEPT. 30,    THREE MONTHS     SIX MONTHS
                                         ---------------------  ----------------------- ENDED SEPT. 30, ENDED SEPT. 30,
                                             2001       2002        2001         2002   2002 OVER 2001  2002 OVER 2001
                                         (RESTATED)             (RESTATED)
                                         ----------  ---------  ----------   ---------- --------------  --------------
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)
REVENUES AND GROSS MARGIN (CONTINUED):
Gross margin:
   The Work Number services.........       $  4,212    $ 5,555    $  8,451    $ 10,356        31.9%         22.5%
   Unemployment cost management
     services.......................             --      8,428          --      17,207         *             *
   Human resources and benefit
     application services...........           (687)       166      (1,139)         26         *             *
   Customer premises systems........            415         76         353         324       (81.7)         (8.2)
   Maintenance and support..........            705        737       1,382       1,473         4.5           6.6
   Inventory write-down.............           (307)        --        (307)         --         *             *
                                           ---------   -------    ---------   --------
     Total gross margin.............       $  4,338    $14,962    $  8,740    $ 29,386       244.9         236.2
                                           --------    -------    --------    --------

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services...........           63.3%      64.8%       66.2%       64.0%
Unemployment cost management
   services........................           --         47.0        --          47.8
Human resources and benefits
   application services............          (53.6)       8.7       (42.8)        0.8
Customer premises systems..........           42.4       24.3        17.6        36.0
Maintenance and support............           72.1       80.5        70.3        79.7

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services........           67.3%      28.9%       65.8%       27.8%        28.7%         26.9%
   Unemployment cost management
     services......................           --         60.5        --          61.7          *             *
   Human resources and benefits
     application services..........           12.9        6.4        13.7         5.8         48.8          26.0
   Customer premises systems.......            9.9        1.1        10.4         1.5        (68.0)        (55.2)
   Maintenance and support.........            9.9        3.1        10.1         3.2         (6.3)         (6.0)
                                             -----      -----       -----       -----
     Total revenues................          100.0      100.0      100.0        100.0        199.6         200.4
Cost of revenues...................           56.2       49.5        54.9        49.6        164.2         171.0
                                             -----      -----      ------       -----
Gross margin.......................           43.8       50.5        45.1        50.4        244.9         236.3
                                             -----      -----      ------       -----
Operating expenses:
   Selling and marketing...........           23.7       14.6        23.5        15.8         84.2         102.5
   General and administrative......           20.5       21.1        17.3        20.7        207.9         259.6
   Restructuring charge............           26.5         --        13.5          --          *             *
                                             -----      -----      ------       -----
     Total operating expenses......           70.7       35.7        54.3        36.5         50.9         102.2
                                             -----      -----      ------       -----
Operating income (loss)............          (26.9)      14.8        (9.2)       13.9          *             *
Other income (expense), net........            4.8       (1.3)        3.1        (1.2)         *             *
                                             -----      ------     ------       ------
   Earnings (loss) before income
     tax expense...................          (22.1)      13.5        (6.1)       12.7          *             *
Income tax expense (benefit).......           (8.2)       5.1        (2.0)        4.9          *             *
                                             ------     -----      -------      -----
Net earnings (loss)................          (13.9)%      8.4%       (4.1)%       7.8%         *             *
                                             ======     =====      =======      =====


     * - not meaningful.

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Total revenues increased 199.6% to $29.6 million in the second quarter of fiscal 2003 from $9.9 million in the second quarter of fiscal 2002.

Revenues from The Work Number services increased 28.7% to $8.6 million in the second quarter of fiscal 2003 from $6.7 million in the second quarter of fiscal 2002, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the preceding year.

Revenues from unemployment cost management services for the second quarter of fiscal 2003 of $17.9 million represent revenues from our acquisition of both The Frick Company and the unemployment cost management business of GatesMcDonald & Company on March 27, 2002. This represents an increase of approximately 5.7% on a pro-forma basis compared to the second quarter of fiscal 2002, due principally to cross-selling successes.

Revenues from human resources and benefits application services increased 48.8% to $1.9 million in the second quarter of fiscal 2003 from $1.3 million in the second quarter of fiscal 2002. This was due to an increase in the number of clients to whom services were available in this quarter compared to the comparable prior year quarter, offset somewhat by fewer overall clients due to client attrition not being replaced by new sales. This softening of new sales is due to the poor economic conditions which began affecting our sales performance in the second quarter of fiscal 2002.

Revenues from customer premises systems decreased 68.0% to $313,000 in the second quarter of fiscal 2003 from $978,000 in the second quarter of fiscal 2002. This decrease is due to a shift in our focus away from selling in-house systems to our human resources and benefits application services.

Revenues from maintenance and support related to the customer premises systems decreased 6.3% to $916,000 in the second quarter of fiscal 2003 from $978,000 in the second quarter of fiscal 2002, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services.

We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current levels as we have discontinued sales to new clients and continue to emphasize The Work Number services and unemployment cost management services.

Gross Margin. Total gross margin increased 244.9% to $15.0 million in the second quarter of fiscal 2003 from $4.3 million in the second quarter of fiscal 2002. As a percentage of total revenues, gross margin increased to 50.5% in the second quarter of fiscal 2003 from 43.8% in the second quarter of fiscal 2002.

The Work Number services gross margin increased 31.9% to $5.6 million, or 64.8% of corresponding revenue, in the second quarter of fiscal 2003 from $4.2 million, or 63.3% of corresponding revenue in the second quarter of fiscal 2002. The increase in gross margin and gross margin percentage was due primarily to revenue increases and improved leveraging of our operational infrastructure.

Unemployment cost management services gross margin was $8.4 million, or 47.0% of corresponding revenue in the second quarter of fiscal 2003. We believe that this gross margin percentage is consistent with the comparable year-ago period for these businesses on a stand-alone basis. We expect to realize improvements in the gross margin percentage throughout the fiscal year as we continue to consolidate the cost structure of the acquired businesses.

Human resources and benefits application services gross margin increased to $166,000, or 8.7% of corresponding revenue, in the second quarter of fiscal 2003 from ($687,000), or (53.6)% of corresponding revenue in the second quarter of fiscal 2002. This increase in gross margin and gross margin percentage is principally due to a higher level of revenues and better leveraging of fixed infrastructure costs as services were available to a greater number of clients in this quarter, compared to the comparable prior year quarter. Because of the seasonal variations in our service

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


offerings, gross margins in this revenue line are lower in the first, second and fourth fiscal quarters and are substantially higher in our third fiscal quarter each year. This is because fixed infrastructure and personnel costs are incurred relatively evenly through the year, while revenues are seasonally higher in the third fiscal quarter due to proportionally increased benefits enrollment activity.

Customer premises systems gross margin decreased 81.7% to $76,000, or 24.3% of corresponding revenue, in the second quarter of fiscal 2003 from $415,000, or 42.4% of corresponding revenue in the second quarter of fiscal 2002. The decrease in gross margin and gross margin percentage is due to a certain level of fixed personnel costs in place to support this business, even as revenues continue to decline.

Maintenance and support gross margin increased 4.5% to $737,000, or 80.5% of corresponding revenue, in the second quarter of fiscal 2003, from $705,000, or 72.1% of corresponding revenue, in the second quarter of fiscal 2002. The increase in gross margin and gross margin percentage is due to a lower level of third-party hardware support costs and improved leveraging of personnel costs, offset by lower revenues caused by a shrinking client base.

Selling and Marketing Expenses. Selling and marketing expenses increased 84.2% to $4.3 million in the second quarter of fiscal 2003 from $2.3 million in the second quarter of fiscal 2002. Selling and marketing expenses for our newly acquired unemployment cost management services businesses were approximately $3.1 million for the second quarter of fiscal 2002. Therefore, on a pro-forma basis selling and marketing expenses decreased approximately 20.4% in the second quarter of fiscal 2003 as compared to pro-forma fiscal 2002, due to the integration and consolidation of sales and marketing organizations within the two unemployment cost management services companies. As a percentage of revenues, such expenses decreased to 14.6% in the second quarter of fiscal 2003 from 23.7% in the second quarter of fiscal 2002. The decrease in expense as a percentage of revenues is due to the greater rate of increase in our revenues compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 207.9% to $6.2 million in the second quarter of fiscal 2003 from $2.0 million in the second quarter of fiscal 2002. Of this increase, $3.3 million is due to the addition of our newly acquired unemployment cost management services businesses. After excluding the results of these additions, our general and administrative expenses related to our traditional businesses increased approximately $900,000, due to the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses increased to 21.1% in the second quarter of fiscal 2003 from 20.5% in the second quarter of fiscal 2002. This increase is due primarily to the newly acquired unemployment cost management services businesses historically having higher general and administrative expenses as a percentage of revenue compared to our traditional businesses. We expect to see this percentage improve throughout the fiscal year as we continue to consolidate the cost structure of the acquired businesses. Additionally, the increase in general and administrative expenses in our traditional businesses as a percentage of revenues is due to the revenue levels in human resources and benefits application services, that were lower than anticipated.

Non-Recurring Charges. During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of operations for the three months ended September 30, 2001 and $565,000 is reflected in accrued expenses on the balance sheet as of September 30, 2001. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of operations for the three months ended September 30, 2001.

Other Income (Expense), Net. Other income (expense), net decreased to $378,000 of other expense in the second quarter of fiscal 2003 from $476,000 of other income in the second quarter of fiscal 2002, due to a shift from a net

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investing position to a net borrowing position. This is due to the financing related to our acquisitions of the unemployment cost management services businesses.

Income Tax Expense. Our effective income tax rate increased to 38.3% in the second quarter of fiscal 2003 from 37.1% in the second quarter of fiscal 2002. This change reflects the effect of tax-exempt interest earned on state and federal tax-free municipal securities during the last month of the second quarter of fiscal 2002.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Total revenues increased 200.4% to $58.3 million in the first half of fiscal 2003 from $19.4 million in the first half of fiscal 2002.

Revenues from The Work Number services increased 26.9% to $16.2 million in the first half of fiscal 2003 from $12.8 million in the first half of fiscal 2002, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the preceding year.

Revenues from unemployment cost management services for the first half of fiscal 2003 of $36.0 million represent revenues from our acquisition of both The Frick Company and the unemployment cost management business of GatesMcDonald & Company on March 27, 2002. This represents an increase of approximately 2.3% on a pro-forma basis compared to the first half of fiscal 2002.

Revenues from human resources and benefits application services increased 26.0% to $3.4 million in the first half of fiscal 2003 from $2.7 million in the first half of fiscal 2002. This was due to an increase in the number of clients to whom services were available in this six month period, compared to the comparable prior year period, offset somewhat by fewer overall clients due to client attrition not being replaced by new sales. This softening of new sales is due to the poor economic conditions which began affecting our sales performance in the second quarter of fiscal 2002.

Revenues from customer premises systems decreased 55.2% to $900,000 in the first half of fiscal 2003 from $2.0 million in the first half of fiscal 2002. This decrease is due to a shift in our focus away from selling in-house systems to our human resources and benefits application services.

Revenues from maintenance and support related to the customer premises systems decreased 6.0% to $1.8 million in the first half of fiscal 2003 from $2.0 million in the first half of fiscal 2002, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services.

We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current levels as we have discontinued sales to new clients and continue to emphasize The Work Number services and unemployment cost management services.

Gross Margin. Total gross margin increased 236.2% to $29.4 million in the first half of fiscal 2003 from $8.7 million in the first half of fiscal 2002. As a percentage of total revenues, gross margin increased to 50.4% in the first half of fiscal 2003 from 45.1% in the first half of fiscal 2002.

The Work Number services gross margin increased 22.5% to $10.4 million, or 64.0% of corresponding revenue, in the first half of fiscal 2003 from $8.5 million, or 66.2% of corresponding revenue in the first half of fiscal 2002. The increase in gross margin was due primarily to revenue increases. The gross margin percentage decreased due to the inclusion of Ti3, which has a lower gross margin than our traditional The Work Number services, for the full first half of fiscal 2003, versus only the second quarter of fiscal 2002. Also, costs related to personnel and infrastructure increased slightly in the first quarter of fiscal 2003 to accommodate possible future electronic payroll services clients.

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Unemployment cost management services gross margin was $17.2 million, or 47.8% of corresponding revenue in the first half of fiscal 2003. We believe that this gross margin percentage is relatively consistent with the comparable year-ago period for these businesses on a stand-alone basis. We expect to realize improvements in the gross margin percentage throughout the fiscal year as we continue to consolidate the cost structure of the acquired businesses.

Human resources and benefits application services gross margin increased to $26,000, or 0.8% of corresponding revenue, in the first half of fiscal 2003 from ($1.1) million, or (42.8)% of corresponding revenue in the first half of fiscal 2002. This increase in gross margin and gross margin percentage is principally due to a higher level of revenues and better leveraging of fixed infrastructure costs as services were available to a greater number of clients in this six month period, compared to the comparable prior year period. Because of the seasonal variations in our service offerings, gross margins in this revenue line are lower in the first, second, and fourth fiscal quarters and are substantially higher in our third fiscal quarter each year. This is because fixed infrastructure and personnel costs are incurred relatively evenly through the year, while revenues are seasonally higher in the third fiscal quarter.

Customer premises systems gross margin decreased 8.2% to $324,000, or 36.0% of corresponding revenue, in the first half of fiscal 2003 from $353,000, or 17.6% of corresponding revenue in the first half of fiscal 2002. The decrease in gross margin is due to a certain level of fixed personnel costs in place to support this business, even as revenues continue to decline. The increase in gross margin percentage is due to the elimination of amortization of capitalized software, that remained during the first quarter of fiscal 2002 as we were shifting our business focus to The Work Number services and human resources and benefits application services.

Maintenance and support gross margin increased 6.6% to $1.5 million, or 79.7% of corresponding revenue, in the first half of fiscal 2003, from $1.4 million, or 70.3% of corresponding revenue, in the first half of fiscal 2002. The increase in gross margin and gross margin percentage is due to a lower level of third-party hardware support costs and improved leveraging of personnel costs, offset by lower revenues caused by a shrinking client base.

Selling and Marketing Expenses. Selling and marketing expenses increased 102.5% to $9.2 million in the first half of fiscal 2003 from $4.5 million in the first half of fiscal 2002. Selling and marketing expenses for our newly acquired unemployment cost management services businesses were approximately $6.3 million for the first half of fiscal 2002. Therefore, on a pro-forma basis selling and marketing expenses decreased approximately 15% in the first half of fiscal 2003 as compared to pro-forma fiscal 2002, due to the integration and consolidation of sales and marketing organizations within the two unemployment cost management services companies. As a percentage of revenues, such expenses decreased to 15.8% in the first half of fiscal 2003 from 23.4% in the first half of fiscal 2002. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 259.6% to $12.1 million in the first half of fiscal 2003 from $3.4 million in the first half of fiscal 2002. Of this increase, $6.8 million is due to the addition of our newly acquired unemployment cost management services businesses. After excluding the results of these additions, our general and administrative expenses related to our traditional businesses increased approximately $1.9 million, due to the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses increased to 20.8% in the first half of fiscal 2003 from 17.3% in the first half of fiscal 2002. This increase is due primarily to the newly acquired unemployment cost management services businesses historically having higher general and administrative expenses as a percentage of revenue compared to our traditional businesses. We expect to see this percentage improve throughout the fiscal year as we continue to consolidate the cost structure of the acquired businesses. Additionally, the increase in general and administrative expenses in our traditional businesses as a percentage of revenues is due to the revenue levels in human resources and benefits application services, that were lower than anticipated.

Non-Recurring Charges. During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of operations for the six months ended September 30, 2001 and $565,000 is reflected in accrued expenses on the balance sheet as of September 30, 2001. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of operations for the six months ended September 30, 2001.

Other Income (Expense), Net. Other income (expense), net decreased to $710,000 of other expense in the first half of fiscal 2003 from $599,000 of other income in the first half of fiscal 2002, due to a shift from a net investing position to a net borrowing position. This is due to the financing related to our acquisitions of the unemployment cost management services businesses.

Income Tax Expense. Our effective income tax rate increased to 38.4% in the first half of fiscal 2003 from 32.6% in the first half of fiscal 2002. This change is primarily due to the impact of the restatement of earnings during the prior year period. The tax benefit recorded during the second quarter of fiscal 2002 caused the six month effective rate to fall to 32.6%.

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

Our working capital was $3.0 million at March 31, 2002 and ($1.9) million at September 30, 2002. Total working capital decreased during the six months ended September 30, 2002 due principally to payments made related to our March 27, 2002 acquisitions and increases in deferred revenue and the current portion of long-term debt. At September 30, 2002, almost $9.0 million of current liabilities represent deferred revenue instead of payment obligations. As a result, based on cash and cash equivalents on hand together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due.

Our accounts receivable decreased from $12.5 million at March 31, 2002 to $11.9 million at September 30, 2002, due primarily to improved collections of accounts receivable within our unemployment cost management services segment.

Our capital expenditures were $2.6 million during the six months ended September 30, 2002. These capital expenditures were principally for computer equipment and integrating the operational infrastructure for our unemployment cost management services segment. At September 30, 2002, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next two fiscal years, as we continue to integrate the operations of our acquisitions.

In November 2000, our board of directors authorized us to repurchase up to 400,000 shares of our stock in the open market, or through privately negotiated transactions over the following two-year period. In November 2001, this plan was extended to November 2004, and the number of shares was increased to one million. We repurchased 311,000 shares during the six months ended September 30, 2002. Cumulative shares repurchased amount to 608,500. Share amounts are reported on a pre-dividend basis. Except for the 279,651 shares remaining in the treasury at September 30, 2002, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases. On September 5, 2002, our board of directors approved a new stock repurchase plan, authorizing us to repurchase up to one million shares during the 36 month period ending September 30, 2005. As of September 30, 2002 no shares have been repurchased under this plan.

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the quarter ended September 30, 2002, we continued our quarterly dividend program, declaring a $0.03 dividend on our common stock.

We believe that our working capital, together with our anticipated cash flows from operations should be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

In connection with the acquisitions of The Frick Company and the unemployment cost management business of GatesMcDonald & Company, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow. The Revolving Credit Facility also matures on February 27, 2005.

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

The Loan Agreement is secured by pledges of our stock in, and guarantees of, our subsidiaries and security interests in substantially all of our, and our subsidiaries', assets.

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the Frick Company and the unemployment cost management business of GatesMcDonald & Company. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

As a condition of our Term Loan Agreement, we were required to enter into an interest rate swap agreement for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our term loan. The notional amount of our interest rate swap contract steps down according to the same schedule as our term loan, maintaining a 50% hedged

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



position. All payment dates and maturity dates are the same as our term loan. This strategy effectively converts 50% of our term loan into a fixed rate instrument.

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

As of September 30, 2002, the fair value of the interest rate swap in the amount of $335,000 is included in accrued expenses and other liabilities. Interest expense accrued on the swap contract was $61,000 for the first half of fiscal 2003.

We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

The Company is cooperating with a pending SEC investigation and is a defendant in pending lawsuits which are described in note 8 of our Notes to Unaudited Consolidated Financial Statements, which is incorporated by reference herein.

As described above, the Company is filing herewith restated financial statements and has announced that it would restate its financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully above under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed above, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

As of the date hereof, the SEC is investigating our accounting for two items which are the subject of this restatement. At this time, we cannot predict whether or not any additional regulatory investigation related to this restatement will be commenced, or if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

Regardless of the outcome of any litigation or regulatory proceedings, litigation and regulatory proceeding of this type are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

As a result of the delay in filing this Form 10-Q, The Nasdaq Stock Market notified us that effective Tuesday, November 26, 2002, the letter "E" would be appended to our trading symbol, signifying the delay. Similarly, The

                       TALX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nasdaq Stock Market informed us that we were not in compliance with the requirements of NASD Marketplace Rule 4310(c)(14) because we had not then filed the Form 10-Q. Our delay in filing the Form 10-Q was the only listing deficiency cited by The Nasdaq Stock Market.

We requested an appeal hearing by The Nasdaq Stock Market, and have been informed that our potential delisting is stayed, pending the review and determination of a Nasdaq Listing Qualifications Panel. The hearing date has been set for December 20, 2002. There can be no assurance that the panel will grant the request for continued listing of our common stock.

                        TALX CORPORATION AND SUBSIDIARIES
                             PART I - ITEMS 3 AND 4
         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND
                             CONTROLS AND PROCEDURES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2002, we had $26 million principal outstanding on our term loan, of which $13 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $130,000 change to our annual interest expense, based on net variable borrowings of $13 million.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, management, including the Company's Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

It should be noted that the Company's management, including the Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information contained in Note 8 of our Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a) The annual meeting of shareholders of the Company was held at 2:00 p.m., local time, on Thursday, September 5, 2002, in St. Louis, Missouri.

     (b) The Company's stockholders voted on the following matters:

         Election of Director - William W. Canfield, a nominee of the Board of Directors, was elected as director at the annual meeting. The number of votes cast for the election of the nominee were 10,642,283, and the number of votes withheld were 2,088,186.

         Election of Director - Richard F. Ford, a nominee of the Board of Directors, was elected as director at the annual meeting. The number of votes cast for the election of the nominee were 12,700,525, and the number of votes withheld were 29,944.

         Ratification of Selection of Independent Auditors - The shareholders ratified the appointment of KPMG LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 2003. 12,300,521 votes were cast in favor of the appointment, 428,788 votes were cast against, and there were 1,160 abstentions.

ITEM 5.  OTHER INFORMATION

         On November 12, 2002, the Board of Directors elected Tony G. Holcombe as a Director of the Company.

         On December 16, 2002, L. Keith Graves, Controller, was appointed Principal Accounting Officer by the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index.

     (b) Reports on Form 8-K

         (i) There were no Current Reports on Form 8-K filed by the Company during the quarter ended September 30, 2002. On November 15, 2002, the Company filed a Current Report on Form 8-K under Item 9 to report the issuance of a press release reporting the filing of a Form 12b-25 relating to the late filing of this Form 10-Q.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TALX CORPORATION

Date:   December 16, 2002         By:          /s/  WILLIAM W. CANFIELD
                                       -----------------------------------------
                                                   William W. Canfield
                                                 Chairman, President and
                                                  Chief Executive Officer


Date:    December 16, 2002        By:          /s/  L. KEITH GRAVES
                                       -----------------------------------------
                                                  L. Keith Graves
                                                     Controller
                                           (Principal Accounting Officer)



CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

I, William W. Canfield, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of TALX Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 By : /s/ William W. Canfield
                                      ------------------------
                                 William W. Canfield
                                 Chairman, President and Chief Executive Officer
December 16, 2002


                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER

I, Craig N. Cohen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of TALX Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     By : /s/ Craig N. Cohen
                                          ------------------
                                     Craig N. Cohen
                                     Vice President and Chief Financial Officer
December 16, 2002

                        TALX CORPORATION AND SUBSIDIARIES
                                 CERTIFICATIONS

   EXHIBIT
   NUMBER         DESCRIPTION

    3.1 Restated Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to our Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-21465)

    3.2           Bylaws, as amended and restated, incorporated by reference to
                  Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2001 (File No. 000-21465)

    11            Computation of Earnings (Loss) Per Share

    99.1          Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2          Chief Financial Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.