Form 10-K/A
period 2002-03-31
TALX CORP
filed 2002-12-23
CIK 917524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2002 Annual Meeting of Stockholders, which definitive proxy statement was filed on July 22, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                EXPLANATORY NOTE

TALX Corporation is filing this Form 10-K/A for the fiscal year ended March 31, 2002 to reflect the restatement of its audited consolidated financial statements for the fiscal year ended March 31, 2002 and 2001. See the consolidated financial statements and Note 2 thereto included herein for a description of the restatement, and related restatements of Notes 1, 6, 7, 10, 13 and 19. This Form 10-K/A also includes disclosures relating to material developments in the matters discussed in Note 17 - Commitments and Contingencies and Note 19 - Subsequent Events (unaudited) and descriptions of certain agreements and businesses, which had been discussed in the original filing. See additional changes in Items 1, 6, 7, 8 and 11. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Any Items included in the original Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Form 10-K/A include, but are not limited to, statements relating to:

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

You should read this Form 10-K/A completely and with the understanding that our actual results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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

The Work Number can provide the following benefits to employers, employees and third-party verifiers:

                 EMPLOYERS                                    EMPLOYEES                                   VERIFIERS
                 ---------                                    ---------                                   ---------
 -  reduces costs and resources otherwise     -   provides control over third-party       -   decreases the opportunity for human
    spent responding to verification              access to personal compensation             error
    inquiries                                     information

 -  eases the administrative burden of        -   provides information without            -   reduces likelihood of fraud by the
    human resources and payroll staff             requiring the cooperation or                applicant by providing independent
                                                  knowledge of co-workers                     evidence directly to the verifier

 -  lowers the risk of liability resulting    -   expedites the verification process,     -   expedites the verification process,
    from providing erroneous or                   so that transactions may occur more         so that transactions may occur more
    unauthorized information to third             quickly                                     quickly
    parties

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

     UNEMPLOYMENT COST MANAGEMENT

As a result of our recent acquisitions, we provide unemployment cost management services under the name UC eXpressSM. UC eXpress is a complete suite of services designed to reduce the cost of processing unemployment claims by human resource departments and better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress utilizes document imaging and web access to speed the processing of unemployment claims with the goal of uncovering inaccuracies in claims that have been filed with the states by separated employees. UC eXpress services are aimed at relieving HR departments of the administrative burden of managing unemployment claims.

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

         o        company financial strength; and

         o        cost of the service or product.

Our primary competitors relating to The Work Number services and unemployment cost management services are Jon-Jay Associates and The Sheakley Group of Companies, which are unemployment cost management companies that also offer employment and income verification services, and Employers Unity, which offers unemployment cost management services. Our human resources and benefits application services business competes with benefits consulting firms, including Towers Perrin LLP and Watson Wyatt & Company, which provide comprehensive packages including benefit plan design, administration and consulting services, and automated enrollment services. We also compete with providers of employee self-service applications, including Workscape, Inc., Automatic Data Processing, Inc., PeopleSoft, Inc., and ProAct Technologies Corp. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge.

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

BACKLOG

We include in backlog executed contracts that require us to install and deliver either human resources and benefits application services or customer premises systems in a future period. We had a total backlog in these businesses of approximately $7 million at March 31, 2000, $22 million at March 31, 2001 and $18 million at March 31, 2002, with a one-year backlog of approximately $7 million at March 31, 2000, $13 million at March 31, 2001 and $12 million at March 31, 2002. Substantially all of our backlog is attributable to human resources and benefits application services. Generally, contracts for delivery of human resources and benefits application services have terms ranging from one to three years and are not cancelable without payment of a specified termination penalty. Customer premises systems contracts are generally not cancelable at will. Backlog is not necessarily indicative of past or future operating results.

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

RISK FACTORS

You should carefully consider the following factors and other information in this Form 10-K in evaluating our company:

     WE MAY BE SUBJECT TO ADDITIONAL LITIGATION OR REGULATORY PROCEEDINGS AS A RESULT OF THE RESTATEMENT DISCUSSED IN THIS FORM 10-K/A.

The Company is filing herewith restated financial statements and has announced that it would restate its financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement or the SEC investigation discussed herein, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

     OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ STOCK MARKET.

As a result of the delay in filing our Form 10-Q for the period ending September 30, 2002, The Nasdaq Stock Market notified us that effective Tuesday, November 26, 2002, the letter "E" would be appended to our trading symbol, signifying the delay. Similarly, The Nasdaq Stock Market informed us that we were not in compliance with the requirements of NASD Marketplace Rule 4310(c)(14) because we had not then filed the Form 10-Q, and then initiated proceedings to have our common stock delisted. Our Form 10-Q for the period ending September 30, 2002 was filed on December 17, 2002.

On December 20, 2002, we participated in an appeal hearing before a Nasdaq Listing Qualifications Panel. Our potential delisting is stayed, pending the determination of the Panel, which may consider public interest and other factors. There can be no assurance that the panel will grant the request for continued listing of our common stock. If our common stock is delisted from The Nasdaq Stock Market, the value of our stock would likely decrease significantly and you might be unable to sell the stock in a timely manner.

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

     OUR FUTURE PERFORMANCE WILL BE DEPENDANT ON SUCCESSFUL INTEGRATION OF ACQUISITIONS.

We expect a major portion of our growth to come from business acquisitions which we have recently consummated or which we may consummate in the future. Such acquisitions involve certain operational, legal and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by our management, while we continue to incur operating expenses to provide the services formerly provided by the acquired company. Legal risks involve contract and regulatory issues - that some employers may not consent to the transfer of ownership of their contracts by which the unemployment cost management services are provided, and that some states' unemployment compensation commissions may require changes to powers of attorney by which the employer authorizes processing of claims. In the event of any loss of employer-customers or our inability to appear before state unemployment commissions, our business and results of operations may be materially adversely affected. Financial risks involve the incurrence of indebtedness as a result of the acquisition and the consequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute the economic interests of existing shareholders. In carrying out our acquisition strategy, we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there can be no assurance that we will be successful in doing so, nor can there be any assurance that we will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

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

For The Work Number, these factors include residential mortgage activity and interest rate levels. We expect revenues generated from our new W-2 eXpress service will be particularly affected by seasonality, as revenues relating to the implementation and use of these services will primarily be earned in our fourth fiscal quarter. Similarly, revenues from our benefits enrollment services tend to be greater in the last quarter of each calendar year, which correspond to our third fiscal quarter.

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

As previously disclosed, the Securities and Exchange Commission is conducting an investigation into our August 2001 secondary offering of common stock and second fiscal quarter 2001 financial results. We are cooperating fully with the investigation, and have voluntarily produced documents requested by the Commission and have made our employees available for interviews or testimony upon request. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen, related to two matters. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our restatement discussed herein. The remedies the Commission may consider include an injunction against us and the individuals and, if appropriate, an officer and director bar and disgorgement and civil money penalties against the individuals. We and the individuals have been given the opportunity to file a written response to the Wells letter setting forth the reasons why an enforcement action should not be instituted by the Commission.

As described above, the Company is filing herewith restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed below, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

The Company's directors and officers liability insurance carriers have received notice of the consolidated litigation and SEC investigation.

Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of this type are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

As a result of the delay in filing our Form 10-Q for the period ending September 30, 2002, The Nasdaq Stock Market notified us that effective Tuesday, November 26, 2002, the letter "E" would be appended to our trading symbol, signifying the delay. Similarly, The Nasdaq Stock Market informed us that we were not in compliance with the requirements of NASD Marketplace Rule 4310(c)(14) because we had not then filed the Form 10-Q. Our Form 10-Q for the period ending September 30, 2002 was filed December 17, 2002.

On December 20, 2002, we participated in an appeal hearing before a Nasdaq Listing Qualifications Panel. Our potential delisting is stayed, pending the determination of the Panel, which may consider public interest and other factors. There can be no assurance that the panel will grant the request for continued listing of our common stock.

                                     PART II

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

We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended March 31, 2002 from our consolidated financial statements and the related notes, as restated, which have been audited by KPMG LLP, independent accountants. The financial information set forth below reflects the classification of the database and document services businesses as discontinued operations.

                                                                                          YEARS ENDED MARCH 31,
                                                                     --------------------------------------------------------------
                                                                       1998          1999         2000         2001          2002
                                                                     --------     ----------   ----------   ----------    ----------
                                                                                                            (RESTATED)    (RESTATED)
                                                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  STATEMENT OF OPERATIONS DATA:
  Revenues:
      The Work Number services .................................     $  4,270      $  9,109     $ 12,328     $ 19,149      $ 27,184
      Unemployment cost management services ....................           --            --           --           --           848
      Human resources and benefits application services ........        2,925         5,126        7,993        8,565         9,757
      Customer premises systems ................................        9,886        10,948       10,835        6,882         2,870
      Maintenance and support ..................................        4,192         4,920        4,876        4,417         3,893
                                                                     --------      --------     --------     --------      --------
          Total revenues .......................................       21,273        30,103       36,032       39,013        44,552
                                                                     --------      --------     --------     --------      --------
  Cost of revenues:
      The Work Number services .................................        1,807         3,138        3,973        6,179         9,320
      Unemployment cost management services ....................           --            --           --           --           450
      Human resources and benefits application services ........        2,010         3,225        4,460        6,956         7,530
      Customer premises systems ................................        5,967         7,874        8,388        5,790         2,652
      Maintenance and support ..................................        1,325         1,545        1,367        1,275         1,028
      Inventory write-down .....................................           --            --           --           --           307
                                                                     --------      --------     --------     --------      --------
          Total cost of revenues ...............................       11,109        15,782       18,188       20,200        21,287
                                                                     --------      --------     --------     --------      --------
  Gross margin .................................................       10,164        14,321       17,844       18,813        23,265
                                                                     --------      --------     --------     --------      --------
  Operating expenses:
      Selling and marketing ....................................        7,952         8,339        7,820        8,374         8,516
      General and administrative ...............................        3,496         4,853        5,477        5,767         7,454
      Intellectual property settlement .........................           --            --           --        1,612            --
      Restructuring charges ....................................           --           496           --           --         2,627
                                                                     --------      --------     --------     --------      --------
          Total operating expenses .............................       11,448        13,688       13,297       15,753        18,597
                                                                     --------      --------     --------     --------      --------
  Operating income (loss) ......................................       (1,284)          633        4,547        3,060         4,668
  Other income, net ............................................          158             8           82          562         1,567
  Income tax expense (benefit) .................................         (416)          239        1,862        1,481         2,302
                                                                     --------      --------     --------     --------      --------
  Earnings (loss) from continuing operations before
      cumulative effect of change in accounting principle ......         (710)          402        2,767        2,141         3,933
  Discontinued operations:
      Gain (loss) on operations and disposal of discontinued
          operations, net ......................................         (374)           --          117           36            --
                                                                     --------      --------     --------     --------      --------
  Earnings (loss) before cumulative effect of change
      in accounting principle ..................................       (1,084)          402        2,884        2,177         3,933
  Cumulative effect of change in accounting principle,
      net of income taxes ......................................           --            --           --       (1,655)           --
                                                                     --------      --------     --------     --------      --------
          Net earnings (loss) ..................................     $ (1,084)     $    402     $  2,884     $    522      $  3,933
                                                                     ========      ========     ========     ========      ========

                                                                                 YEARS ENDED MARCH 31,
                                                          ----------------------------------------------------------------------
                                                             1998          1999          2000            2001           2002
                                                          ----------    -----------   -----------     -----------    -----------
                                                                         (RESTATED)   (RESTATED)      (RESTATED)      (RESTATED)
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net earnings (loss) per common share(1):
   Basic:
     Continuing operations ..........................     $    (0.07)   $      0.04   $      0.28     $      0.21    $      0.31
     Discontinued operations, net ...................          (0.04)            --          0.01              --             --
     Cumulative effect of change in accounting
        principle ...................................             --             --            --           (0.16)            --
                                                          ----------    -----------   -----------     -----------    -----------
       Net earnings (loss) ..........................     $    (0.11)   $      0.04   $      0.29     $      0.05    $      0.31
                                                          ==========    ===========   ===========     ===========    ===========
   Diluted:
     Continuing operations ..........................     $    (0.07)   $      0.04   $      0.26     $      0.19    $      0.29
     Discontinued operations, net ...................          (0.04)            --          0.01              --             --
     Cumulative effect of change in accounting
        principle ...................................             --             --            --           (0.15)            --
                                                          ----------    -----------   -----------     -----------    -----------
       Net earnings (loss) ..........................     $    (0.11)   $      0.04   $      0.27     $      0.05    $      0.29
                                                          ==========    ===========   ===========     ===========    ===========
Cash dividends declared per common share ............     $       --    $        --   $        --     $      0.08    $      0.12
                                                          ==========    ===========   ===========     ===========    ===========
Weighted average number of common shares
  outstanding:
   Basic(1) .........................................      9,603,857      9,803,440    10,091,349      10,255,928     12,622,689
   Diluted(1) .......................................      9,603,857     10,014,152    10,527,236      11,068,583     13,481,683

                                                                                         MARCH 31,
                                                           -------------------------------------------------------------------
                                                             1998           1999          2000          2001           2002
                                                           --------       --------      --------      ----------    ----------
                                                                                                      (RESTATED)    (RESTATED)
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.....     $  2,879       $    267      $  6,291       $ 9,725      $ 21,431
Working capital.......................................        9,079          8,316        15,158        14,176         2,999
Net assets of business held for sale..................        1,157            859            --            --            --
Total assets..........................................       24,121         24,564        30,133        33,434       179,738
Long-term debt plus capital leases....................           --             --            --            --        30,152
Shareholders' equity..................................       19,508         20,095        23,308        22,322       116,128

ADDITIONAL INFORMATION:
Employment records in The Work Number database........       13,115         18,285        30,298        43,005        60,700
Employment records under contract(2)..................       17,134         25,831        36,089        52,000        70,200

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-K/A for the year ended March 31, 2002. However, as described below in Note 2 to the Audited Consolidated Financial Statements, which is incorporated by reference herein, we have decided to restate certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes was restated from the original presentation in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Throughout the following Management's Discussion and Analysis, all amounts reflect the restatements indicated in the Notes to Audited Consolidated Financial Statements

OVERVIEW

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

REVENUE RECOGNITION: Revenues from The Work Number are recognized in the period that they are earned, from transaction fees charged to users for verifications of employment history and income. Additionally, revenue for set up fees, monthly maintenance and employer conversion fees are recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met. Human resources and benefits application services revenue is primarily recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Because of seasonal variations of our service offerings, a greater number of clients have services available to them from October through December than during any other period during the year. As a result, revenues in our third fiscal quarter are substantially higher than in the other three quarters of the year. In prior fiscal years, over fifty percent of annual revenues in this revenue line have been recorded in the third fiscal quarter. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for customization services of customer premises systems are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of The Work Number setup fees, as well as, Human Resources and Benefits Application Services, UC eXpress and maintenance fees.

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

The acquired identifiable intangible assets of approximately $19.3 million include software, customer base and covenant not to compete. Software of $153,000 has an estimated useful life of three years. Customer base acquired in the Ti3 acquisition of $417,000 has an estimated useful life of ten years and customer base of $16,487,000 acquired in the Frick and GM Unemployment Compensation Business acquisitions have an estimated useful life of 15 years. Customer records of $2,200,000 have an estimated useful life of 15 years. We are currently in the process of obtaining third-party valuations of identifiable intangible assets; thus the values ascribed to these assets are subject to refinement.

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

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our statement of operations as a percentage of revenues for the periods indicated:

                                                                                      YEARS ENDED MARCH 31,
                                                                          ------------------------------------------
                                                                              2000            2001           2002
                                                                          ----------      ----------     -----------
                                                                                           (RESTATED)     (RESTATED)
                                                                                         (IN THOUSANDS)
Revenues:
   The Work Number services............................................     $ 12,328        $ 19,149     $   27,184
   Unemployment cost management services...............................           --              --            848
   Human resources and benefits application services...................        7,993           8,565          9,757
   Customer premises systems...........................................       10,835           6,882          2,870
   Maintenance and support                                                     4,876           4,417          3,893
                                                                            --------        --------     ----------
     Total revenues....................................................     $ 36,032        $ 39,013     $   44,552
                                                                            --------        --------     ----------
Gross margin:
   The Work Number services............................................     $  8,355        $ 12,970     $   17,864
   Unemployment cost management services...............................           --              --            398
   Human resources and benefits application services...................        3,533           1,609          2,227
   Customer premises systems...........................................        2,447           1,092            218
   Maintenance and support                                                     3,509           3,142          2,865
   Inventory write-down   .............................................           --              --           (307)
                                                                            --------        --------     ----------
     Total gross margin................................................     $ 17,844        $ 18,813     $   23,265
                                                                            --------        --------     ----------

                                                                                       YEARS ENDED MARCH 31,
                                                                              ---------------------------------------
                                                                                2000            2001           2002
                                                                              --------       ----------    ----------
                                                                                             (RESTATED)    (RESTATED)
Gross margin percentage by revenue category:
   The Work Number services............................................         67.8%           67.7%          65.7%
   Unemployment cost management services...............................           --              --           46.9
   Human resources and benefits application services...................         44.2            18.8           22.8
   Customer premises systems...........................................         22.6            15.9            7.6
   Maintenance and support.............................................         72.0            71.1           73.6

                                                                                     YEARS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                2000         2001         2002
                                                                               -------    ----------   ----------
                                                                                          (RESTATED)   (RESTATED)
PERCENTAGE OF TOTAL REVENUES
Revenues:
   The Work Number services ...............................................       34.2%       49.1%        61.0%
   Unemployment cost management services ..................................         --          --          1.9
   Human resources and benefits application services ......................       22.2        22.0         21.9
   Customer premises systems ..............................................       30.1        17.6          6.4
   Maintenance and support ................................................       13.5        11.3          8.8
                                                                                ------      ------       ------
     Total revenues .......................................................      100.0       100.0        100.0
Cost of revenues ..........................................................       50.5        51.8         47.8
                                                                                ------      ------       ------
Gross margin ..............................................................       49.5        48.2         52.2
                                                                                ------      ------       ------
Operating expenses:
   Selling and marketing ..................................................       21.7        21.5         19.1
   General and administrative .............................................       15.2        14.8         16.7
   Intellectual property settlement .......................................         --         4.1           --
   Restructuring charge ...................................................         --          --          5.9
                                                                                ------      ------       ------
     Total operating expenses .............................................       36.9        40.4         41.7
                                                                                ------      ------       ------
Operating income ..........................................................       12.6         7.8         10.5
Other income, net .........................................................        0.2         1.4          3.5
                                                                                ------      ------       ------
Earnings from continuing operations before income tax expense
   (benefit) and cumulative effect of change in accounting principle ......       12.8         9.2         14.0
Income tax expense (benefit) ..............................................        5.1         3.8          5.2
                                                                                ------      ------       ------
Earnings from continuing operations before cumulative .....................        7.7         5.4          8.8
   effect of change in accounting principle
Discontinued operations, net ..............................................        0.3         0.1           --
Cumulative effect of change in accounting principle .......................         --        (4.2)          --
Net earnings ..............................................................        8.0%        1.3%         8.8%
                                                                                ======      ======       ======

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

Revenues. Total revenues increased 14.2% to $44.6 million in fiscal 2002 from $39.0 million in fiscal 2001. Revenues from The Work Number services increased 42.0% to $27.2 million in fiscal 2002 from $19.1 million in fiscal 2001, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers, the inclusion of revenues from our acquisition of Ti3 in the second quarter of fiscal 2002 and, to a lesser extent, an increase in pricing during the year. Revenues from unemployment cost management services for fiscal 2002 include five days of revenue from our March 27, 2002 acquisitions of The Frick Company and the unemployment cost management business of GatesMcDonald. Revenues from human resources and benefits application services increased 13.9% to $9.8 million in fiscal 2002 from $8.6 million in fiscal 2001, due to the addition of new clients seeking to outsource their non-core functions, offset by client attrition. This growth was less than planned, due the poor economic conditions experienced during the second and third quarters of fiscal 2002. Revenues from customer premises systems decreased 58.3% to $2.9 million in fiscal 2002 from $6.9 million in fiscal 2001. This decrease is due to a shift in our focus away from selling in-house systems to our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 11.9% to $3.9 million in fiscal 2002 from $4.4 million in fiscal 2001, reflecting the support provided to a shrinking installed base as we shifted our strategy toward providing similar solutions through application services. We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current year results as we discontinue sales to new clients and continue to emphasize The Work Number services, unemployment cost management services and human resources and benefits application services.

Gross Margin. Gross margin increased 23.7% to $23.3 million in fiscal 2002 from $18.8 million in fiscal 2001. As a percentage of total revenues, gross margin increased to 52.2% in fiscal 2002 from 48.2% in fiscal 2001. The Work Number services gross margin increased 37.7% to $17.9 million in fiscal 2002 from $13.0 million in fiscal 2001, but as a percentage of corresponding revenue, decreased to 65.7% in fiscal 2002 from 67.7% in fiscal 2001. The increase in gross margin is due primarily to revenue increases. The gross margin percentage decreased slightly due to the addition of Ti3, which has a slightly lower gross margin than our traditional The Work Number services. Also, costs related to personnel and infrastructure increased slightly to accommodate possible future electronic payroll services clients. Human resources and benefits application services gross margin increased

38.4% to $2.2 million, or 22.8% of corresponding revenue, in fiscal 2002 from $1.6 million, or 18.8% of corresponding revenue, in fiscal 2001. This increase in gross margin and gross margin percentage is principally due to a higher level of revenues and better leveraging of fixed infrastructure costs as services were available to a greater number of clients. Customer premises systems gross margin decreased 80.0% to $218,000, or 7.6% of corresponding revenue, in fiscal 2002 from $1.1 million, or 15.9% of corresponding revenue, in fiscal 2001, as revenues declined. The decrease in gross margin percentage is due to certain fixed costs that remained as we shifted our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin decreased 8.8% to $2.9 million, or 73.6% of corresponding revenue, in fiscal 2002, from $3.1 million, or 71.1% of corresponding revenue, in fiscal 2001 due to lower revenues caused by a shrinking client base. The gross margin percentage increased due to a lower level of third-party hardware support costs and improved leveraging of personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 1.7% to $8.5 million in fiscal 2002 from $8.4 million in fiscal 2001. As a percentage of revenues, such expenses decreased to 19.1% in fiscal 2002 from 21.5% in fiscal 2001. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs. Additionally, we anticipate these costs will generally decrease as a percentage of revenues as our revenue mix shifts more to The Work Number Services which have lower sales maintenance costs.

General and Administrative Expenses. General and administrative expenses increased 29.3% to $7.5 million in fiscal 2002 from $5.8 million in fiscal 2001. The increase in such expenses reflected the increased infrastructure costs of a growing business and workforce, including the inclusion of costs related to our acquisitions during fiscal 2002. As a percentage of revenues, such expenses increased to 16.7% in fiscal 2002 from 14.8% in fiscal 2001. The increase in general and administrative expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

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

Other Income, Net. Other income increased to $1.6 million in fiscal 2002 from $562,000 in fiscal 2001, due to interest income earned on a higher level of invested funds. Invested funds increased due to the receipt of the proceeds from our secondary common stock offering during the second quarter of fiscal 2002 and cash flow from operations.

Income Tax Expense. Our effective income tax rate was 36.9% in fiscal 2002 and 40.9% in fiscal 2001. The decrease is due to tax-exempt interest earned on state and federal tax free municipal securities during the last eight months of fiscal 2002, and to a lesser extent, a lower effective state income tax rate. As we continue to move our business to an application services model, we have reduced the amount of taxes paid on hardware and software sales in states with higher income tax rates.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

Revenues. Total revenues increased 8.3% to $39.0 million in fiscal 2001 from $36.0 million in fiscal 2000. Revenues from The Work Number services increased 55.3% to $19.1 million in fiscal 2001 from $12.3 million in fiscal 2000, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the year. Revenues from human resources and benefits application services increased 7.2% to $8.6 million in fiscal 2001 from $8.0 million in fiscal 2000, due to the addition of new clients seeking to outsource their non-core functions and to some extent our introduction in April 2000 of eChoice, our advanced benefits enrollment service. Revenues from customer premises systems decreased 36.5% to $6.9 million in fiscal 2001 from $10.8 million in fiscal 2000. This decrease was due to a shift in both our focus and the market from purchasing in-house systems to utilizing our human resources and benefits application services. Revenues from maintenance and support related to the customer premises systems decreased 9.4% to $4.4 million in fiscal 2001 from $4.9 million in fiscal 2000, reflecting the support provided to a shrinking installed base as we shifted our strategy toward providing similar solutions through application services. We anticipated revenues from customer premises systems and maintenance and support would continue to decrease from current year results as we discontinue sales to new clients and continue to emphasize The Work Number services and human resources and benefits application services.

Gross Margin. Gross margin increased 5.4% to $18.8 million in fiscal 2001 from $17.8 million in fiscal 2000. As a percentage of total revenues, gross margin decreased to 48.2% in fiscal 2001 from 49.5% in fiscal 2000. The Work Number services gross margin increased 55.2% to $13.0 million, or 67.7% of corresponding revenue, in fiscal 2001 from $8.4 million, or 67.8% of corresponding revenue in fiscal 2000. The increase in gross margin was due primarily to revenue increases. The gross margin percentage was maintained as costs related to personnel and infrastructure increased in conjunction with increased revenue during fiscal 2001. Human resources and benefits application services gross margin decreased 54.5% to $1.6 million in fiscal 2001 from $3.5 million in fiscal 2000, and as a percentage of corresponding revenue, decreased to 18.8% in fiscal 2001 from 44.2% in fiscal 2000. This decrease in gross margin and gross margin percentage is principally due to decreased revenues as a result of the change in accounting principles for revenue recognition for service transactions, effective April 1, 2000. Customer premises systems gross margin decreased 55.4% to $1.1 million, or 15.9% of corresponding revenue, in fiscal 2001 from $2.4 million, or 22.6% of corresponding revenue, in fiscal 2000, as revenues declined. The decrease in gross margin percentage is due to certain fixed costs that remained as we shifted our business focus to The Work Number services and human resources and benefits application services. Maintenance and support gross margin decreased 10.5% to $3.1 million, or 71.1% of corresponding revenue, in fiscal 2001, from $3.5 million, or 72.0% of corresponding revenue, in fiscal 2000 due to lower revenues caused by a shrinking client base and slightly higher personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 7.1% to $8.4 million in fiscal 2001 from $7.8 million in fiscal 2000. The increase in expense reflected the expansion of our sales and marketing efforts. As a percentage of revenues, such expenses decreased to 21.5% in fiscal 2001 from 21.7% in fiscal 2000. The decrease in percentage of revenues was due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 5.3% to $5.8 million in fiscal 2001 from $5.5 million in fiscal 2000. The increase in such expenses reflected the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 14.8% in fiscal 2001 from 15.2% in fiscal 2000. The decrease in general and administrative expenses as a percentage of revenues was due to the greater operating efficiencies resulting from higher revenues.

Intellectual Property Settlement. In March 2001, we entered into a patent technology license agreement with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. which we recorded as an intangible asset that was being amortized over a 10-year period. This agreement required us to make a payment of $1.5 million. Included in the restatements we are making as part of this 10-K/A, we have expensed this entire amount, plus legal costs of approximately $100,000, in March 2001.

Other Income, Net. Other income increased to $562,000 in fiscal 2001 from $82,000 in fiscal 2000, due to interest income earned on a higher level of invested funds.

Income Tax Expense. Our effective income tax rate was 40.9% in fiscal 2001 and 40.2% in fiscal 2000. The increase in effective tax rate was due to higher state tax rates and the expiration of certain tax credit carryforwards.

Cumulative Effect of Change in Accounting Principle, net. During 2001, the Company changed its method of accounting for certain service transactions to be in accordance with Staff Accounting Bulletin (SAB) No. 101. The Company has retroactively adopted SAB 101 as of April 1, 2000, and recorded a cumulative effect adjustment of $1.7 million, net of tax of $1.1 million, in 2001 to reflect the application of the new accounting. The cumulative effect adjustment was computed based on revenue of $2.9 million, and related commission expense of $175,000, initially recognized in 2000 and prior years that was delayed to 2001 and future periods under SAB 101.

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


                                                                               QUARTERS ENDED
                                            ---------------------------------------------------------------------------------------
                                             JUNE 30,  SEPT. 30,  DEC. 31,   MARCH 31,   JUNE 30,    SEPT. 30,  DEC. 31,  MARCH 31,
                                              2000       2000       2000       2001        2001        2001       2001      2002
                                            --------   ---------  --------   ---------   --------    ---------  --------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                (RESTATED)
Revenues:
    The Work Number services .............  $  4,145   $  4,568   $  4,580   $  5,856    $  6,103    $  6,659   $  6,856  $  7,566
    Unemployment cost management
        services .........................        --         --         --         --          --          --         --       848
    Human resources and benefits
        application services .............       856      1,031      5,158      1,520       1,380       1,281      5,543     1,553
    Customer premises systems ............     2,127      2,347      1,558        849       1,030         978        604       257
    Maintenance and support ..............     1,142      1,113      1,070      1,091         988         978        978       949
                                            --------   --------   --------   --------    --------    --------   --------  --------
        Total revenues ...................     8,270      9,059     12,366      9,316       9,501       9,896     13,981    11,173
                                            --------   --------   --------   --------    --------    --------   --------  --------
Gross margin:
    The Work Number services .............     2,854      3,028      3,128      3,960       4,239       4,212      4,521     4,892
    Unemployment cost management
        services .........................        --         --         --         --          --          --         --       398
    Human resources and benefits
        application services .............      (449)      (890)     3,148       (200)       (452)       (687)     3,278        88
    Customer premises systems ............       177        906        489       (482)        (63)        415        179      (313)
    Maintenance and support ..............       802        778        751        810         677         705        751       732
    Inventory write-down .................        --         --         --         --          --        (307)        --        --
                                            --------   --------   --------   --------    --------    --------   --------  --------
        Total gross margin ...............     3,384      3,822      7,516      4,088       4,401       4,338      8,729     5,797
                                            --------   --------   --------   --------    --------    --------   --------  --------
Operating expenses:
    Selling and marketing ................     1,959      2,003      2,381      2,031       2,190       2,347      2,113     1,866
    General and administrative ...........     1,368      1,500      1,566      1,333       1,335       2,029      1,992     2,098
    Intellectual property settlement .....        --         --         --      1,612          --          --         --        --
    Restructuring charge .................        --         --         --         --          --       2,627         --        --
                                            --------   --------   --------   --------    --------    --------   --------  --------
        Total operating expenses .........     3,327      3,503      3,947      4,976       3,525       7,003      4,105     3,964
                                            --------   --------   --------   --------    --------    --------   --------  --------
Operating income (expense) ...............        57        319      3,569       (888)        876      (2,665)     4,624     1,833
                                            ========   ========   ========   ========    ========    ========   ========  ========
Gain from discontinued operations, net ...        --         36         --         --          --          --         --        --
                                            ========   ========   ========   ========    ========    ========   ========  ========
Cumulative effect of change in
    accounting principle, net of tax .....    (1,655)        --         --         --          --          --         --        --
                                            ========   ========   ========   ========    ========    ========   ========  ========
Net earnings (loss) ......................  $ (1,560)  $    306   $  2,195   $   (419)   $    575    $ (1,376)  $  3,303  $  1,431
                                            ========   ========   ========   ========    ========    ========   ========  ========
Diluted earnings (loss) per share:
    Continuing operations ................  $   0.01   $   0.02   $   0.20   $  (0.04)   $   0.05    $  (0.11)  $   0.23  $   0.10
    Discontinued operations, net .........        --       0.01         --         --          --          --         --        --
    Cumulative effect of change in
        accounting principle .............     (0.16)        --         --         --          --          --         --        --
                                            --------   --------   --------   --------    --------    --------   --------  --------
        Net earnings (loss) ..............  $  (0.15)  $   0.03   $   0.20   $  (0.04)   $   0.05    $  (0.11)  $   0.23  $   0.10
                                            ========   ========   ========   ========    ========    ========   ========  ========

                                                                                 QUARTERS ENDED
                                                -----------------------------------------------------------------------------------
                                                JUNE 30,   SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,
                                                  2000       2000       2000      2001       2001       2001       2001      2002
                                                --------   ---------  --------  ---------  --------  ---------  --------  ---------
                                                                                   (RESTATED)
Gross margin percentage by revenue category:
    The Work Number services .................    68.9%      66.3%      68.3%     67.6%      69.5%      63.3%      65.9%     64.7%
     Unemployment cost management
        services .............................      --         --         --        --         --         --         --      46.9
    Human resources and benefits
        application services .................   (52.5)     (86.3)      61.0     (13.2)     (32.8)     (53.6)      59.1       5.7
    Customer premises systems ................     8.3       38.6       31.4     (56.8)      (6.1)      42.4       29.6    (121.8)
    Maintenance and support ..................    70.2       69.9       70.2      74.2       68.5       72.1       76.8      77.1

                                                                                 QUARTERS ENDED
                                                 ----------------------------------------------------------------------------------
                                                 JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,
                                                   2000       2000      2000      2001       2001      2001       2001      2002
                                                 --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                                                    (RESTATED)
PERCENTAGE OF TOTAL REVENUES:
Revenues:
    The Work Number services ..................    50.1%      50.4%     37.0%     62.9%      64.2%     67.3%      49.0%     67.7%
    Unemployment cost management services .....      --         --        --        --         --        --         --       7.6
    Human resources and benefits application
        services ..............................    10.4       11.4      41.7      16.3       14.5      12.9       39.6      13.9
    Customer premises systems .................    25.7       25.9      12.6       9.1       10.8       9.9        4.3       2.3
    Maintenance and support ...................    13.8       12.3       8.7      11.7       10.4       9.9        7.0       8.5
                                                 ------     ------    ------    ------     ------    ------     ------    ------
        Total revenues ........................   100.0      100.0     100.0     100.0      100.0     100.0      100.0     100.0
Cost of revenues ..............................    59.1       57.8      39.2      56.1       53.7      56.2       37.6      48.1
                                                 ------     ------    ------    ------     ------    ------     ------    ------
Gross margin ..................................    40.9       42.2      60.8      43.9       46.3      43.8       62.4      51.9
                                                 ------     ------    ------    ------     ------    ------     ------    ------
Operating expenses:
    Selling and marketing .....................    23.7       22.1      19.3      21.8       23.1      23.7       15.1      16.7
    General and administrative ................    16.5       16.6      12.6      14.3       14.0      20.5       14.2      18.8
    Intellectual property settlement ..........      --         --        --      17.3         --        --         --        --
    Restructuring charge ......................      --         --        --        --         --      26.5         --        --
                                                 ------     ------    ------    ------     ------    ------     ------    ------
        Total operating expenses ..............    40.2       38.7      31.9      53.4       37.1      70.7       29.3      35.5
                                                 ------     ------    ------    ------     ------    ------     ------    ------
Operating income ..............................     0.7        3.5      28.9      (9.5)       9.2     (26.9)      33.1      16.4
                                                 ======     ======    ======    ======     ======    ======     ======    ======
Gain from discontinued operations, net ........      --        0.4        --        --         --        --         --        --
                                                 ======     ======    ======    ======     ======    ======     ======    ======
Cumulative effect of change in accounting
    principle, net of tax .....................   (20.0)        --        --        --         --        --         --        --
                                                 ======     ======    ======    ======     ======    ======     ======    ======
Net earnings ..................................   (18.9)%      3.4%     17.8%     (4.5)%      6.1%    (13.9)%     23.6%     12.8%
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

Because of the seasonal variations of our human resources and benefits application services offerings, a greater number of clients have services available to them from October through December than during any other period during the year. As a result, revenues in our third fiscal quarter are substantially higher than in the other three quarters of the year. In fiscal 2001 and 2002, over fifty percent of annual revenues in this revenue line have been recorded in the third fiscal quarter. Revenues generated from our W-2 eXpress service are particularly affected by seasonality and are principally earned in our fourth fiscal quarter. Our revenues have increased on a quarter-by-quarter comparison in fiscal 2002 over fiscal 2001 due to the addition of new clients seeking to outsource non-core functions.

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

Our working capital was $14.2 million at March 31, 2001 and $3.0 million at March 31, 2002. Total working capital decreased in fiscal 2002 due principally to utilizing cash for our March 27, 2002 acquisitions.

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

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the GM Unemployment Compensation Business and Frick. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as such term is defined in the Loan Agreement), and other representations and warranties customarily included in secured credit facilities of this nature.

OTHER MATTERS

The Company is cooperating with a pending SEC investigation and is a defendant in pending lawsuits which are described in note 8 of our Notes to Unaudited Consolidated Financial Statements, which is incorporated by reference herein.

As described above, the Company is filing herewith restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully above under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed above, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

As a result of the delay in filing our Form 10-Q for the period ending September 30, 2002, The Nasdaq Stock Market notified us that effective Tuesday, November 26, 2002, the letter "E" would be appended to our trading symbol, signifying the delay. Similarly, The Nasdaq Stock Market informed us that we were not in compliance with the requirements of NASD Marketplace Rule 4310(c)(14) because we had not then filed the Form 10-Q. Our Form 10-Q for the period ending September 30, 2002 was filed on December 17, 2002.

On December 20, 2002, we participated in an appeal hearing before a Nasdaq Listing Qualifications Panel. Our potential delisting is stayed, pending the determination of the Panel, which may consider public interest and other factors. There can be no assurance that the panel will grant the request for continued listing of our common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


                                                                                                          PAGE
                                                                                                          ----
    TALX CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

    Report of KPMG LLP, Independent Auditors........................................................       36

    Consolidated Balance Sheets as of March 31, 2001 and 2002.......................................       37

    Consolidated Statements of Earnings for the years ended March 31, 2000, 2001 and 2002...........       38

    Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years
    ended March 31, 2000, 2001 and 2002.............................................................       39

    Consolidated Statements of Cash Flows for the years ended March 31, 2000, 2001 and 2002.........       41

    Notes to Consolidated Financial Statements......................................................       42

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated the accompanying consolidated balance sheets as of March 31, 2001 and 2002, the related consolidated statements of earnings for each of the years in the three year period ended March 31, 2002, and the related consolidated statements of shareholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended March 31, 2002.

As also discussed in Note 2 to the consolidated financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition.


/s/ KPMG LLP


St. Louis, Missouri
April 24, 2002, except as to Note 2, which is as of December 20, 2002

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                   (RESTATED)

                                                                                                      MARCH 31,
                                                                                               ------------------------
                                                                                                  2001           2002
                                                                                               ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents .............................................................     $   5,167      $  21,431
   Short-term investments ................................................................         4,558             --
   Accounts receivable, net ..............................................................         7,407         12,469
   Inventories ...........................................................................           627            104
   Work in progress, less progress billings ..............................................         1,043          1,377
   Prepaid expenses and other current assets .............................................         2,658          3,340
   Deferred tax assets, net ..............................................................         2,727          2,948
                                                                                               ---------      ---------
     Total current assets ................................................................        24,187         41,669
Property and equipment, net ..............................................................         5,160         11,357
Capitalized software development costs, net of amortization
   of $5,620 in 2001 and $966 in 2002 ....................................................         4,007          3,262
Goodwill .................................................................................            --        102,564
Other intangibles, net ...................................................................            --         19,175
Other assets .............................................................................            80          1,711
                                                                                               ---------      ---------
                                                                                               $  33,434      $ 179,738
                                                                                               =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capitalized lease obligations ......................................     $      --      $     156
   Current portion of long term debt .....................................................            --          8,000
   Accounts payable ......................................................................           495          1,200
   Accrued expenses and other liabilities ................................................         4,829         20,455
   Dividends payable .....................................................................           282            413
   Income taxes payable ..................................................................            24            814
   Deferred revenue ......................................................................         4,381          7,632
                                                                                               ---------      ---------
     Total current liabilities ...........................................................        10,011         38,670
Deferred tax liabilities, net ............................................................         1,101            371
Capitalized lease obligations, less current portion ......................................            --            152
Long term debt, less current portion .....................................................            --         22,000
Other long term liabilities ..............................................................            --          2,417
                                                                                               ---------      ---------
     Total liabilities ...................................................................        11,112         63,610
                                                                                               ---------      ---------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000 shares and
     no shares issued or outstanding at March 31, 2001 and 2002 ..........................            --             --
   Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding
     9,404,439 shares at March 31, 2001 and 13,909,714 shares at March 31, 2002 ..........            94            139
   Additional paid-in capital ............................................................        34,288        162,058
   Accumulated deficit ...................................................................       (12,028)       (44,007)
   Accumulated other comprehensive income:
     Unrealized gain on securities classified as available for sale, net of tax of $22 ...            35             --
   Treasury stock, at cost, 3,251 shares at March 31, 2001 and 120,951
     shares at March 31, 2002 ............................................................           (67)        (2,062)
                                                                                               ---------      ---------
     Total shareholders' equity ..........................................................        22,322        116,128
                                                                                               ---------      ---------
                                                                                               $  33,434      $ 179,738
                                                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                   (RESTATED)

                                                                                                YEARS ENDED MARCH 31,
                                                                                   ------------------------------------------------
                                                                                       2000              2001              2002
                                                                                   ------------      ------------      ------------
Revenues:
    The Work Number services ...................................................   $     12,328      $     19,149      $     27,184
    Unemployment cost management services ......................................             --                --               848
    Human resources and benefits application services ..........................          7,993             8,565             9,757
    Customer premises systems ..................................................         10,835             6,882             2,870
    Maintenance and support ....................................................          4,876             4,417             3,893
                                                                                   ------------      ------------      ------------
        Total revenues .........................................................         36,032            39,013            44,552
                                                                                   ------------      ------------      ------------
Cost of revenues:
    The Work Number services ...................................................          3,973             6,179             9,320
    Unemployment cost management services ......................................             --                --               450
    Human resources and benefits application services ..........................          4,460             6,956             7,530
    Customer premises systems ..................................................          8,388             5,790             2,652
    Maintenance and support ....................................................          1,367             1,275             1,028
    Inventory write-down .......................................................             --                --               307
                                                                                   ------------      ------------      ------------
        Total cost of revenues .................................................         18,188            20,200            21,287
                                                                                   ------------      ------------      ------------
        Gross margin ...........................................................         17,844            18,813            23,265
                                                                                   ------------      ------------      ------------
Operating expenses:
    Selling and marketing ......................................................          7,820             8,374             8,516
    General and administrative .................................................          5,477             5,767             7,454
    Intellectual property settlement ...........................................             --             1,612                --
    Restructuring charge .......................................................             --                --             2,627
                                                                                   ------------      ------------      ------------
        Total operating expenses ...............................................         13,297            15,753            18,597
                                                                                   ------------      ------------      ------------
        Operating income .......................................................          4,547             3,060             4,668
                                                                                   ------------      ------------      ------------
Other income, net:
    Interest income ............................................................             85               539             1,493
    Interest expense ...........................................................             (4)               --               (18)
    Other, net .................................................................              1                23                92
                                                                                   ------------      ------------      ------------
        Total other income, net ................................................             82               562             1,567
                                                                                   ------------      ------------      ------------
        Earnings from continuing operations before income tax expense and
           cumulative effect of change in accounting principle .................          4,629             3,622             6,235
Income tax expense .............................................................          1,862             1,481             2,302
                                                                                   ------------      ------------      ------------
        Earnings from continuing operations before cumulative effect of
           change in accounting principle ......................................          2,767             2,141             3,933
Discontinued operations:
    Gain on operations and  disposal of discontinued operations, net ...........            117                36                --
                                                                                   ------------      ------------      ------------
        Earnings before cumulative effect of change in accounting principle ....          2,884             2,177             3,933
Cumulative effect of change in accounting principle, net of taxes ..............             --            (1,655)               --
                                                                                   ------------      ------------      ------------
        Net earnings ...........................................................   $      2,884      $        522      $      3,933
                                                                                   ============      ============      ============

Basic earnings per share:
    Continuing operations ......................................................   $       0.28      $       0.21      $       0.31
    Discontinued operations, net ...............................................           0.01                --                --
    Cumulative effect of change in accounting principle, net ...................             --             (0.16)               --
                                                                                   ------------      ------------      ------------
        Net earnings ...........................................................   $       0.29      $       0.05      $       0.31
                                                                                   ============      ============      ============
Diluted earnings per share:
    Continuing operations ......................................................   $       0.26      $       0.19      $       0.29
    Discontinued operations, net ...............................................           0.01                --                --
    Cumulative effect of change in accounting principle, net ...................             --             (0.15)               --
                                                                                   ------------      ------------      ------------
        Net earnings ...........................................................   $       0.27      $       0.05      $       0.29
                                                                                   ============      ============      ============

Weighted average number of common shares outstanding:
    Basic ......................................................................     10,091,349        10,255,928        12,622,689
    Diluted ....................................................................     10,527,236        11,068,583        13,481,683


          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   YEARS ENDED MARCH 31, 2000, 2001, AND 2002
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                               ACCUMULATED
                                                     ADDITIONAL                   OTHER                                    TOTAL
                                            COMMON     PAID-IN   ACCUMULATED  COMPREHENSIVE  TREASURY   COMPREHENSIVE  SHAREHOLDERS'
                                            STOCK      CAPITAL     DEFICIT        INCOME      STOCK        INCOME         EQUITY
                                           --------  ----------  -----------  -------------  --------   -------------  -------------
BALANCE AT MARCH 31, 1999 ...............  $     55   $ 23,478    $ (3,432)     $     --     $     (6)                   $ 20,095
Net earnings and total
    comprehensive income ................        --         --       2,884            --           --   $       2,884       2,884
                                                                                                        -------------
Repurchase of 58,500 shares of
    common stock ........................        --         --          --            --         (481)                       (481)
Issuance of 61,065 shares of
    common stock and 41,598 shares
    of treasury stock upon exercise
    of stock options ....................         1        271        (143)           --          329                         458
Issuance of 29,959 shares of
    common stock and 17,850 shares
    of treasury stock under
    employee stock purchase plan ........        --        229         (35)           --          158                         352
Issuance of 20,407 shares of
    common stock upon exercise
    of warrants .........................        --         --          --            --           --                          --
                                           --------   --------    --------      --------     --------   -------------    --------
BALANCE AT MARCH 31, 2000 ...............        56     23,978        (726)           --           --                      23,308
Net earnings, restated ..................        --         --         522            --           --   $         522         522
Net unrealized gain on marketable
    equity securities ...................        --         --          --            35           --              35          35
                                                                                                        -------------
Total comprehensive income, restated ....                                                               $         557
                                                                                                        =============
Repurchase of 112,500 shares of
    common stock ........................        --         --          --            --       (1,928)                     (1,928)
Issuance of 42,293 shares of
    common stock and 90,867 shares
    of treasury stock upon exercise
    of stock options ....................         1        193      (1,167)           --        1,560                         587
Issuance of 13,316 shares of
    common stock and 19,286 shares
    of treasury stock under
    employee stock purchase plan ........        --        218         (34)           --          301                         485
Issuance of 39,895 shares of
    common stock upon exercise
    of warrants .........................        --         --          --            --           --                          --
Issuance of 563,935 shares of
    common stock and 838 shares of
    treasury stock upon 10% stock
    dividend ............................         6      9,863      (9,869)           --           --                          --
Issuance of 3,128,552 shares of
    common stock and 66 shares of
    treasury stock upon 3-for-2
    stock split .........................        31        (31)         --            --           --                          --
Income tax benefit from stock
    options exercised ...................        --         67          --            --           --                          67
Cash dividends ($0.08 per share) ........        --         --        (754)           --           --                        (754)
                                           --------   --------    --------      --------     --------                    --------
BALANCE AT MARCH 31, 2001 ...............  $     94   $ 34,288    $(12,028)     $     35     $    (67)                   $ 22,322
                                           ========   ========    ========      ========     ========                    ========

                                   (continued)

                        TALX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2000, 2001 AND 2002
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                   (CONTINUED)

                                                                           ACCUMULATED
                                                ADDITIONAL                    OTHER                                      TOTAL
                                     COMMON      PAID-IN   ACCUMULATED    COMPREHENSIVE   TREASURY    COMPREHENSIVE   SHAREHOLDERS'
                                      STOCK      CAPITAL     DEFICIT          INCOME        STOCK        INCOME          EQUITY
                                    ---------   ---------- -----------    -------------   ---------   -------------   -------------
BALANCE AT MARCH 31, 2001 ........  $      94   $  34,288   $ (12,028)     $      35      $     (67)                    $  22,322
Net earnings, restated ...........         --          --       3,933             --             --   $       3,933         3,933
Net unrealized loss on
    marketable equity
    securities ...................         --          --          --            (35)            --             (35)          (35)
                                                                                                      -------------
Total comprehensive income,
    restated .....................                                                                    $       3,898
                                                                                                      =============
Repurchase of 287,500 shares
    of common stock ..............         --          --          --             --         (5,486)                       (5,486)
Issuance of 74,109 shares of
    common stock and 95,742
    shares of treasury stock
    upon exercise of stock
    options ......................          1         373      (1,784)            --          2,125                           715
Issuance of 8,019 shares of
    common stock and 28,683
    shares of treasury stock
    under employee stock
    purchase plan ................         --         182         (66)            --            524                           640
Issuance of 67,667 shares of
    common stock and 45,375
    shares of treasury stock
    upon exercise of warrants ....         --          --        (667)            --            842                           175
Issuance of 1,263,626 shares of
    common stock upon 10% stock
    dividend .....................         13      31,831     (31,868)            --             --                           (24)
Issuance of 341,854 shares of
    common stock upon
    acquisitions .................          3      11,746          --             --             --                        11,749
Issuance of 2,750,000 shares
    of common stock upon
    secondary stock offering .....         28      82,373          --             --             --                        82,401
Income tax benefit from stock
    options exercised ............         --       1,265          --             --             --                         1,265
Cash dividends ($0.12 per
    share) .......................         --          --      (1,527)            --                                       (1,527)
                                    ---------   ---------   ---------      ---------      ---------                     ---------

BALANCE AT MARCH 31, 2002 ........  $     139   $ 162,058   $ (44,007)     $      --      $  (2,062)                    $ 116,128
                                    =========   =========   =========      =========      =========                     =========


          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED MARCH 31,
                                                                      ----------------------------------------
                                                                         2000           2001           2002
                                                                      ---------      ----------     ----------
                                                                                     (RESTATED)     (RESTATED)
Cash flows from operating activities:
   Net earnings .................................................     $   2,884      $     522      $   3,933
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization ..............................         4,145          4,615          3,911
     Inventory write-down .......................................            --             --            307
     Capitalized software write-down ............................            --             --          1,941
     Discontinued operations, net ...............................           859             --             --
     Deferred taxes .............................................         1,800         (1,110)          (782)
     Cumulative effect of change in accounting principle ........            --          1,655             --
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable ......................................        (1,428)           573          1,699
       Inventories ..............................................           430            205            216
       Work in progress, less progress billings .................           486          1,641             76
       Prepaid expenses and other current assets ................        (1,105)           (79)          (261)
       Other assets .............................................           (68)            60           (940)
       Accounts payable .........................................          (272)          (308)          (188)
       Accrued expenses and other liabilities ...................         1,056          2,092         (2,093)
       Income taxes payable .....................................            87            (18)         2,082
       Deferred revenue .........................................           317           (539)         1,444
                                                                      ---------      ---------      ---------
         Net cash provided by operating activities ..............         9,191          9,309         11,345
                                                                      ---------      ---------      ---------
Cash flows from investing activities:
   Additions to property and equipment ..........................        (1,678)        (1,819)        (1,606)
   Acquisitions, net of cash acquired ...........................            --             --       (102,477)
   Capitalized software development costs .......................        (1,818)        (2,766)        (2,357)
   Proceeds from maturity of short-term investments .............            --          3,000          5,365
   Proceeds from sale of short-term investments .................            --             --        233,097
   Purchases of short-term investments ..........................        (3,015)        (4,505)      (234,126)
                                                                      ---------      ---------      ---------
     Net cash used in investing activities ......................        (6,511)        (6,090)      (102,104)
                                                                      ---------      ---------      ---------
Cash flows from financing activities:
   Dividends paid ...............................................            --           (472)        (1,396)
   Borrowings under long-term debt facility .....................            --             --         30,000
   Issuance of common stock .....................................           810          1,072         83,905
   Repurchase of common stock ...................................          (481)        (1,928)        (5,486)
                                                                      ---------      ---------      ---------
     Net cash provided by (used in) financing activities ........           329         (1,328)       107,023
                                                                      ---------      ---------      ---------
     Net increase in cash and cash equivalents ..................         3,009          1,891         16,264
Cash and cash equivalents at beginning of year ..................           267          3,276          5,167
                                                                      ---------      ---------      ---------
Cash and cash equivalents at end of year ........................     $   3,276      $   5,167      $  21,431
                                                                      =========      =========      =========


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

     (i)  Revenue Recognition, Work in Progress and Deferred Revenue

Revenues from The Work Number are recognized in the period that they are earned, from transaction fees charged to users for verifications of employment history and income. Additionally, revenue for set up fees, monthly maintenance and employer conversion fees are recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met. Human resources and benefits application services revenue is primarily recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Because of seasonal variations of our service offerings, a greater number of clients have services available to them from October through December than during any other period during the year. As a result, revenues in our third fiscal quarter are substantially higher than in the other three quarters of the year. Historically, over fifty percent of annual revenues in this revenue line have been recorded in the third fiscal quarter. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for customization services of customer premises systems are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of The Work Number setup fees, as well as, Human Resources and Benefits Application Services, UC eXpress and maintenance fees. Commissions paid are deferred and expensed over the related service period.

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

(2)  RESTATEMENT OF FINANCIAL STATEMENTS

In response to inquiries made by the Securities and Exchange Commission during the course of its recent investigation, we commenced a review of the accounting treatment for two items in the year ended March 31, 2001. We have restated certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes has been restated from its original presentation. The two items reviewed were the accounting for a patent technology license agreement and the award of certain bonus payments to the executive officers. The $1.6 million paid in connection with the patent technology license entered into with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. in March 2001 had been recorded as an intangible asset and was being amortized over a 10-year period. We have decided to expense the entire amount in the March 2001 quarter. Certain bonus payments to the executive officers, recommended by the compensation committee and approved by the board of directors on May 15, 2001, totaling approximately $158,000, had been reflected as an expense related to the quarter ended June 30, 2001. We have decided to record the entire expense in the quarter ended March 31, 2001.

The effect of these restatements is to reduce earnings for the year ended March 31, 2001 by $1.1 million, after income tax, and to increase earnings over the following 10-year period by the same dollar amount in the aggregate.

Independent of the SEC investigation, we have also considered recent guidance from the SEC staff concerning the accounting for service transactions across many industries, and have restated certain revenues, as well as attendant costs, in the Human Resources and Benefits Application Services and The Work Number Services revenue lines. This guidance requires, for certain of our contracts, revenues to be recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Previously, we had consistently recorded revenues as services were provided. During 2001, the Company changed its method of accounting for these service transactions to be in accordance with Staff Accounting Bulletin (SAB) No. 101. The Company has retroactively adopted SAB 101 as of April 1, 2000, and has recorded a cumulative effect adjustment of $1.7 million, net of tax of $1.1 million, in 2001 to reflect the application of the new accounting. The cumulative effect adjustment was computed based on revenue of $2.9 million, and related commission expense of $175,000, initially recognized in 2000 and prior years that was delayed to 2001 and future periods under SAB 101. The impact of this change on 2001 results was a decrease in earnings from continuing operations of $1.1 million, or $0.10 diluted earnings per share.

Additionally, during the course of the review into these matters, we identified an inaccuracy in the method of computing the weighted average shares outstanding used for the computation of diluted earnings per share.

The following tables indicate the impact of all restatements to our statements of operations and balance sheets. The restatements had no impact on our cash flows from operations, investing activities or financing activities.

                                                                                           FISCAL 2001
                                                                 --------------------------------------------------------------
                                                                  June 30,    Sept. 30,     Dec. 31,    March 31,
                                                                    2000         2000         2000         2001        Total
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS RESTATED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                         4,145        4,568        4,580        5,856       19,149
     Human resources and benefits application services                  856        1,031        5,158        1,520        8,565
   Cost of revenues:                                                                                                         --
     The Work Number services                                         1,291        1,540        1,452        1,896        6,179
     Human resources and benefits application services                1,305        1,921        2,010        1,720        6,956
   Gross margin                                                       3,384        3,822        7,516        4,088       18,813
   Operating expenses:                                                                                                       --
     Selling and marketing                                            1,959        2,003        2,381        2,031        8,374
     General and administrative                                       1,368        1,500        1,566        1,333        5,767
     Intellectual property settlement                                    --           --           --        1,612        1,612
   Operating income (loss)                                               57          319        3,569         (888)       3,060
   Total other income (expense), net                                    121          129          134          180          562
   Earnings (loss) before income tax expense and cumulative
     effect of change in accounting principle                           178          448        3,703         (708)       3,622
   Income tax expense (benefit)                                          83          178        1,508         (289)       1,481
   Net earnings (loss) before cumulative effect of change
     in accounting principle                                             95          306        2,195         (419)       2,177
   Cumulative effect of change in accounting principle               (1,655)          --           --           --       (1,655)
   Net earnings (loss)                                               (1,560)         306        2,195         (419)         522
                                                                 ==========   ==========   ==========   ==========   ==========

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                                  0.01         0.03         0.20        (0.04)        0.20
     Cumulative effect of change in accounting principle              (0.16)          --           --           --        (0.15)
                                                                 ----------   ----------   ----------   ----------   ----------
     Net earnings (loss)                                              (0.15)        0.03         0.20        (0.04)        0.05
                                                                 ==========   ==========   ==========   ==========   ==========

   Diluted Shares                                                10,189,484   10,930,813   11,175,945   10,336,701   11,068,583
                                                                 ==========   ==========   ==========   ==========   ==========

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                         2,122        1,880        1,979        1,043
     Prepaid expenses and other current assets                        1,475        1,720        1,550        2,658
     Deferred tax assets, net                                         1,986        2,502        1,874        2,727
     Total current assets                                            20,572       20,956       22,576       24,187
     Other assets                                                       128          125          112           80
     Total assets                                                    29,888       30,674       32,240       33,434
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                             929        1,457        1,673        4,829
     Deferred revenue                                                 5,172        5,906        4,353        4,381
     Total current liabilities                                        7,222        8,442        8,062       10,011
     Total liabilities                                                8,459        9,602        9,235       11,112
     Accumulated deficit                                             (2,648)     (12,906)     (11,192)     (12,028)
     Total shareholders' equity                                      21,429       21,072       23,005       22,322

                                                                                           FISCAL 2001
                                                                 --------------------------------------------------------------
                                                                  June 30,    Sept. 30,     Dec. 31,    March 31,
                                                                    2000         2000         2000         2001        Total
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS ORIGINALLY RECORDED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                         4,132        4,531        4,635        5,796       19,094
     Human resources and benefits application services                2,061        2,806        3,490        2,338       10,694
   Cost of revenues:                                                                                                         --
     The Work Number services                                         1,291        1,540        1,452        1,896        6,179
     Human resources and benefits application services                1,305        1,921        2,009        1,720        6,956
   Gross margin                                                       4,576        5,560        5,904        4,846       20,887
   Operating expenses:                                                                                                       --
     Selling and marketing                                            2,055        2,144        2,249        2,094        8,542
     General and administrative                                       1,368        1,500        1,566        1,175        5,609
     Intellectual property settlement                                    --           --           --           --           --
   Operating income (loss)                                            1,153        1,916        2,089        1,577        6,736
   Total other income (expense), net                                    121          129          134          180          562
   Earnings (loss) before income tax expense and cumulative
     effect of change in accounting principle                         1,274        2,045        2,223        1,757        7,298
   Income tax expense (benefit)                                         533          833          902          722        2,990
   Net earnings (loss) before cumulative effect of change
     in accounting principle                                            741        1,248        1,321        1,035        4,345
   Cumulative effect of change in accounting principle                   --           --           --           --           --
   Net earnings (loss)                                                  741        1,248        1,321        1,035        4,345
                                                                 ==========   ==========   ==========   ==========   ==========

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                                  0.07         0.12         0.13         0.10         0.41
     Cumulative effect of change in accounting principle                 --           --           --           --           --
                                                                 ----------   ----------   ----------   ----------   ----------
     Net earnings (loss)                                               0.07         0.12         0.13         0.10         0.41
                                                                 ==========   ==========   ==========   ==========   ==========

   Diluted Shares                                                10,446,309   10,448,098   10,555,882   10,658,398   10,527,172
                                                                 ==========   ==========   ==========   ==========   ==========

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                         3,074        3,309        3,197        2,905
     Prepaid expenses and other current assets                        1,205        1,309        1,270        2,313
     Deferred tax assets, net                                           476          338          317          159
     Total current assets                                            19,744       19,810       21,957       23,136
     Other assets                                                       128          125          112        1,692
     Total assets                                                    29,060       29,528       31,621       33,995
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                             929        1,457        1,673        4,670
     Deferred revenue                                                 2,042        1,516        1,365        1,278
     Total current liabilities                                        4,092        4,052        5,074        6,749
     Total liabilities                                                5,330        5,212        6,247        7,850
     Accumulated deficit                                               (347)      (9,662)      (8,822)      (8,205)
     Total shareholders' equity                                      23,730       24,316       25,375       26,145

                                                                                            FISCAL 2002
                                                                 --------------------------------------------------------------
                                                                  June 30,    Sept. 30,     Dec. 31,    March 31,
                                                                    2001         2001         2001         2002        Total
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS RESTATED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                         6,103        6,659        6,856        7,566       27,184
     Human resources and benefits application services                1,380        1,281        5,543        1,553        9,757
   Cost of revenues:                                                                                                         --
     The Work Number services                                         1,864        2,447        2,335        2,674        9,320
     Human resources and benefits application services                1,832        1,968        2,265        1,465        7,530
   Gross margin                                                       4,401        4,338        8,729        5,797       23,265
   Operating expenses:                                                                                                       --
     Selling and marketing                                            2,190        2,347        2,113        1,866        8,516
     General and administrative                                       1,335        2,029        1,992        2,098        7,454
     Intellectual property settlement                                    --           --           --           --           --
   Operating income (loss)                                              876       (2,665)       4,624        1,833        4,668
   Total other income (expense), net                                    123          476          564          404        1,567
   Earnings (loss) before income tax expense and cumulative
     effect of change in accounting principle                           999       (2,189)       5,188        2,237        6,235
   Income tax expense (benefit)                                         424         (813)       1,885          806        2,302
   Net earnings (loss) before cumulative effect of change
     in accounting principle                                            575       (1,376)       3,303        1,431        3,933
   Cumulative effect of change in accounting principle                   --           --           --           --           --
   Net earnings (loss)                                                  575       (1,376)       3,303        1,431        3,933
                                                                 ==========   ==========   ==========   ==========   ==========

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                                  0.05        (0.11)        0.23         0.10         0.29
     Cumulative effect of change in accounting principle                 --           --           --           --           --
                                                                 ----------   ----------   ----------   ----------   ----------
     Net earnings (loss)                                               0.05        (0.11)        0.23         0.10         0.29
                                                                 ==========   ==========   ==========   ==========   ==========

   Diluted Shares                                                11,409,587   12,592,057   14,468,025   14,499,913   13,481,683
                                                                 ==========   ==========   ==========   ==========   ==========

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                         1,227        1,299          849        1,377
     Prepaid expenses and other current assets                        3,489        4,833        3,035        3,340
     Deferred tax assets, net                                         3,072        3,589        2,904        2,948
     Total current assets                                            22,635      107,669      105,568       41,669
     Other assets                                                        70           62           57        1,711
     Total assets                                                    32,111      126,965      124,807      179,738
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                           1,156        2,457        2,100       20,455
     Deferred revenue                                                 5,308        7,232        6,323        7,632
     Total current liabilities                                        7,518       11,156        9,563       38,670
     Total liabilities                                                8,636       12,025        9,880       63,610
     Accumulated deficit                                            (11,794)     (45,456)     (44,814)     (44,007)
     Total shareholders' equity                                      23,475      114,940      114,927      116,128

                                                                                            FISCAL 2002
                                                                 --------------------------------------------------------------
                                                                  June 30,    Sept. 30,     Dec. 31,    March 31,
                                                                    2001         2001         2001         2002        Total
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS ORIGINALLY RECORDED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                         6,072        6,666        7,186        7,488       27,412
     Human resources and benefits application services                2,580        2,924        3,416        1,878       10,797
   Cost of revenues:                                                                                                         --
     The Work Number services                                         1,884        2,468        2,356        2,695        9,403
     Human resources and benefits application services                1,853        1,988        2,286        1,484        7,610
   Gross margin                                                       5,529        5,947        6,890        6,004       24,370
   Operating expenses:                                                                                                       --
     Selling and marketing                                            2,260        2,447        2,007        1,882        8,596
     General and administrative                                       1,493        2,029        1,992        2,099        7,612
     Intellectual property settlement                                    --           --           --           --           --
   Operating income (loss)                                            1,776       (1,156)       2,891        2,023        5,535
   Total other income (expense), net                                    123          476          564          404        1,567
   Earnings (loss) before income tax expense and cumulative
     effect of change in accounting principle                         1,899         (680)       3,455        2,427        7,102
   Income tax expense (benefit)                                         750         (258)       1,245          875        2,612
   Net earnings (loss) before cumulative effect of change
     in accounting principle                                          1,149         (422)       2,210        1,552        4,490
   Cumulative effect of change in accounting principle                   --           --           --           --           --
   Net earnings (loss)                                                1,149         (422)       2,210        1,552        4,490
                                                                 ==========   ==========   ==========   ==========   ==========

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                                  0.11        (0.03)        0.16         0.11         0.34
     Cumulative effect of change in accounting principle                 --           --           --           --           --
                                                                 ----------   ----------   ----------   ----------   ----------
     Net earnings (loss)                                               0.11        (0.03)        0.16         0.11         0.34
                                                                 ==========   ==========   ==========   ==========   ==========

   Diluted Shares                                                10,918,572   12,592,057   14,049,056   14,097,402   13,021,313
                                                                 ==========   ==========   ==========   ==========   ==========

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                         3,383        3,307        1,964        2,595
     Prepaid expenses and other current assets                        3,077        4,321        2,629        2,917
     Deferred tax assets, net                                           179          140           94           70
     Total current assets                                            21,486      105,716      103,467       39,586
     Other assets                                                     1,640        1,591        1,545        3,158
     Total assets                                                    32,531      126,541      124,193      179,101
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                           1,155        2,457        2,100       20,455
     Deferred revenue                                                 1,331        1,455        1,452        2,616
     Total current liabilities                                        3,540        5,380        4,692       33,654
     Total liabilities                                                4,658        6,249        5,008       58,594
     Accumulated deficit                                             (7,396)     (40,104)     (40,556)     (39,628)
     Total shareholders' equity                                      27,873      120,292      119,185      120,507

                                                                                        FISCAL 2003
                                                                                        -----------
                                                                                         June 30,
                                                                                           2002
                                                                                        -----------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS RESTATED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                                                7,617
     Human resources and benefits application services                                       1,445
   Cost of revenues:
     The Work Number services                                                                2,815
     Human resources and benefits application services                                       1,588
   Gross margin                                                                             14,423
   Operating expenses:
     Selling and marketing                                                                   4,863
     General and administrative                                                              5,855
     Intellectual property settlement                                                           --
   Operating income (loss)                                                                   3,705
   Total other income (expense), net                                                          (331)
   Earnings (loss) before income tax expense and cumulative
     effect of change in accounting principle                                                3,374
   Income tax expense (benefit)                                                              1,299
   Net earnings (loss) before cumulative effect of change
     in accounting principle                                                                 2,075
   Cumulative effect of change in accounting principle                                          --
   Net earnings (loss)                                                                       2,075
                                                                                        ==========

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                                                         0.14
     Cumulative effect of change in accounting principle                                        --
                                                                                        ----------
     Net earnings (loss)                                                                      0.14
                                                                                        ==========

   Diluted Shares                                                                       14,399,979
                                                                                        ==========

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                                                1,284
     Prepaid expenses and other current assets                                               3,822
     Deferred tax assets, net                                                                3,287
     Total current assets                                                                   29,559
     Other assets                                                                            1,642
     Total assets                                                                          170,080
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                                                  8,498
     Deferred revenue                                                                        8,745
     Total current liabilities                                                              28,325
     Total liabilities                                                                      51,356
     Accumulated deficit                                                                   (43,954)
     Total shareholders' equity                                                            118,724

                                                                                                FISCAL 2003
                                                                                                -----------
                                                                                                 June 30,
                                                                                                   2002
                                                                                                -----------
                                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS ORIGINALLY RECORDED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services                                                                        7,804
     Human resources and benefits application services                                               2,097
   Cost of revenues:
     The Work Number services                                                                        2,836
     Human resources and benefits application services                                               1,608
   Gross margin                                                                                     15,221
   Operating expenses:
     Selling and marketing                                                                           4,918
     General and administrative                                                                      5,854
     Intellectual property settlement                                                                   --
   Operating income (loss)                                                                           4,449
   Total other income (expense), net                                                                  (331)
   Earnings (loss) before income tax expense and cumulative
     effect of change in accounting principle                                                        4,118
   Income tax expense (benefit)                                                                      1,585
   Net earnings (loss) before cumulative effect of change
     in accounting principle                                                                         2,533
   Cumulative effect of change in accounting principle                                                  --
   Net earnings (loss)                                                                               2,533
                                                                                                ==========

   Earnings (Loss) per share:
     Earnings (Loss) before cumulative effect of
       change in accounting principle                                                                 0.18
     Cumulative effect of change in accounting principle                                                --
                                                                                                ----------
     Net earnings (loss)                                                                              0.18
                                                                                                ==========

   Diluted Shares                                                                               14,166,757
                                                                                                ==========

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings                                                        2,817
     Prepaid expenses and other current assets                                                       3,344
     Deferred tax assets, net                                                                          122
     Total current assets                                                                           27,449
     Other assets                                                                                    3,047
     Total assets                                                                                  169,375
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities                                                          8,498
     Deferred revenue                                                                                3,203
     Total current liabilities                                                                      22,783
     Total liabilities                                                                              45,814
     Accumulated deficit                                                                           (39,118)
     Total shareholders' equity                                                                    123,561

(3)  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                                                     MARCH 31,
                                                                                             ------------------------
                                                                                                2001           2002
                                                                                             --------        --------
                                                                                                   (IN THOUSANDS)
        Accounts receivable.............................................................     $  7,632        $ 13,011
        Less allowance for doubtful accounts............................................          225             542
                                                                                             --------        --------
                                                                                             $  7,407        $ 12,469
                                                                                             ========        ========

Billings to customers are made in accordance with the terms of the individual contracts.

The following table represents activity within our allowance for doubtful accounts for the years ended March 31, 2000 and 2001:

                                                                                                          (IN THOUSANDS)
                                                                                                          --------------
        Balance at March 31, 1999 .......................................................................    $    155
            Additions....................................................................................         346
            Write-offs...................................................................................        (131)
                                                                                                             --------
        Balance at March 31, 2000 .......................................................................    $    370
            Additions....................................................................................         462
            Write-offs...................................................................................        (607)
                                                                                                             --------
        Balance at March 31, 2001........................................................................         225
            Acquisitions.................................................................................         362
            Additions....................................................................................         505
            Write-offs...................................................................................        (550)
                                                                                                             --------
        Balance at March 31, 2002........................................................................    $    542
                                                                                                             ========

(4)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                 RANGE OF
                                                                                 ESTIMATED             MARCH 31,
                                                                                USEFUL LIVES   ------------------------
                                                                                (IN YEARS)       2001            2002
                                                                                ------------   ----------    ----------
                                                                                                     (IN THOUSANDS)
        Computer equipment...............................................         3-5          $    5,611    $   13,404
        Office furniture and equipment...................................         5-10                970         1,315
        External software................................................         3-5               1,303         2,074
        Leasehold improvements...........................................         3-10              3,667         3,882
                                                                                               ----------    ----------
                                                                                                   11,551        20,675
        Less accumulated depreciation and amortization...................                           6,391         9,318
                                                                                               ----------    ----------
                                                                                               $    5,160    $   11,357
                                                                                               ==========    ==========

(5)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs and amortization of capitalized software development costs for the years ended March 31, 2000, 2001 and 2002 were as follows:

                                                                                               MARCH 31,
                                                                                ------------------------------------
                                                                                  2000          2001           2002
                                                                                --------     ---------     ---------
                                                                                          (IN THOUSANDS)
        Product development costs charged to general and
           administrative expenses.........................................     $    369     $     405     $     381
                                                                                ========     =========     =========
        Amortization of capitalized software development costs
           charged to cost of revenues.....................................     $  2,239     $   2,159     $   1,161
                                                                                ========     =========     =========
        Write-offs of capitalized software development costs...............     $     --     $      --     $   1,941
                                                                                ========     =========     =========

(6)  ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

On March 27, 2002, our subsidiary, Garcia Acquisition Sub, Inc. ("Garcia"), purchased certain of the assets and assumed certain of the liabilities of the unemployment cost management services business (the "GM Unemployment Compensation Business") of GatesMcDonald & Company, a subsidiary of Nationwide Mutual Insurance Company. The GM Unemployment Compensation Business provides unemployment cost management services to a broad range of employers.

The cost of the acquisition was $44.3 million, including transaction costs and was paid in cash, a portion of which was financed with borrowings under our term note agreement (see Note 7). The asset purchase agreement provides for GatesMcDonald & Company to indemnify us for certain existing liabilities and obligations of the business, subject to certain limitations. An escrow account, to be maintained by a bank pursuant to the terms of an escrow agreement, is also available for a fifteen-month period following the date of the asset purchase agreement to satisfy the indemnification obligations of GatesMcDonald & Company under the asset purchase agreement, subject to certain limitations contained in the asset purchase agreement. For such purposes, four million dollars ($4,000,000) of the purchase price was paid into the escrow account. The indemnification obligations of GatesMcDonald & Company with respect to tax and certain employee benefit matters terminate upon the expiration of the applicable statutes of limitation, authorization and title indemnification obligations terminate after two years and all other indemnification obligations terminate 15 months from the date of the asset purchase agreement. The parties executed several ancillary agreements in connection with the asset purchase agreement in order to provide for the orderly transition of the GM Unemployment Compensation Business and the employees of such Business from GatesMcDonald & Company to us. These ancillary documents included a transition services agreement, an intellectual property license agreement, a lease services agreement and an employee services agreement. This acquisition was accounted for under the purchase method, and is included in our results of operations for the period beginning March 27, 2002 and ending March 31, 2002. We expect that 100% of the goodwill recorded with this transaction will be deductible for tax purposes.

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

                                                                    GM UNEMPLOYMENT
                                                                     COMPENSATION
                                               TI3         FRICK        BUSINESS       TOTALS
                                             --------     --------  ---------------   --------
                                                              (IN THOUSANDS)
    Cash and cash equivalents ..........     $    569     $  2,681     $     --       $  3,250
    Accounts receivable, net ...........          373        3,291        3,097          6,761
    Other current assets ...............           21          810           --            831
    Property and equipment, net ........          213        6,286          595          7,094
    Goodwill ...........................       10,994       62,205       29,365        102,564
    Other intangibles ..................          570        7,358       11,329         19,257
    Other assets .......................          388          173          518          1,079
                                             --------     --------     --------       --------
       Total assets acquired ...........       13,128       82,804       44,904        140,836
                                             --------     --------     --------       --------
    Current liabilities ................          454        2,567          601          3,622
    Other long term liabilities ........           --          569           --            569
                                             --------     --------     --------       --------
       Total liabilities assumed .......          454        3,136          601          4,191
                                             --------     --------     --------       --------
       Net assets acquired .............     $ 12,674     $ 79,668     $ 44,303       $136,645
                                             ========     ========     ========       ========

The following table summarizes other intangible asset activity for fiscal 2002. We are currently in the process of obtaining third-party valuations of certain intangible assets; thus, the following amounts are subject to refinement.

                                             CUSTOMER               CUSTOMER
                                               BASE      SOFTWARE   RECORDS       TOTALS
                                             --------    --------   --------     -------
                                                           (IN THOUSANDS)
Balance at March 31, 2001 ..............     $    --     $    --     $    --     $    --
Amounts acquired .......................      16,904         153       2,200      19,257
Amortization ...........................          44          38           1          83
                                             -------     -------     -------     -------
   Balance at March 31, 2002 ...........     $16,860     $   115     $ 2,199     $19,174
                                             =======     =======     =======     =======

Weighted Average Lives .................       14.82        3.00       20.00
                                             =======     =======     =======

The following unaudited pro forma summarized results of operations for the annual periods ended March 31, 2001 and 2002 for TALX and Ti3, Inc. and December 31, 2000 and 2001 for The Frick Company and the GM Unemployment Compensation Business. These financial statements were prepared as though all three acquisitions occurred on April 1, 2000 (in thousands, except per share amounts):

                                                                                MARCH 31,
                                                                      -------------------------
                                                                         2001          2002
                                                                      -----------   -----------
                                                                       (RESTATED)    (RESTATED)
     Total revenue.................................................   $   108,640   $   117,663
                                                                      ===========   ===========
     Operating income..............................................         7,100         9,251
                                                                      ===========   ===========
     Net earnings..................................................         1,730         4,943
                                                                      ===========   ===========

     Earnings per share:
       Basic.......................................................   $      0.16   $      0.39
       Diluted.....................................................          0.15          0.37

     Weighted average number of shares outstanding:
       Basic.......................................................        10,632        12,623
       Diluted.....................................................        11,445        13,482

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combining the operations.

Prior to restatement, total revenue, operating income, net earnings, basic earnings per share, diluted earnings per share and diluted weighted shares were reported as (in thousands, except per share information) $110,714, $10,776, $5,553, $0.52, $0.51 and 10,903 for 2001 and $118,931, $10,118, $5,500, $0.44,
$0.42 and 13,021 for 2002, respectively.

(7)  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities for the years ended March 31, 2001 and 2002 consist of the following:

                                                                     MARCH 31,
                                                             -----------------------
                                                               2001          2002
                                                             ---------     ---------
                                                                   (IN THOUSANDS)
                                                                     (RESTATED)
        Accrued acquisition costs.......................     $      --     $  17,298
        Accrued compensation and benefits...............         2,500         2,032
        Accrued license costs...........................         1,512            --
        Other...........................................           817         1,125
                                                             ---------     ---------
                                                             $   4,829     $  20,455
                                                             =========     =========

Prior to restatement, other accrued expenses and total accrued expenses were $658,000 and $4,670,000, respectively, for 2001.

(8)  LONG-TERM DEBT

Long-term debt at March 31, 2001 and 2002 consisted of:

                                                                              MARCH 31,
                                                                      -----------------------
                                                                        2001          2002
                                                                      ---------     ---------
                                                                          (IN THOUSANDS)
        Borrowings under term note...............................     $      --     $  30,000
             Less current portion................................            --         8,000
                                                                      ---------     ---------
        Long-term debt............................................    $      --     $  22,000
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

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the GM Unemployment Compensation Business and Frick. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as such term is defined in the Loan Agreement), and other representations and warranties customarily included in secured credit facilities of this nature.

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

                                                                                         CAPITAL     OPERATING
                                                                                         LEASES       LEASES
                                                                                         -------     ---------
                                                                                            (IN THOUSANDS)
Fiscal Year:
   2003 ..............................................................                   $   172     $  5,074
   2004 ..............................................................                       131        4,415
   2005 ..............................................................                        24        3,733
   2006 ..............................................................                        --        3,546
   2007 ..............................................................                        --        1,680
   Thereafter ........................................................                        --          486
                                                                                         -------     --------
Total minimum lease payments .........................................                       327     $ 18,934
                                                                                                     ========
   Less amount representing interest .................................                        19
                                                                                         -------
Total present value of minimum capital lease payments ................                       308
   Less current portion ..............................................                       156
                                                                                         -------
Long-term capital lease obligations ..................................                   $   152
                                                                                         =======

(10)  INCOME TAXES

Income tax expense consists of the following:

                                                                              MARCH 31,
                                                                -----------------------------------
                                                                  2000         2001         2002
                                                                --------    ----------   ----------
                                                                         (IN THOUSANDS)
                                                                            (RESTATED)   (RESTATED)
Current:
   Federal .................................................     $    52     $ 3,006      $ 2,412
   State and local .........................................          11         644          840
Deferred:
   Federal .................................................       1,510      (1,786)        (705)
   State and local .........................................         289        (383)        (245)
                                                                 -------     -------      -------
     Income tax expense before discontinued operations .....       1,862       1,481        2,302
Discontinued operations ....................................          70          24           --
                                                                 -------     -------      -------
   Total income tax expense ................................     $ 1,932     $ 1,505      $ 2,302
                                                                 =======     =======      =======

Prior to restatement, current federal, current state and local, deferred federal, deferred state and local, income tax expense before discontinued operations and total income tax expense were reported as (in thousands) $2,188, $404, $336, $62, $2,990 and $3,014 for 2001 and $2,318, $756, ($348), ($114),
$2,612 and $2,612 for 2002, respectively.

Income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to earnings from continuing operations before income tax expense as a result of the following:

                                                                                        MARCH 31,
                                                                            ----------------------------------
                                                                              2000        2001         2002
                                                                            ---------  ----------    ---------
                                                                                     (IN THOUSANDS)
                                                                                       (RESTATED)    (RESTATED)
Computed "expected" tax expense ........................................     $ 1,574     $ 1,244     $ 2,119
Increase (decrease) in income taxes resulting from:
   State and local income taxes, net of federal income tax benefit .....         198         172         394
   Travel and entertainment ............................................          29          53          54
   Tax exempt interest .................................................          --          --        (302)
   Other, net ..........................................................          61          12          37
                                                                             -------     -------     -------
                                                                             $ 1,862     $ 1,481     $ 2,302
                                                                             =======     =======     =======

Prior to restatement, computed "expected" tax expense, state and local income taxes, travel and entertainment and other, net were recorded as (in thousands) $2,481, $308, $30, $0, $171 and $2,990 for 2001 and $2,415, $424, $60, ($300),
$13 and $2,612 for 2002, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001 and 2002 are presented below:

                                                                     MARCH 31,
                                                               ----------------------
                                                                  2001       2002
                                                               ----------  ----------
                                                                  (IN THOUSANDS)
                                                               (RESTATED)  (RESTATED)
Deferred tax assets:
   Allowance for doubtful accounts .........................     $   87     $   54
   Accrual for incentive compensation ......................         65         --
   Intellectual property settlement ........................        661        551
   Valuation allowance on inventory ........................         24         --
   Accrual for compensated absences ........................         71         94
   Deferred revenue ........................................      1,842      2,365
   Net operating loss carryforwards ........................         --        542
   Differences in depreciation and amortization ............        442        635
   Tax credit carryforwards ................................        176         --
                                                                 ------     ------
     Total deferred tax assets .............................      3,368      4,241
                                                                 ------     ------
Deferred tax liabilities:
   Differences in capitalized software development cost
     methods ...............................................      1,543      1,256
   Differences in intangible asset amortization methods ....         --        193
   Differences in expense recognition methods ..............        199        215
                                                                 ------     ------
     Total deferred tax liabilities ........................      1,742      1,664
                                                                 ------     ------
     Net deferred tax liabilities ..........................     $1,626     $2,577
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

Prior to restatement, accrual for incentive compensation, intellectual property settlement, deferred revenue, total deferred tax assets and net deferred tax liabilities were reported as (in thousands) $0, $0, $0, $800 and ($942) for 2001 and $0, $0, $38, $1,363 and ($301) for 2002, respectively.

(11)  RESTRUCTURING CHARGES AND INVENTORY WRITE-DOWN

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

(12)  SHAREHOLDERS' EQUITY

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

Activity under the plans for the three years ended March 31, 2002 is as follows:

                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                     SHARES      EXERCISE PRICE
                                                                                   -----------   --------------
Outstanding at March 31, 1999.................................................         998,621         2.87
Granted -- 2000...............................................................         343,398         4.61
Cancelled -- 2000.............................................................         (63,830)        3.67
Exercised -- 2000.............................................................        (181,151)        2.45
                                                                                   -----------
Outstanding at March 31, 2000.................................................       1,097,038         3.43
Granted -- 2001...............................................................         321,303         8.51
Cancelled -- 2001.............................................................         (56,858)        5.35
Exercised -- 2001.............................................................        (229,075)        2.56
                                                                                   -----------
Outstanding at March 31, 2001.................................................       1,132,408         4.98
Granted -- 2002...............................................................         446,502        23.25
Cancelled -- 2002.............................................................          (6,029)       17.16
Exercised -- 2002.............................................................        (175,038)        4.03
                                                                                   -----------
Outstanding at March 31, 2002.................................................       1,397,843        10.88
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

                                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                          -------------------------------------------------  ------------------------------
                                                          WEIGHTED AVERAGE
                                                              REMAINING        WEIGHTED                          WEIGHTED
                                           NUMBER OF      CONTRACTUAL LIFE      AVERAGE      NUMBER OF          AVERAGE
           RANGE OF EXERCISE PRICE          SHARES             (YEARS)       EXERCISE PRICE    SHARES        EXERCISE PRICE
          ---------------------------     -----------    ------------------- --------------  ----------      --------------
          $   0.00 --    3.12........         267,374           5.5             $  2.83         130,921          $  2.80
              3.12 --    6.23........         393,325           5.9                4.14         174,575             4.04
              6.23 --    9.35........         277,275           8.1                8.28          41,646             8.28
              9.35 --   12.46........          10,892           4.0               10.47          10,892            10.47
             12.46 --   18.69........          30,000           9.6               16.90              --               --
             18.69 --   21.81........          10,325           9.3               19.91           1,265            19.43
             21.81 --   24.92........         287,651           8.9               22.90              --               --
             24.92 --   28.04........         110,001           9.1               25.20              --               --
             28.04 --   31.15........          11,000           9.3               31.15              --               --
                                          -----------                                        ----------
                                            1,397,843                                           359,299
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

Additionally, as of March 31, 2002, the Company had 45,375 outstanding warrants at a weighted average exercise price of $4.82.

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

(13)  BUSINESS SEGMENTS

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

Summarized financial information concerning our reportable operating segments are shown in the following table for the periods indicated:

                                                                          PAYROLL-BASED
                                                                          SERVICES AND       UNEMPLOYMENT COST
                                                                            SOFTWARE        MANAGEMENT SERVICES       TOTAL
                                                                          -------------     -------------------     ----------
                                                                                              (IN THOUSANDS)
                                                                                                (RESTATED)
      MARCH 31, 2000
      Revenues..................................................          $    36,032          $       --           $   36,032
      Income from operations....................................                4,547                  --                4,547
      Total assets..............................................               30,133                  --               30,133
      Depreciation and amortization.............................                4,145                  --                4,145
      Capital expenditures......................................                1,678                  --                1,678

      MARCH 31, 2001
      Revenues..................................................          $    39,013          $       --           $   39,013
      Income from operations....................................                3,060                  --                3,060
      Total assets..............................................               33,434                  --               33,434
      Depreciation and amortization.............................                4,615                  --                4,615
      Capital expenditures......................................                1,819                  --                1,819

      MARCH 31, 2002
      Revenues..................................................          $    43,704          $      848           $   44,552
      Income from operations....................................                4,514                 154                4,668
      Total assets..............................................               52,103             127,635              179,738
      Depreciation and amortization.............................                3,801                 110                3,911
      Capital expenditures......................................                1,606                  --                1,606

Prior to our restatements, Payroll-Based Services and Software revenues, income from operations and total assets were recorded as (in thousands) $41,087, $6,736 and $33,995 for 2001 and $44,972, $5,381 and $51,466 for 2002, respectively.

(14)  DISCONTINUED OPERATIONS

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

The results of operations for the database business for the years ended March 31, 2000, 2001 and 2002 were as follows:

                                                                                      MARCH 31,
                                                                       --------------------------------------
                                                                         2000            2001         2002
                                                                       ---------      ---------      --------
                                                                                    (IN THOUSANDS)
Revenues.........................................................      $   4,800       $     --      $     --
                                                                       =========       ========      ========
Gain on disposal.................................................            187             61            --
   Income tax expense............................................             70             24            --
                                                                       ---------       --------      --------
   Gain on disposal, net.........................................            117             37            --
                                                                       ---------       --------      --------
Net earnings.....................................................      $     117       $     37      $     --
                                                                       =========       ========      ========

As of March 31, 2000, 2001 and 2002 there were no assets or liabilities related to the database business on the balance sheets.

(15)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(16)  EMPLOYEE BENEFIT PLAN

We sponsor a profit-sharing/401(k) plan. The plan covers substantially all of our employees. We make contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. Total expense under the plan for the years ended March 31, 2000, 2001 and 2002 was $219,000, $305,000 and $322,000,
respectively.

(17)  COMMITMENTS AND CONTINGENCIES

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

(18)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest totaled $4,000 for the year ended March 31, 2000 and $0 for the years ended March 31, 2001 and 2002. Cash paid during the year for income taxes totaled $13,000, $2,653,000 and $1,003,000 for the years ended March 31, 2000, 2001 and 2002, respectively.

(19)  SUBSEQUENT EVENTS (UNAUDITED)

As discussed in Note 17 above, we are a defendant from time to time in routine lawsuits incidental to our business. Except to the extent described below in this Note 19 or above in Note 17, based on information available as of the date of this Form 10-K/A, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us.

In October 2002, the consolidated litigation discussed in Note 17 above was transferred from the Honorable Donald J. Stohr, United States District Judge, to the Honorable Henry E. Audrey, United States District Judge. The parties are awaiting the Court's ruling on the motions discussed above in Note 17.

As a result of the delay in filing our Form 10-Q for the period ending September 30, 2002, The Nasdaq Stock Market notified us that effective Tuesday, November 26, 2002, the letter "E" would be appended to our trading symbol, signifying the delay. Similarly, The Nasdaq Stock Market informed us that we were not in compliance with the requirements of NASD Marketplace Rule 4310(c)(14) because we had not then filed the Form 10-Q. Our Form 10-Q for the period ending September 30, 2002 was filed on December 17, 2002.

On December 20, 2002, we participated in an appeal hearing before a Nasdaq Listing Qualifications Panel. Our potential delisting is stayed, pending the determination of the Panel, which may consider public interest and other factors. There can be no assurance that the panel will grant the request for continued listing of our common stock.

As previously disclosed in Note 17 above, the Securities and Exchange Commission is conducting an investigation into our August 2001 secondary offering of common stock and second fiscal quarter 2001 financial results. We are cooperating fully with the investigation, and have voluntarily produced documents requested by the Commission and have made our employees available for interviews or testimony upon request. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen, related to two matters. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our restatement discussed herein. The remedies the Commission may consider include an injunction against us and the individuals and, if appropriate, an officer and director bar and disgorgement and civil money penalties against the individuals. We and the individuals have been given the opportunity to file a written response to the Wells letter setting forth the reasons why an enforcement action should not be instituted by the Commission.

As described above, the Company is filing herewith restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed below, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

The Company's directors and officers liability insurance carriers have received notice of the consolidated litigation and SEC investigation.

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION

The information set forth below in this Item 11 amends and restates the corresponding information which was contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Equity Compensation Plan Information," "Shareholder Approved Equity Compensation," "Non-Shareholder Approved Equity Compensation," "Employment Agreements" and "Director Compensation" included in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and originally incorporated by reference into the Form 10-K.

Compensation Summary. The following table sets forth certain summary information for the fiscal years ended March 31, 2002, 2001 and 2000 concerning the compensation paid and awarded to each of the Named Executives during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                           ANNUAL COMPENSATION                    COMPENSATION
                                           ---------------------------------------------------    -------------
                                                                                  OTHER ANNUAL     SECURITIES      ALL OTHER
                NAME AND                                                          COMPENSATION     UNDERLYING     COMPENSATION
           PRINCIPAL POSITION              YEAR     SALARY($)     BONUS($)(1)        ($)(2)       OPTIONS(#)(3)      ($)(4)
           ------------------              ----     ---------     -----------     ------------    -------------   ------------
William W. Canfield.....................   2002      $318,316      $118,125           ---                           $35,435
Chairman,  President and Chief Executive   2001       287,500       217,500           ---            110,000         38,202
Officer                                    2000       257,000       156,000           ---             36,300         40,432
                                                                                                      45,375
Craig N. Cohen..........................   2002      $185,491       $45,000           ---             33,000        $ 4,334
Vice  President -  Application  Services   2001       158,750        80,000           ---             18,150          3,624
and Software,  Chief  Financial  Officer   2000       145,000        72,500           ---             27,225          2,933
and Secretary

Michael E. Smith........................   2002      $139,310       $41,000           ---             11,000        $ 4,050
Vice President - Business                  2001       120,000        34,200           ---              7,260          4,151
Development                                2000       113,000        28,476           ---              7,260          2,434

----------

(1) Includes bonuses earned with respect to the reported year, which were paid in the following year. The payment of bonuses is at the discretion of the Compensation Committee of the Board of Directors.

(2) The Company has not included in the Summary Compensation Table the value of incidental personal perquisites furnished by the Company to the Named Executives, since such value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for any of such Named Executives.

(3) All amounts have been adjusted to give effect to all stock dividends and splits.

(4) Represents contributions made by the Company on behalf of the Named Executives under the Company's 401(k) Plan and $35,435 in 2002 for Mr. Canfield's premiums paid by the Company on his life insurance policies.

Stock Option Awards. The following table presents certain information concerning stock options granted during fiscal 2002 to each of the Named Executives. All amounts have been adjusted to give effect to a 10% stock dividend in October 2001. The exercise price for all of the grants of stock options was the fair market value of the Common Stock on the dates of grant as determined by the Compensation Committee of the Board of Directors, except in the case of Mr. Canfield, for whom the exercise price was 110% of the fair market value, in accordance with the terms of the Option Plan for 10% shareholders.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS(1)
                               -------------------------------------------------------
                                NUMBER OF      % OF TOTAL                                    POTENTIAL REALIZABLE $
                                 SHARES          OPTIONS                                     VALUE AT ASSUMED ANNUAL
                               UNDERLYING      GRANTED TO      EXERCISE                       RATES OF STOCK PRICE
                                 OPTIONS      EMPLOYEES IN      PRICE       EXPIRATION            APPRECIATION FOR
                                 GRANTED      FISCAL YEAR       ($/SH)         DATE               OPTION TERM (2)
                               ----------     ------------     --------     ----------      ------------------------
NAME                                                                                            5%            10%
----                                                                                        ----------    ----------
William W. Canfield......       110,000          25.5%          $ 25.20        5/10/11      $1,743,296    $3,764,490
Craig N. Cohen...........        33,000           7.6%            22.91        5/10/11         598,559     1,204,917
Michael E. Smith.........        11,000           2.5%            22.91        5/10/11         199,520       401,639

----------

(1) Represents incentive stock options granted pursuant to the Company's 1994 Stock Option Plan. For a description of certain terms of such stock options, see "-Benefit Plans-1994 Stock Option Plan" below.

(2) As required by the rules of the SEC, potential values are stated based on the prescribed assumptions that Common Stock will appreciate in value from the date of grant to the end of the option term at the indicated rates (compounded annually) and therefore are not intended to forecast possible future appreciation, if any, in the price of Common Stock.

The following table sets forth, for the Named Executives, the number of shares for which stock options were exercised in fiscal 2002, the realized value or spread (the difference between the exercise price and market value on the date of exercise) and the number and unrealized spread of the unexercised options held by each at fiscal year end. All amounts have been adjusted to give effect to all stock dividends and splits.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SHARES                       VALUE OF UNEXERCISED
                           NUMBER OF                    UNDERLYING UNEXERCISED                     IN-THE-MONEY OPTIONS
                            SHARES      VALUE         OPTIONS AT FISCAL YEAR END                   AT FISCAL YEAR-END(2)
                          ACQUIRED ON  REALIZED  -------------------------------------    -----------------------------------------
NAME                       EXERCISE     $(1)     EXERCISABLE   UNEXERCISABLE    TOTAL     EXERCISABLE    UNEXERCISABLE     TOTAL
----                      -----------  --------  -----------   -------------   -------    -----------    -------------   ----------
William W. Canfield ...     50,000     593,485     158,945        164,230      323,175     $1,643,860     $  828,081     $2,471,941
Craig N. Cohen ........         --          --      48,865         59,070      107,935        491,236        351,971        843,206
Michael E. Smith ......         --          --      34,741         19,690       54,431        404,255        116,140        520,395

----------

(1) Reflects the difference between the exercise price and the market price on the date of exercise.

(2) Reflects the difference between the exercise price and $16.00 per share, which was the closing price of the Common Stock on March 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the shares of our common stock that may be issued under all of our equity compensation plans as of March 31, 2002.

                                                                                                            (c)
                                                                                               NUMBER OF SECURITIES REMAINING
                                         (a)                               (b)                 AVAILABLE FOR FUTURE ISSUANCE
                          NUMBER OF SECURITIES TO BE ISSUED     WEIGHTED-AVERAGE EXERCISE     UNDER EQUITY COMPENSATION PLANS
                             UPON EXERCISE OF OUTSTANDING     PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
     PLAN CATEGORY           OPTIONS, WARRANTS AND RIGHTS          WARRANTS AND RIGHTS             IN COLUMN (a)) (1)
     -------------        ---------------------------------   -----------------------------    ------------------------------
Equity compensation
plans approved by
security holders........              1,397,843                          $10.88                          1,238,231

Equity compensation
plans not approved by
security holders........                 45,375                          $ 4.82                                 --
     Total..............              1,443,218                          $10.69                          1,238,231

----------

(1) 599,715 shares remain available for issuance under the 1994 Stock Option Plan, as amended; 85,040 shares remain available for issuance under the 1996 Outside Directors' Plan, as amended; and 553,476 shares remain available for issuance under the 1996 Employee Stock Purchase Plan, as amended.

SHAREHOLDER-APPROVED EQUITY COMPENSATION

1994 Stock Option Plan. On August 31, 1994, the Company adopted a stock option plan, that succeeded an earlier plan, that was amended and restated in July 1996 and further amended in September 1998 and September 2000 (the "1994 Stock Option Plan"), with the approval of shareholders. Under the 1994 Stock Option Plan, the Board of Directors may from time to time grant options to purchase up to 3,049,200 shares (after giving effect to all stock dividends and splits) of Common Stock to certain key employees, who will be designated by a committee selected to administer the Plan; 599,715 shares are available for future grants as of July 5, 2002. The purchase price of stock options will not be less than fair market value (110% of fair market value in the case of 10% shareholders), in the case of incentive stock options, or as determined by the committee in the case of non-qualified stock options. The purchase price may be paid in cash or, in the discretion of the committee, shares of Common Stock. Option terms will not be more than ten years (five years in the case of incentive stock options awarded to 10% shareholders). Options vest ratably over five years from the date of grant; provided, that except in the case of death, disability or termination of employment, no option may be exercised at any time unless the optionee is then an employee or an officer or director of the Company or a subsidiary and has been so continuously since the granting of the option. Notwithstanding the foregoing limitations, in the event of a Change in Control (as defined in the 1994 Stock Option Plan), options will become immediately exercisable and remain exercisable during the term thereof, notwithstanding a subsequent termination within twelve months of the date of the Change in Control. Unless earlier terminated by the Board, the 1994 Stock Option Plan will terminate on July 15, 2006.

1996 Employee Stock Purchase Plan. In July 1996, the Company established the 1996 Employee Stock Purchase Plan which was amended in September 1998 and September 2000 and amended and restated in May 2001 (the "1996 Employee Stock Purchase Plan" or "ESPP"), with the approval of shareholders, to provide employees of the Company with an opportunity to purchase Common Stock through payroll deductions through periodic offerings to be made during the period from January 1, 1997 to December 31, 2006. A total of 907,500 shares (after giving effect to all stock dividends and splits) of Common Stock were reserved for issuance under the ESPP, and 354,024 shares of such shares have been issued under the ESPP as of July 5, 2002. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

The Company generally makes one or more periodic offerings, each offering to last three months, provided that a committee of the Board of Directors will have the power to change the duration without shareholder approval, to participating employees to purchase stock under the ESPP. Employees will participate in the ESPP through authorized payroll deductions, which must exceed $20.00 per month but may not exceed 15% of the compensation such employee receives during each offering period or $25,000 in value of stock per year. Amounts withheld from payroll are applied at the end of each offering period to purchase shares of Common Stock. If a participant ceases his or her payroll deductions, the committee that administers the ESPP may return any cash remaining in the participant's account to the participant or allow such cash to remain in such account to be applied to the purchase of shares at the end of the then current offering period. The purchase price of the Common Stock is equal to 85% of the lower of (i) the market price of Common Stock at the beginning of the applicable offering period or (ii) the market price of Common Stock at the end of each offering period. The committee that administers the ESPP may impose reasonable administrative fees on participants to defray the costs of administering the ESPP. Fees imposed may not exceed the actual administrative costs of the ESPP.

In addition, the Company has established a stock option plan for its outside directors. See "--Director Compensation" above.

NON-SHAREHOLDER APPROVED EQUITY COMPENSATION

AGE Investments Warrant. In May 1999, we entered into an agreement with A.G. Edwards & Sons, Inc. under which they provide us with strategic advisory services. Pursuant to that agreement, we issued to AGE Investments, Inc., an affiliate of A.G. Edwards & Sons, Inc., warrants to purchase a total of 45,375 shares (after anti-dilution adjustments) of our common stock at an exercise price of $4.82 per share, which vested ratably over three years. The warrants expire on May 7, 2007. The warrants provide A.G.E. Investments certain registration rights with respect to the common stock it receives upon exercise of the warrants.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with William W. Canfield (36 months; $330,000 per year), Craig N. Cohen (24 months; $192,000 per year) and Michael E. Smith (12 months; $139,000 per year). The term of each agreement as well as each individual's current annual base salary is as noted in parenthesis next to each individual's name. Mr. Cohen's agreement was amended to increase the term to 24 months from 12 months, in May 2002. Each employment agreement will automatically be extended annually for an additional one-year period unless prior written notice is delivered to the employee or the Company by the other 90 days prior to the anniversary date of such employment agreement. Such employees are also eligible for a performance bonus based on a formula recommended by a committee of the Board of Directors and approved by the Board of Directors. Each employment agreement contains confidentiality provisions that extend indefinitely after termination of employment as well as non-solicitation and non-competition provisions that extend for one year after termination of employment.

If the employment agreement is terminated by the Company without "cause" (as defined in the agreement, but including, without limitation, breach by the employee of the employment agreement) or by the employee for "good reason" (as defined in the agreement, but including, without limitation, breach of the employment agreement by the Company, the reduction of salary, benefits or other perquisites provided to employee under the agreement and failure by the Company to agree to an extension of such employee's employment agreement), the Company would be obligated to pay the employee his annual base salary plus a bonus (based on their estimated bonus for the year of termination) over the period (the "Continuation Period") which is equal to the original term of his agreement and which period commences on the date of early termination of such employee, and such amount shall be payable ratably over such Continuation Period, as well as to continue his employee benefits over such Continuation Period; however, if his employment agreement is terminated otherwise, the employee is only entitled to be paid through the date of his early termination.

Further, if within 12 months of a "Change of Control" of the Company the employee, under certain circumstances, is terminated or resigns, (a) in the case of Mr. Canfield, he will be entitled to (i) a lump-sum cash payment equal to $1 less than three times an amount equal to the average annual compensation received by Mr. Canfield from the Company reported on his Form W-2 for the five calendar years preceding the calendar year of the Change of Control and (ii) the continuation of certain health insurance benefits for a three-year period, (b) in the case of Mr. Cohen, he will be entitled to (i) a lump-sum cash payment equal to two times his annual base salary plus, (ii) a lump sum cash payment equal to two times his anticipated annual bonus (based on their estimated bonus for the year of termination), and (c) in the case of Mr. Smith, he will be entitled to (i) a lump-sum cash payment equal to his annual base salary plus,
(ii) a lump sum cash payment equal to his anticipated annual bonus (based on his estimated bonus for the year of termination), (iii) the continuation of certain health insurance and other employee benefits for a one-year period and (iv) payment for certain outplacement services. Additionally, the Company has agreed to make certain "gross-up" payments in the event any excise taxes are imposed pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended or replaced, related to the employment agreements.

The term "Change of Control" shall mean (i) a change of control of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the date of the agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, or any comparable successor provisions. Without limiting the foregoing, a "Change of Control" shall also include, without limitation, (i) the purchase or other acquisition by any person or group of beneficial ownership of 25% or more of either the then outstanding shares of common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote in the election of directors,
(ii) when individuals who, as of the date of the employment agreement, constitute the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the Board of Directors, provided that generally persons who are approved by the incumbent Board will be deemed a member thereof, and (iii) approval by the shareholders of the Company of a reorganization, merger, or consolidation, in each case, with respect to which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or a liquidation or dissolution of the Company or of the sale of all or substantially all of the assets of the Company. The employment agreements contain an arbitration provision.

DIRECTOR COMPENSATION

The Company pays each director a $2,000 fee for each Board meeting attended, a $500 fee for each special Board meeting attended and a $250 fee for each Committee meeting attended, plus expenses. Officers of the Company do not receive any additional compensation for serving the Company as members of the Board of Directors or any of its Committees.

Pursuant to the Company's Outside Directors' Stock Option Plan (the "Outside Directors' Plan"), adopted in July 1996 and amended in May 2001, each non-employee director receives on April 1 of each year an option to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the grant date. The options have a term of six years and become exercisable one year after date of grant, provided, that no option may be exercised at any time unless the participant is then an outside director and has been so continuously since the granting of the option (except as described below), and provided further that upon a Change in Control (as defined in the Outside Directors' Plan), the options will become immediately exercisable. Unexercised options will expire upon the termination of a participant's service as a director of the Company, unless such termination was by reason of death or disability or subsequent to a Change in Control, in which case the personal representative of the participant may exercise any or all of the participant's unexercised unexpired options (provided such exercise occurs within 12 months of the date of the participants' death or termination) or, in the case of a Change in Control, the participant may exercise any or all of the participant's unexercised unexpired options but not after the term of such options. A total of 145,200 shares of Common Stock have been authorized for issuance under the Outside Directors' Plan (after giving effect to all stock dividends and splits). On April 1, 2002, 10,000 options were issued pursuant to the Plan, as amended. A total of 60,160 options have been issued as of July 5, 2002, after giving effect to all stock dividends and splits. Unless earlier terminated by the Board of Directors, the Plan will terminate on July 15, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Canfield is the Chairman, President and Chief Executive Officer of the Company. Although Mr. Canfield is a member of the Compensation Committee, he does not participate in deliberations concerning his own compensation or in setting his performance objectives or goals.


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

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed by the Company on April 2, 2002, relating to the acquisition of the unemployment cost management businesses of GatesMcDonald & Company and The Frick Company, as amended by Form 8-K/A filed by the Company on June 25, 2002.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TALX CORPORATION

Date: December 23, 2002                By:       /s/ WILLIAM W. CANFIELD
                                          --------------------------------------
                                                   William W. Canfield
                                              Chairman, President and Chief
                                                    Executive Officer
                                              (Principal Executive Officer)

Date: December 23, 2002                By:        /s/ L. KEITH GRAVES
                                          --------------------------------------
                                                    L. Keith Graves
                                             Controller and Chief Accounting
                                                         Officer
                                             (Principal Accounting Officer)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

I, William W. Canfield, certify that:

         1.   I have reviewed this annual report on Form 10-K/A of TALX
              Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                       By: /s/ William W. Canfield
                                           -----------------------
                                       William W. Canfield
                                       Chairman, President and Chief Executive
                                       Officer
                                       December 23, 2002


CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER

I, Craig N. Cohen, certify that:

         1.   I have reviewed this annual report on Form 10-K/A of TALX
              Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                       By: /s/ Craig N. Cohen
                                           ------------------
                                       Craig N. Cohen
                                       Vice President and Chief Financial
                                       Officer
                                       December 23, 2002

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

10.12 Employment Agreement between TALX Corporation and Mr. Canfield, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

10.13 Employment Agreement between TALX Corporation and Mr. Smith, incorporated by reference to Exhibit 10.23 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-10969) ++

10.14 Employment Agreement between TALX Corporation and Mr. Cohen, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed July 1, 2002 ++

10.15 License Agreement by and between A2D, L.P. and TALX Corporation, dated as of April 1, 2001, incorporated by reference to exhibit
             10.26 to our Annual Report on Form 10-K for the year ended March
             31, 2001 (File No. 000-21465) *

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

10.28 Guaranty executed and delivered by James E. Frick, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed April 2, 2002

10.29 Form of Warrant to Purchase Common Stock dated as of May 7, 1999 issued by TALX Corporation to AGE Investments, Inc., incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3 (File No. 333-63690)

11.1         Statement regarding computation of Per Share Earnings

21.1         Subsidiaries of TALX Corporation, incorporated by reference to
             Exhibit 21.1 to our Annual Report on Form 10-K filed July 1, 2002

23.1         Consent of KPMG LLP

99.1         Chief Executive Officer Certification pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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