Form 10-Q/A
period 2002-06-30
TALX CORP
filed 2002-12-23
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Exhibit Index is on page 33.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
                                                                                                          --------
                                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2002 and June 30, 2002...........................   3

             Consolidated Statements of Earnings for the Three Months Ended June 30, 2001 and 2002........   4

             Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2002......   5

             Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................  30



                                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................  31

Item 2.   Changes in Securities and Use of Proceeds.......................................................  31

Item 3.   Defaults Upon Senior Securities.................................................................  31

Item 4.   Submission of Matters to a Vote of Securities Holders...........................................  31

Item 5.   Other Information...............................................................................  31

Item 6.   Exhibits and Reports on Form 8-K................................................................  31

Signatures     ...........................................................................................  32



                                EXPLANATORY NOTE

TALX Corporation is filing this Form 10-Q/A for the quarter ended June 30, 2002 to reflect the restatement of its unaudited consolidated financial statements as of March 31, 2002 and for the three months ended June 30, 2001 and 2002. See the financial statements and Note 1 thereto included herein for a description of the restatement. This Form 10-Q/A also includes disclosures relating to material developments in certain matters discussed in Note 8 - Commitments and Contingencies and Note 9 - Subsequent Event and descriptions of certain agreements and businesses which had been discussed in the original filing. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing; any such disclosure as of the date of filing of the Company's Form 10-Q for the quarter ended September 30, 2002 is contained in such report. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)
                                   (restated)

                                                                              MARCH 31,       JUNE 30,
                                                                                2002            2002
                                                                             ----------      ----------
                                                                                            (UNAUDITED)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                $   21,431      $    9,631
    Accounts receivables, net                                                    12,469          11,462
    Inventories                                                                     104              73
    Work in progress, less progress billings                                      1,377           1,284
    Prepaid expenses and other current assets                                     3,340           3,822
    Deferred tax assets, net                                                      2,948           3,287
                                                                             ----------      ----------
       Total current assets                                                      41,669          29,559
Property and equipment, net                                                      11,357          11,254
Capitalized software development costs, net                                       3,262           3,399
Goodwill                                                                        102,564         104,753
Other intangibles, net                                                           19,175          19,473
Other assets                                                                      1,711           1,642
                                                                             ----------      ----------
                                                                             $  179,738      $  170,080
                                                                             ==========      ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of capitalized lease obligations                         $      156      $      158
    Current portion of long term debt                                             8,000           8,500
    Accounts payable                                                              1,200           1,080
    Accrued expenses and other liabilities                                       20,455           8,498
    Dividends payable                                                               413             417
    Income taxes payable                                                            814             927
    Deferred revenue                                                              7,632           8,745
                                                                             ----------      ----------
       Total current liabilities                                                 38,670          28,325
Deferred tax liabilities, net                                                       371             978
Capitalized lease obligations                                                       152             111
Long term debt                                                                   22,000          19,500
Other long term liabilities                                                       2,417           2,442
                                                                             ----------      ----------
       Total liabilities                                                         63,610          51,356
                                                                             ----------      ----------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at March 31, and June 30, 2002                --              --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,909,714 shares at March 31, 2002
       and 13,942,553 shares at June 30, 2002                                       139             139
    Additional paid-in capital                                                  162,058         162,588
    Accumulated deficit                                                         (44,007)        (43,954)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of tax of $32             --             (48)
    Treasury stock, at cost, 120,951 shares at March 31, 2002 and
       56 shares at June 30,2002                                                 (2,062)             (1)
                                                                             ----------      ----------
          Total shareholders' equity                                            116,128         118,724
                                                                             ----------      ----------
                                                                             $  179,738      $  170,080
                                                                             ==========      ==========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                            (restated and unaudited)


                                                             THREE MONTHS ENDED JUNE 30,
                                                            -----------------------------
                                                                2001             2002
                                                            ------------     ------------
Revenues:
    The Work Number services                                $      6,103     $      7,617
    Unemployment cost management services                             --           18,039
    Human resources and benefits application services              1,380            1,445
    Customer premises systems                                      1,030              587
    Maintenance and support                                          988              933
                                                            ------------     ------------
       Total revenues                                              9,501           28,621
                                                            ------------     ------------
Cost of revenues:
    The Work Number services                                       1,864            2,815
    Unemployment cost management services                             --            9,260
    Human resources and benefits application services              1,832            1,588
    Customer premises systems                                      1,093              339
    Maintenance and support                                          311              196
                                                            ------------     ------------
       Total cost of revenues                                      5,100           14,198
                                                            ------------     ------------
       Gross margin                                                4,401           14,423
                                                            ------------     ------------
Operating expenses:
    Selling and marketing                                          2,190            4,863
    General and administrative                                     1,335            5,855
                                                            ------------     ------------
       Total operating expenses                                    3,525           10,718
                                                            ------------     ------------
       Operating income                                              876            3,705
                                                            ------------     ------------
Other income (expense), net:
    Interest income                                                  112               24
    Interest expense                                                  --             (355)
    Other, net                                                        11               --
                                                            ------------     ------------
       Total other income (expense), net                             123             (331)
                                                            ------------     ------------
       Earnings before income tax expense                            999            3,374
Income tax expense                                                   424            1,299
                                                            ------------     ------------
Net earnings                                                $        575     $      2,075
                                                            ============     ============


Basic earnings per share                                    $       0.06     $       0.15
                                                            ============     ============
Diluted earnings per share                                  $       0.05     $       0.14
                                                            ============     ============

Weighted average number of shares outstanding - basic         10,374,156       13,862,717
                                                            ============     ============
Weighted average number of shares outstanding - diluted       11,409,587       14,399,979
                                                            ============     ============


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                            (restated and unaudited)


                                                                           THREE MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                              2001              2002
                                                                          ------------      ------------
Cash flows from operating activities:
    Net earnings                                                          $        575      $      2,075
    Adjustments to reconcile net earnings to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                          1,193             1,977
          Deferred taxes                                                          (328)              268
          Change in assets and liabilities, excluding those acquired:
             Trade receivables                                                     (77)            1,007
             Inventories                                                            36                31
             Work in progress in excess of progress billings                      (184)               93
             Prepaid expenses and other current assets                            (831)             (482)
             Other assets                                                           10                 8
             Accounts payable                                                      (61)               (2)
             Accrued expenses and other liabilities                             (3,673)              559
             Income taxes payable                                                  693               395
             Deferred revenue                                                      927             1,113
             Other noncurrent liabilities                                           --                25
                                                                          ------------      ------------
                Net cash provided by (used in) operating activities             (1,720)            7,067
                                                                          ------------      ------------
Cash flows from investing activities:
    Additions to property and equipment                                           (630)           (1,566)
    Acquisitions, net of cash received                                              --           (15,101)
    Capitalized software development costs                                        (801)             (484)
                                                                          ------------      ------------
                Net cash used in investing activities                           (1,431)          (17,151)
                                                                          ------------      ------------
Cash flows from financing activities:
    Issuance of common stock                                                       508               736
    Repayments of capitalized lease obligations                                     --               (39)
    Repayments of long term debt                                                    --            (2,000)
    Dividends paid                                                                (282)             (413)
                                                                          ------------      ------------
                Net cash provided by (used in) financing activities                226            (1,716)
                                                                          ------------      ------------
                Net decrease in cash and cash equivalents                       (2,925)          (11,800)
Cash and cash equivalents at beginning of period                                 5,167            21,431
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $      2,242      $      9,631
                                                                          ============      ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

Our consolidated balance sheet at March 31, 2002 was obtained from our audited balance sheet, as restated, as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2002 are not indicative of the results that may be expected for the year ending March 31, 2003. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2002, or in the case of restated amounts, as indicated within this Form 10-Q.

In response to inquiries made by the Securities and Exchange Commission during the course of its recent investigation, we commenced a review of the accounting treatment for two items in the year ended March 31, 2001. We have restated certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes as of and for the periods ended June 30, 2001 and 2002, and March 31, 2002 has been restated from its original presentation in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The two items reviewed were the accounting for a patent technology license agreement and the award of certain bonus payments to the executive officers. The $1.6 million paid in connection with the patent technology license entered into with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. in March 2001 had been recorded as an intangible asset and was being amortized over a 10-year period. We have decided to expense the entire amount in the March 2001 quarter. Certain bonus payments to the executive officers, recommended by the compensation committee and approved by the board of directors on May 15, 2001, totaling approximately $158,000, had been reflected as an expense related to the quarter ended June 30, 2001. We have decided to record the entire expense in the quarter ended March 31, 2001.

The effect of these restatements to the statement of earnings is to reduce earnings for the year ended March 31, 2001 by $1.1 million, after income tax, and to increase earnings over the following 10-year period by the same dollar amount in the aggregate.

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

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Throughout the financial statements and notes, all amounts presented as of March 31, 2002 and for the three months ended June 30, 2001 and 2002 have been adjusted to reflect the aforementioned adjustments.

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

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2001 and 2002 was $558,000 and $2.0 million, respectively. The difference between comprehensive income and net income for the three months ended June 30, 2001 arose from unrealized holding gains/(losses) on our debt securities portfolio. The difference between comprehensive income and net income for the three months ended June 30, 2002 arose from an unrealized holding loss on our interest rate swap contract. Prior to restatement, comprehensive income for the three months ended June 30, 2001 and 2002 was $1.1 million and $2.5 million, respectively.

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

As a result of our restatements discussed in Note 1 above, there were no changes to total cash flows from operating activities, investing activities or financing activities. There were, however, the following changes to components within cash flows from operating activities:

                                                       For the three months ended June 30,
                                                     --------------------------------------
                                                                  (In thousands)
                                                     2001       2002          2001     2002
                                                     ----       ----          ----     ----
                                                        As Restated       As Originally Reported
                                                        -----------       ----------------------
Depreciation and amortization                      $ 1,193     $1,977       $ 1,193   $2,018
Deferred taxes                                        (328)       268            (3)     555
Work in progress in excess of progress billings       (184)        93          (478)    (222)
Prepaid expenses and other current assets             (831)      (482)         (764)    (427)
Other assets                                            10          8            53        8
Accrued expenses and other liabilities              (3,673)       559        (3,515)     560
Deferred revenue                                       927      1,113           116      641

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                                OTHER INTANGIBLE ASSETS
                                                     ----------------------------------------------------------------------------
                                                     CUSTOMER              CUSTOMER      NON-      GROSS      ACCUM        NET
                                         GOODWILL      BASE     SOFTWARE    RECORDS    COMPETE     TOTAL      AMORT       TOTAL
                                         --------    --------   --------   --------    --------   --------   --------    --------
MARCH 31, 2002 .......................   $102,564    $ 16,904   $    153   $  2,200    $     --   $ 19,257   $    (83)   $ 19,174
Adjust intangibles to final
  valuations .........................       (619)        679       (153)       (16)        109        619         --         619
Adjust acquired assets to
  final valuations ...................        422          --         --         --          --         --         --          --
Transaction costs ....................        118          --         --         --          --         --         --          --
Ti3 acquisition additional
  consideration ......................      2,268          --         --         --          --         --         --          --
Amortization .........................         --          --         --         --          --         --       (320)       (320)
                                         --------    --------   --------   --------    --------   --------   --------    --------
JUNE 30, 2002 ........................   $104,753    $ 17,583   $     --   $  2,184    $    109   $ 19,876   $   (403)   $ 19,473
                                         ========    ========   ========   ========    ========   ========   ========    ========

Weighted average lives (in years) ....                  14.92                 15.00        3.00      14.86
                                                     ========              ========    ========   ========

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

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Summarized financial information concerning our reportable operating segments are shown in the following table for the periods indicated, in thousands:

                                           PAYROLL-BASED    UNEMPLOYMENT
                                           SERVICES AND    COST MANAGEMENT
                                             SOFTWARE         SERVICES         TOTAL
                                           -------------   ---------------   ---------
THREE MONTHS ENDED JUNE 30, 2001
Revenues ...............................   $       9,501   $            --   $   9,501
Income from operations .................             876                --         876
Total assets ...........................          32,111                --      32,111

THREE MONTHS ENDED JUNE 30, 2002
Revenues ...............................   $      10,582   $        18,039   $  28,621
Income from operations .................           1,063             2,642       3,705
Total assets ...........................          43,166           126,914     170,080

Prior to restatement, Payroll-Based Services and Software revenues, income from operations and total assets for the three months ended June 30, 2001 were, in thousands, $10,670, $1,776 and $32,531 and for the three months ended June 30, 2002 were $11,421, $1,807 and $42,461, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We are a defendant from time to time in routine lawsuits incidental to our business. Except to the extent described below, based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

On December 20, 2002, we participated in an appeal hearing before a Nasdaq Listing Qualification Panel. Our potential delisting is stayed, pending determination of the Panel, which may consider public interest and other matters. There can be no assurance that the panel will grant the request for continued listing of our common stock.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


You should read this discussion together with the financial statements and other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2002. However, as described above in Note 1 to the Unaudited Consolidated Financial Statements, which is incorporated by reference herein, we have decided to restate certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes as of and for the periods ended June 30, 2001 and 2002 and March 31, 2002 has been restated from its original presentation in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We began offering ePayroll in November 2000, and our first clients began using the service in August 2001. We charge ePayroll clients on a per-employee per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts. Revenue for the initial setup fees is recognized on a straight-line basis over the initial contract period, beginning with the date the client is live on our system. Per-employee per-month fees are recognized as revenue in the month billed.

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

INTANGIBLE ASSET VALUATIONS: In connection with the acquisitions of Ti3, Inc. ("Ti3"); the unemployment cost management services business of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; and James E. Frick, Inc., d/b/a The Frick Company, TALX acquired certain identifiable intangible assets. These assets were recorded in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations".

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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth, positive cash flows and anticipated improvements in gross margin and general and administrative expense as a percentage of revenues of the unemployment cost management business. All statements other than statements of historical facts included in this Form 10-Q are forward looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to,

     (1) risks surrounding the class action litigation, the SEC investigation, the restatement of our financial statements and potential Nasdaq delisting,

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

     (9) risk of interruption of computer network and telephone operations.

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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:

                                                                     THREE MONTHS            PERCENTAGE CHANGE
                                                                    ENDED JUNE 30,             THREE MONTHS
                                                               -------------------------      ENDED JUNE 30,
                                                                  2001           2002         2002 OVER 2001
                                                               ----------     ---------      -----------------
                                                                (Dollars in thousands)
REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services ................................   $    6,103     $    7,617                  24.8%
   Unemployment cost management services ...................           --         18,039                     *
   Human resources and benefits application services .......        1,380          1,445                   4.7
   Customer premises systems ...............................        1,030            587                 (43.0)
   Maintenance and support .................................          988            933                  (5.6)
                                                               ----------     ----------
     Total revenues ........................................   $    9,501     $   28,621                 201.2
                                                               ----------     ----------
Gross margin:
   The Work Number services ................................   $    4,239     $    4,802                  13.3%
   Unemployment cost management services ...................           --          8,779                     *
   Human resources and benefits application services .......         (452)          (143)                 68.4
   Customer premises systems ...............................          (63)           248                     *
   Maintenance and support .................................          677            737                   8.9
                                                               ----------     ----------
     Total gross margin ....................................   $    4,401     $   14,423                 227.7
                                                               ----------     ----------

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services ...................................         69.5%          63.0%
Unemployment cost management services ......................           --           48.7
Human resources and benefits application services ..........        (32.8)          (9.9)
Customer premises systems ..................................         (6.1)          42.2
Maintenance and support ....................................         68.5           79.0

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services ................................         64.3%          26.6%                 24.8%
   Unemployment cost management services ...................           --           63.0                     *
   Human resources and benefits application services .......         14.5            5.0                   4.7
   Customer premises systems ...............................         10.8            2.1                 (43.0)
   Maintenance and support .................................         10.4            3.3                  (5.6)
                                                               ----------     ----------
     Total revenues ........................................        100.0          100.0                 201.2
Cost of revenues ...........................................         53.7           49.6                 178.4
                                                               ----------     ----------
Gross margin ...............................................         46.3           50.4                 227.7
                                                               ----------     ----------
Operating expenses:
   Selling and marketing ...................................         23.1           17.0                 122.1
   General and administrative ..............................         14.0           20.5                 338.6
                                                               ----------     ----------
     Total operating expenses ..............................         37.1           37.5                 204.1
                                                               ----------     ----------
Operating income ...........................................          9.2           12.9                 322.9
Other income, net ..........................................          1.3           (1.2)                    *
                                                               ----------     ----------
   Earnings before income tax expense ......................         10.5           11.7                 237.7
Income tax expense .........................................          4.4            4.5                 206.4
                                                               ----------     ----------
Net earnings ...............................................          6.1%           7.2%                260.9%
                                                               ==========     ==========

     * - not meaningful.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues. Total revenues increased 201.2% to $28.6 million in the first quarter of fiscal 2003 from $9.5 million in the first quarter of fiscal 2002.

Revenues from The Work Number services increased 24.8% to $7.6 million in the first quarter of fiscal 2003 from $6.1 million in the first quarter of fiscal 2002, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers, the inclusion of revenues from our acquisition of Ti3 in the second quarter of fiscal 2002 and, to a lesser extent, an increase in pricing during the preceding year.

Revenues from unemployment cost management services for the first quarter of fiscal 2003 of $18.0 million represent revenues from The Frick Company and the unemployment cost management business of GatesMcDonald & Company, which we acquired on March 27, 2002. This represents an increase of approximately 1.7% on a pro-forma basis compared to the first quarter of fiscal 2002.

Revenues from human resources and benefits application services increased 4.7% to $1.4 million in the first quarter of fiscal 2003 from $1.4 million in the first quarter of fiscal 2002. This was due to an increase in the number of clients to whom services were available in this quarter compared to the comparable prior year quarter, offset somewhat by fewer overall clients due to client attrition not being replaced by new sales. This softening of new sales is due to the poor economic conditions which began affecting our sales performance in the second quarter of fiscal 2002.

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

Gross Margin. Gross margin increased 227.7% to $14.4 million in the first quarter of fiscal 2003 from $4.4 million in the first quarter of fiscal 2002. As a percentage of total revenues, gross margin increased to 50.4% in the first quarter of fiscal 2003 from 46.3% in the first quarter of fiscal 2002.

The Work Number services gross margin increased 13.3% to $4.8 million, or 63.0% of corresponding revenue, in the first quarter of fiscal 2003 from $4.2 million, or 69.5% of corresponding revenue in the first quarter of fiscal 2002. The increase in gross margin was due primarily to revenue increases. The gross margin percentage decreased slightly due to the addition of Ti3, which has a lower gross margin than our traditional The Work Number services. Also, costs related to personnel and infrastructure increased slightly to accommodate possible future electronic payroll services clients.

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

Human resources and benefits application services gross margin increased 68.4% to ($143,000), or (9.9)% of corresponding revenue, in the first quarter of fiscal 2003 from ($452,000), or (32.8)% of corresponding revenue in the

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


first quarter of fiscal 2002. This increase in gross margin and gross margin percentage is principally due to a higher level of revenues and better leveraging of fixed infrastructure costs as services were available to a greater number of clients in this quarter, compared to the comparable prior year quarter. Because of the seasonal variations in our service offerings, gross margins in this revenue line are lower in the first, second and fourth fiscal quarters and are substantially higher in our third fiscal quarter each year. This is because fixed infrastructure and personnel costs are incurred relatively evenly through the year, while revenues are seasonally higher in the third fiscal quarter due to proportionally increased benefits enrollment activity.

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

Selling and Marketing Expenses. Selling and marketing expenses increased 122.1% to $4.9 million in the first quarter of fiscal 2003 from $2.2 million in the first quarter of fiscal 2002. Of this increase, $2.7 million is due to the addition of our newly acquired unemployment cost management services businesses. After excluding the results of this addition, our selling and marketing expenses related to our traditional businesses were consistent with the year-ago period. As a percentage of revenues, such expenses decreased to 17.0% in the first quarter of fiscal 2003 from 23.1% in the first quarter of fiscal 2002. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 338.6% to $5.9 million in the first quarter of fiscal 2003 from $1.3 million in the first quarter of fiscal 2002. Of this increase, $3.6 million is due to the addition of Ti3 and our newly acquired unemployment cost management services businesses. After excluding the results of these additions, our general and administrative expenses related to our traditional businesses increased approximately $890,000, due to the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses increased to 20.5% in the first quarter of fiscal 2003 from 14.1% in the first quarter of fiscal 2002. This increase is due primarily to the newly acquired unemployment cost management services businesses historically having higher general and administrative expenses as a percentage of revenue compared to our traditional businesses. We expect to see this percentage improve throughout the fiscal year as we continue to consolidate the cost structure of the acquired businesses. Additionally, the increase in general and administrative expenses in our traditional businesses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

Other Income (Expense), Net. Other income decreased to $331,000 of other expense in the first quarter of fiscal 2003 from $123,000 of other income in the first quarter of fiscal 2002, due to a shift from a net investing position to a net borrowing position. This is due to the financing related to our acquisitions of the unemployment cost management services businesses.

Income Tax Expense. Our effective income tax rate was 38.5% in the first quarter of fiscal 2003 and 42.4% in the first quarter of fiscal 2002. The decrease is due to a lower effective state income tax rate. As we continue to move our business to an application services model, we are reducing the amount of taxes paid on hardware and software sales in states with higher income tax rates.

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

Our working capital was $3.0 million at March 31, 2002 and $1.2 million at June 30, 2002. Total working capital decreased during the three months ended June 30, 2002 due principally to payments made related to our March 27, 2002 acquisitions.

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

In connection with the acquisitions of the unemployment cost management business of GatesMcDonald & Company and The Frick Company, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow. The Revolving Credit Facility also matures on February 27, 2005.

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

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the unemployment cost management business of GatesMcDonald & Company and The Frick Company. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as such term is defined in the Loan Agreement), and other representations and warranties customarily included in secured credit facilities of this nature.

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

As a result of the delay in filing the Form 10-Q for the period ending September 30, 2002, The Nasdaq Stock Market notified us that effective Tuesday, November 26, 2002, the letter "E" would be appended to our trading symbol, signifying the delay. Similarly, The Nasdaq Stock Market informed us that we were not in compliance with the requirements of NASD Marketplace Rule 4310(c)(14) because we had not then filed the Form 10-Q. Our Form 10-Q for the period ending September 30, 2002 was filed on December 17, 2002.

On December 20, 2002, we participated in an appeal hearing before a Nasdaq Listing Qualification Panel. Our potential delisting is stayed, pending the determination of the Panel, which may consider public interest and other factors. There can be no assurance that the panel will grant the request for continued listing of our common stock.

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

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The information contained in Notes 8 and 9 of our Notes to Unaudited Consolidated Financial Statements are incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index.

     (b) Reports on Form 8-K

         (i) Current Report on Form 8-K dated March 27, 2002 and filed April 2, 2002 to report under Item 2 the acquisitions of the unemployment cost management business of GatesMcDonald & Company and James E. Frick, Inc. and the related financing thereof.

         (ii) Current Report on Form 8-K/A dated March 27, 2002 and filed June 25, 2002 under Item 7 to file the historical financial statements of the unemployment cost management business of GatesMcDonald & Company and James E. Frick, Inc. and related pro-forma financial statements of the Company.

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

Date: December 23, 2002                By:        /s/ L. KEITH GRAVES
                                          --------------------------------------
                                                    L. Keith Graves
                                             Controller and Chief Accounting
                                                         Officer

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

I, William W. Canfield, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of TALX Corporation;

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

                                       By: /s/ William W. Canfield
                                           -----------------------
                                       William W. Canfield
                                       Chairman, President and Chief Executive
                                       Officer
                                       December 23, 2002


CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER

I, Craig N. Cohen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of TALX Corporation;

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

                                       By: /s/ Craig N. Cohen
                                           ------------------
                                       Craig N. Cohen
                                       Vice President and Chief Financial
                                       Officer
                                       December 23, 2002

                        TALX CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER          DESCRIPTION
  -------         -----------
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