Form 10-Q
period 2002-12-31
TALX CORP
filed 2003-01-31
CIK 917524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2002 or

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

As of January 31, 2003 there were 13,692,750 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Company.

Exhibit Index is on page 40.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                                          PAGE NO.
                                                                                                                          --------

                                                    PART I - FINANCIAL INFORMATION
                                                    ------------------------------

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2002 and December 31, 2002........................................   3

             Consolidated Statements of Earnings for the Three Months and Nine Months Ended December 31, 2001 and 2002.....   4

             Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2002....................   5

             Notes to Consolidated Financial Statements....................................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............................  20

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................................  35

Item 4.   Controls and Procedures..........................................................................................  35

                                                      PART II - OTHER INFORMATION
                                                      ---------------------------

Item 1.   Legal Proceedings................................................................................................  36

Item 2.   Changes in Securities and Use of Proceeds........................................................................  36

Item 3.   Defaults Upon Senior Securities..................................................................................  36

Item 4.   Submission of Matters to a Vote of Securities Holders............................................................  36

Item 5.   Other Information................................................................................................  36

Item 6.   Exhibits and Reports on Form 8-K.................................................................................  36

Signatures     ............................................................................................................  37

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)


                                                                             MARCH 31,   DECEMBER 31,
                                                                               2002          2002
                                                                            ----------   ------------
                                                                            (RESTATED)    (UNAUDITED)
                                     Assets
Current assets:
    Cash and cash equivalents                                               $   21,431    $    6,306
    Accounts receivables, net                                                   12,469        15,405
    Inventories                                                                    104            69
    Work in progress, less progress billings                                     1,377         1,478
    Prepaid expenses and other current assets                                    3,340         5,049
    Deferred tax assets, net                                                     2,948         2,610
                                                                            ----------    ----------
       Total current assets                                                     41,669        30,917
Property and equipment, net                                                     11,357        10,732
Capitalized software development costs, net                                      3,262         3,710
Goodwill                                                                       102,564       105,469
Other intangibles, net                                                          19,175        18,791
Other assets                                                                     1,711         1,519
                                                                            ----------    ----------
                                                                            $  179,738    $  171,138
                                                                            ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of capitalized lease obligations                        $      156    $      164
    Current portion of long term debt                                            8,000         9,500
    Accounts payable                                                             1,200         1,457
    Accrued expenses and other liabilities                                      20,455         8,682
    Dividends payable                                                              413           410
    Income taxes payable                                                           814         1,010
    Deferred revenue                                                             7,632         8,763
                                                                            ----------    ----------
       Total current liabilities                                                38,670        29,986
Deferred tax liabilities, net                                                      371         2,432
Capitalized lease obligations                                                      152            28
Long term debt                                                                  22,000        14,500
Other long term liabilities                                                      2,417         2,487
                                                                            ----------    ----------
       Total liabilities                                                        63,610        49,433
                                                                            ----------    ----------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at March 31, and December 31, 2002           --            --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,909,714 shares at March 31, 2002
       and 13,948,542 shares at December 31, 2002                                  139           139
    Additional paid-in capital                                                 162,058       162,773
    Accumulated deficit                                                        (44,007)      (38,165)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of tax of $106
         at December 31, 2002                                                       --          (170)
    Treasury stock, at cost, 120,951 shares at March 31, 2002 and
       255,792 shares at December 31, 2002                                      (2,062)       (2,872)
                                                                            ----------    ----------
          Total shareholders' equity                                           116,128       121,705
                                                                            ----------    ----------
                                                                            $  179,738    $  171,138
                                                                            ==========    ==========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                          THREE MONTHS ENDED DEC. 31,     NINE MONTHS ENDED DEC. 31,
                                                          ---------------------------    ---------------------------
                                                              2001           2002            2001           2002
                                                          ------------   ------------    ------------   ------------
                                                           (RESTATED)                     (RESTATED)
Revenues:
    The Work Number services                              $      6,856   $      9,011    $     19,618   $     25,200
    Unemployment cost management services                           --         18,879              --         54,857
    Human resources and benefits application services            5,543          4,652           8,204          8,004
    Customer premises systems                                      604            281           2,613          1,182
    Maintenance and support                                        978            908           2,944          2,756
                                                          ------------   ------------    ------------   ------------
       Total revenues                                           13,981         33,731          33,379         91,999
                                                          ------------   ------------    ------------   ------------
Cost of revenues:
    The Work Number services                                     2,335          2,912           6,646          8,745
    Unemployment cost management services                           --          9,697              --         28,468
    Human resources and benefits application services            2,265          1,744           6,066          5,071
    Customer premises systems                                      425            338           2,081            915
    Maintenance and support                                        227            173             811            548
    Inventory write-down                                            --             --             307             --
                                                          ------------   ------------    ------------   ------------
       Total cost of revenues                                    5,252         14,864          15,911         43,747
                                                          ------------   ------------    ------------   ------------
       Gross margin                                              8,729         18,867          17,468         48,252
                                                          ------------   ------------    ------------   ------------
Operating expenses:
    Selling and marketing                                        2,113          4,910           6,650         14,098
    General and administrative                                   1,992          6,837           5,356         18,939
    Restructuring charge                                            --             --           2,627             --
                                                          ------------   ------------    ------------   ------------
       Total operating expenses                                  4,105         11,747          14,633         33,037
                                                          ------------   ------------    ------------   ------------
       Operating income                                          4,624          7,120           2,835         15,215
                                                          ------------   ------------    ------------   ------------
Other income (expense), net:
    Interest income                                                550             21           1,121             84
    Interest expense                                                --           (362)             --         (1,128)
    Other, net                                                      14              2              42             (4)
                                                          ------------   ------------    ------------   ------------
       Total other income (expense), net                           564           (339)          1,163         (1,048)
                                                          ------------   ------------    ------------   ------------
       Earnings before income tax expense                        5,188          6,781           3,998         14,167
Income tax expense                                               1,885          2,611           1,496          5,444
                                                          ------------   ------------    ------------   ------------
Net earnings                                              $      3,303   $      4,170    $      2,502   $      8,723
                                                          ============   ============    ============   ============

Basic earnings per share                                  $       0.24   $       0.30    $       0.20   $       0.63
                                                          ============   ============    ============   ============
Diluted earnings per share                                $       0.23   $       0.30    $       0.19   $       0.61
                                                          ============   ============    ============   ============

Weighted average number of shares outstanding - basic       13,749,507     13,680,303      12,238,573     13,776,675
                                                          ============   ============    ============   ============
Weighted average number of shares outstanding - diluted     14,468,025     14,107,896      13,142,274     14,248,357
                                                          ============   ============    ============   ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                            NINE MONTHS ENDED DEC. 31,
                                                           ----------------------------
                                                               2001            2002
                                                           ------------    ------------
                                                            (RESTATED)
Cash flows from operating activities:

    Net earnings                                           $      2,502    $      8,723
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                           3,321           6,083
          Inventory write-down                                      307              --
          Capitalized software write-down                         1,941              --
          Deferred taxes                                           (573)          2,399
          Change in assets and liabilities, excluding
              those acquired:
             Trade receivables                                      479          (2,936)
             Inventories                                            195              35
             Work in progress, less progress billings               194            (101)
             Prepaid expenses and other current assets             (356)         (1,709)
             Other assets                                            23               9
             Accounts payable                                        (2)            375
             Accrued expenses and other liabilities              (2,834)          4,782
             Income taxes payable                                 1,190             662
             Deferred revenue                                     1,827           1,131
             Other noncurrent liabilities                            --              70
                                                           ------------    ------------
                Net cash provided by operating
                 activities                                       8,214          19,523
                                                           ------------    ------------
Cash flows from investing activities:

    Additions to property and equipment                          (1,756)         (3,564)
    Acquisitions, net of cash received                             (114)        (20,052)
    Purchases of short-term investments                        (220,101)         (4,000)
    Maturities of short-term investments                          4,500              --
    Sales of short-term investments                             135,055           4,000
    Capitalized software development costs                       (1,856)         (1,577)
                                                           ------------    ------------
                Net cash used in investing
                 activities                                     (84,272)        (25,193)
                                                           ------------    ------------
Cash flows from financing activities:

    Issuance of common stock                                     83,718           1,349
    Purchases of treasury stock                                  (5,486)         (3,449)
    Repayments of capitalized lease obligations                      --            (116)
    Repayments of long term debt                                     --          (6,000)
    Dividends paid                                                 (984)         (1,239)
                                                           ------------    ------------
                Net cash provided by (used in) financing
                 activities                                      77,248          (9,455)
                                                           ------------    ------------
                Net increase (decrease) in cash and cash
                 equivalents                                      1,190         (15,125)
Cash and cash equivalents at beginning of period                  5,167          21,431
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $      6,357    $      6,306
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

Our consolidated balance sheet at March 31, 2002 was obtained from our audited balance sheet, as restated, as of that date. All financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended December 31, 2002 are not indicative of the results that may be expected for the year ending March 31, 2003. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2002, or in the case of restated amounts, as indicated within this Form 10-Q.

In response to inquiries made by the Securities and Exchange Commission during the course of its recent investigation, we commenced a review of the accounting treatment for two items in the year ended March 31, 2001. We subsequently restated certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes as of and for the periods ended December 31, 2001 and March 31, 2002 has been restated from its original presentation in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The two items reviewed were the accounting for a patent technology license agreement and the award of certain bonus payments to the executive officers. The $1.6 million paid in connection with the patent technology license entered into with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. in March 2001 had been recorded as an intangible asset and was being amortized over a 10-year period. We decided to expense the entire amount in the March 2001 quarter. Certain bonus payments to the executive officers, recommended by the compensation committee and approved by the board of directors on May 15, 2001, totaling approximately $158,000, had been reflected as an expense related to the quarter ended June 30, 2001. We decided to record the entire expense in the quarter ended March 31, 2001.

The effect of these restatements on the statement of earnings is to reduce earnings for the year ended March 31, 2001 by $1.1 million, after income tax, and to increase earnings over the following 10-year period by the same dollar amount in the aggregate.

Independent of the SEC investigation, we also considered recent guidance from the SEC staff concerning the accounting for service transactions across many industries, and restated certain revenues, as well as attendant costs, in the Human Resources and Benefits Application Services and The Work Number Services revenue lines. This guidance requires, for certain of our contracts, revenues to be recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period. Previously, we had consistently recorded revenues as services were provided.

Additionally, during the course of the review into these matters, we identified an inaccuracy in the method of computing the weighted average shares outstanding used for the computation of diluted earnings per share.

The following tables indicate the impact of all restatements on our statements of operations and balance sheets. The restatements had no impact on our total cash flows from operations, investing activities or financing activities.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      FISCAL 2001
                                                      ----------------------------------------------------------------------------
                                                         JUNE 30,       SEPT. 30,       DEC. 31,       MARCH 31,
                                                          2000            2000            2000            2001            TOTAL
                                                      ------------    ------------    ------------    ------------    ------------
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS RESTATED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services .....................          4,145           4,568           4,580           5,856          19,149
     Human resources and benefits application
       services ...................................            856           1,031           5,158           1,520           8,565
   Cost of revenues:
     The Work Number services .....................          1,291           1,540           1,452           1,896           6,179
     Human resources and benefits application
       services ...................................          1,305           1,921           2,010           1,720           6,956
   Gross margin ...................................          3,384           3,822           7,516           4,088          18,813
   Operating expenses:
     Selling and marketing ........................          1,959           2,003           2,381           2,031           8,374
     General and administrative ...................          1,368           1,500           1,566           1,333           5,767
     Intellectual property settlement .............             --              --              --           1,612           1,612
   Operating income (loss) ........................             57             319           3,569            (888)          3,060
   Total other income (expense), net ..............            121             129             134             180             562
   Earnings (loss) before income tax expense and
     cumulative effect of change in accounting
     principle ....................................            178             448           3,703            (708)          3,622
   Income tax expense (benefit) ...................             83             178           1,508            (289)          1,481
   Net earnings (loss) before cumulative effect
     of change in  accounting principle ...........             95             306           2,195            (419)          2,177
   Cumulative effect of change in accounting
     principle ....................................         (1,655)             --              --              --          (1,655)
   Net earnings (loss) ............................         (1,560)            306           2,195            (419)            522
                                                      ============    ============    ============    ============    ============

   Earnings (loss) per share:
     Earnings (loss) before cumulative effect of
       change in  accounting principle ............           0.01            0.03            0.20           (0.04)           0.20
     Cumulative effect of change in accounting
       principle ..................................          (0.16)             --              --              --           (0.15)
                                                      ------------    ------------    ------------    ------------    ------------
     Net earnings (loss) ..........................          (0.15)           0.03            0.20           (0.04)           0.05
                                                      ============    ============    ============    ============    ============

   Diluted Shares .................................     10,189,484      10,930,813      11,175,945      10,336,701      11,068,583
                                                      ============    ============    ============    ============    ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings .....          2,122           1,880           1,979           1,043
     Prepaid expenses and other current assets ....          1,475           1,720           1,550           2,658
     Deferred tax assets, net .....................          1,986           2,502           1,874           2,727
     Total current assets .........................         20,572          20,956          22,576          24,187
     Other assets .................................            128             125             112              80
     Total assets .................................         29,888          30,674          32,240          33,434
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities .......            929           1,457           1,673           4,829
     Deferred revenue .............................          5,172           5,906           4,353           4,381
     Total current liabilities ....................          7,222           8,442           8,062          10,011
     Total liabilities ............................          8,459           9,602           9,235          11,112
     Accumulated deficit ..........................         (2,648)        (12,906)        (11,192)        (12,028)
     Total shareholders' equity ...................         21,429          21,072          23,005          22,322

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        FISCAL 2001
                                                        ----------------------------------------------------------------------------
                                                          JUNE 30,        SEPT. 30,       DEC. 31,       MARCH 31,
                                                            2000            2000            2000            2001           TOTAL
                                                        ------------    ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS ORIGINALLY RECORDED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services .......................          4,132           4,531           4,635           5,796          19,094
     Human resources and benefits application
       services .....................................          2,061           2,806           3,490           2,338          10,694
   Cost of revenues:
     The Work Number services .......................          1,291           1,540           1,452           1,896           6,179
     Human resources and benefits application
       services .....................................          1,305           1,921           2,009           1,720           6,956
   Gross margin .....................................          4,576           5,560           5,904           4,846          20,887
   Operating expenses:
     Selling and marketing ..........................          2,055           2,144           2,249           2,094           8,542
     General and administrative .....................          1,368           1,500           1,566           1,175           5,609
     Intellectual property settlement ...............             --              --              --              --              --
   Operating income (loss) ..........................          1,153           1,916           2,089           1,577           6,736
   Total other income (expense), net ................            121             129             134             180             562
   Earnings (loss) before income tax expense and
     cumulative effect of change in accounting
     principle ......................................          1,274           2,045           2,223           1,757           7,298
   Income tax expense (benefit) .....................            533             833             902             722           2,990
   Net earnings (loss) before cumulative effect of
     change in  accounting principle ................            741           1,248           1,321           1,035           4,345
   Cumulative effect of change in accounting
     principle ......................................             --              --              --              --              --
   Net earnings (loss) ..............................            741           1,248           1,321           1,035           4,345
                                                        ============    ============    ============    ============    ============

   Earnings (loss) per share:
     Earnings (loss) before cumulative effect of
       change in accounting principle ...............           0.07            0.12            0.13            0.10            0.41
     Cumulative effect of change in accounting
       principle ....................................             --              --              --              --              --
                                                        ------------    ------------    ------------    ------------    ------------
     Net earnings (loss) ............................           0.07            0.12            0.13            0.10            0.41
                                                        ============    ============    ============    ============    ============

   Diluted Shares ...................................     10,446,309      10,448,098      10,555,882      10,658,398      10,527,172
                                                        ============    ============    ============    ============    ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings .......          3,074           3,309           3,197           2,905
     Prepaid expenses and other current assets ......          1,205           1,309           1,270           2,313
     Deferred tax assets, net .......................            476             338             317             159
     Total current assets ...........................         19,744          19,810          21,957          23,136
     Other assets ...................................            128             125             112           1,692
     Total assets ...................................         29,060          29,528          31,621          33,995
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities .........            929           1,457           1,673           4,670
     Deferred revenue ...............................          2,042           1,516           1,365           1,278
     Total current liabilities ......................          4,092           4,052           5,074           6,749
     Total liabilities ..............................          5,330           5,212           6,247           7,850
     Accumulated deficit ............................           (347)         (9,662)         (8,822)         (8,205)
     Total shareholders' equity .....................         23,730          24,316          25,375          26,145

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       FISCAL 2002
                                                       ----------------------------------------------------------------------------
                                                          JUNE 30,       SEPT. 30,       DEC. 31,        MARCH 31,
                                                           2001            2001            2001            2002            TOTAL
                                                       ------------    ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS RESTATED:
  STATEMENT OF OPERATIONS DATA:
  Revenues:
    The Work Number services .......................          6,103           6,659           6,856           7,566          27,184
    Human resources and benefits application
      services .....................................          1,380           1,281           5,543           1,553           9,757
  Cost of revenues:
    The Work Number services .......................          1,864           2,447           2,335           2,674           9,320
    Human resources and benefits application
      services .....................................          1,832           1,968           2,265           1,465           7,530
  Gross margin .....................................          4,401           4,338           8,729           5,797          23,265
  Operating expenses:
    Selling and marketing ..........................          2,190           2,347           2,113           1,866           8,516
    General and administrative .....................          1,335           2,029           1,992           2,098           7,454
    Intellectual property settlement ...............             --              --              --              --              --
  Operating income (loss) ..........................            876          (2,665)          4,624           1,833           4,668
  Total other income (expense), net ................            123             476             564             404           1,567
  Earnings (loss) before income tax expense and
    cumulative effect of change in accounting
    principle ......................................            999          (2,189)          5,188           2,237           6,235
  Income tax expense (benefit) .....................            424            (813)          1,885             806           2,302
  Net earnings (loss) before cumulative effect of
    change in  accounting principle ................            575          (1,376)          3,303           1,431           3,933
  Cumulative effect of change in accounting
    principle ......................................             --              --              --              --              --
  Net earnings (loss) ..............................            575          (1,376)          3,303           1,431           3,933
                                                       ============    ============    ============    ============    ============

  Earnings (loss) per share:
    Earnings (loss) before cumulative effect of
      change in accounting principle ...............           0.05           (0.11)           0.23            0.10            0.29
    Cumulative effect of change in accounting
      principle ....................................             --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Net earnings (loss) ............................           0.05           (0.11)           0.23            0.10            0.29
                                                       ============    ============    ============    ============    ============

  Diluted Shares ...................................     11,409,587      12,592,057      14,468,025      14,499,913      13,481,683
                                                       ============    ============    ============    ============    ============

  BALANCE SHEET DATA:
  Assets:
    Work in progress, less progress billings .......          1,227           1,299             849           1,377
    Prepaid expenses and other current assets ......          3,489           4,833           3,035           3,340
    Deferred tax assets, net .......................          3,072           3,589           2,904           2,948
    Total current assets ...........................         22,635         107,669         105,568          41,669
    Other assets ...................................             70              62              57           1,711
    Total assets ...................................         32,111         126,965         124,807         179,738
  Liabilities and shareholders' equity:
    Accrued expenses and other liabilities .........          1,156           2,457           2,100          20,455
    Deferred revenue ...............................          5,308           7,232           6,323           7,632
    Total current liabilities ......................          7,518          11,156           9,563          38,670
    Total liabilities ..............................          8,636          12,025           9,880          63,610
    Accumulated deficit ............................        (11,794)        (45,456)        (44,814)        (44,007)
    Total shareholders' equity .....................         23,475         114,940         114,927         116,128

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       FISCAL 2002
                                                       ----------------------------------------------------------------------------
                                                          JUNE 30,       SEPT. 30,       DEC. 31,        MARCH 31,
                                                           2001            2001            2001            2002           TOTAL
                                                       ------------    ------------    ------------    ------------    ------------
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
AS ORIGINALLY RECORDED:
  STATEMENT OF OPERATIONS DATA:
  Revenues:
    The Work Number services .......................          6,072           6,666           7,186           7,488          27,412
    Human resources and benefits application
      services .....................................          2,580           2,924           3,416           1,878          10,797
  Cost of revenues:
    The Work Number services .......................          1,884           2,468           2,356           2,695           9,403
    Human resources and benefits application
      services .....................................          1,853           1,988           2,286           1,484           7,610
  Gross margin .....................................          5,529           5,947           6,890           6,004          24,370
  Operating expenses:
    Selling and marketing ..........................          2,260           2,447           2,007           1,882           8,596
    General and administrative .....................          1,493           2,029           1,992           2,099           7,612
    Intellectual property settlement ...............             --              --              --              --              --
  Operating income (loss) ..........................          1,776          (1,156)          2,891           2,023           5,535
  Total other income (expense), net ................            123             476             564             404           1,567
  Earnings (loss) before income tax expense and
    cumulative effect of change in accounting
    principle ......................................          1,899            (680)          3,455           2,427           7,102
  Income tax expense (benefit) .....................            750            (258)          1,245             875           2,612
  Net earnings (loss) before cumulative effect of
    change in  accounting principle ................          1,149            (422)          2,210           1,552           4,490
  Cumulative effect of change in accounting
    principle ......................................             --              --              --              --              --
  Net earnings (loss) ..............................          1,149            (422)          2,210           1,552           4,490
                                                       ============    ============    ============    ============    ============

  Earnings (loss) per share:
    Earnings (loss) before cumulative effect of
      change in accounting principle ...............           0.11           (0.03)           0.16            0.11            0.34
    Cumulative effect of change in accounting
      principle ....................................             --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Net earnings (loss) ............................           0.11           (0.03)           0.16            0.11            0.34
                                                       ============    ============    ============    ============    ============

  Diluted Shares ...................................     10,918,572      12,592,057      14,049,056      14,097,402      13,021,313
                                                       ============    ============    ============    ============    ============

  BALANCE SHEET DATA:
  Assets:
    Work in progress, less progress billings .......          3,383           3,307           1,964           2,595
    Prepaid expenses and other current assets ......          3,077           4,321           2,629           2,917
    Deferred tax assets, net .......................            179             140              94              70
    Total current assets ...........................         21,486         105,716         103,467          39,586
    Other assets ...................................          1,640           1,591           1,545           3,158
    Total assets ...................................         32,531         126,541         124,193         179,101
  Liabilities and shareholders' equity:
    Accrued expenses and other liabilities .........          1,155           2,457           2,100          20,455
    Deferred revenue ...............................          1,331           1,455           1,452           2,616
    Total current liabilities ......................          3,540           5,380           4,692          33,654
    Total liabilities ..............................          4,658           6,249           5,008          58,594
    Accumulated deficit ............................         (7,396)        (40,104)        (40,556)        (39,628)
    Total shareholders' equity .....................         27,873         120,292         119,185         120,507

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                          FISCAL 2003
                                                       ----------------
                                                           JUNE 30,
                                                             2002
                                                       ----------------
                                                        (IN THOUSANDS,
                                                       EXCEPT SHARE AND
                                                       PER SHARE DATA)
AS RESTATED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services ........................          7,617
     Human resources and benefits application
       services ......................................          1,445
   Cost of revenues:
     The Work Number services ........................          2,815
     Human resources and benefits application
       services ......................................          1,588
   Gross margin ......................................         14,423
   Operating expenses:
     Selling and marketing ...........................          4,863
     General and administrative ......................          5,855
     Intellectual property settlement ................             --
   Operating income (loss) ...........................          3,705
   Total other income (expense), net .................           (331)
   Earnings (loss) before income tax expense and
     cumulative effect of change in accounting
     principle .......................................          3,374
   Income tax expense (benefit) ......................          1,299
   Net earnings (loss) before cumulative effect of
     change in  accounting principle .................          2,075
   Cumulative effect of change in accounting
     principle .......................................             --
   Net earnings (loss) ...............................          2,075
                                                         ============

   Earnings (loss) per share:
     Earnings (loss) before cumulative effect of
       change in accounting principle ................           0.14
     Cumulative effect of change in accounting
       principle .....................................             --
                                                         ------------
     Net earnings (loss) .............................           0.14
                                                         ============

   Diluted Shares ....................................     14,399,979
                                                         ============
   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings ........          1,284
     Prepaid expenses and other current assets .......          3,822
     Deferred tax assets, net ........................          3,287
     Total current assets ............................         29,559
     Other assets ....................................          1,642
     Total assets ....................................        170,080
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities ..........          8,498
     Deferred revenue ................................          8,745
     Total current liabilities .......................         28,325
     Total liabilities ...............................         51,356
     Accumulated deficit .............................        (43,954)
     Total shareholders' equity ......................        118,724

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               FISCAL 2003
                                                             ----------------
                                                                 JUNE 30,
                                                                   2002
                                                             ----------------
                                                              (IN THOUSANDS,
                                                             EXCEPT SHARE AND
                                                             PER SHARE DATA)
AS ORIGINALLY RECORDED:
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     The Work Number services .............................          7,804
     Human resources and benefits application
       services ...........................................          2,097
   Cost of revenues:
     The Work Number services .............................          2,836
     Human resources and benefits application
       services ...........................................          1,608
   Gross margin ...........................................         15,221
   Operating expenses:
     Selling and marketing ................................          4,918
     General and administrative ...........................          5,854
     Intellectual property settlement .....................             --
   Operating income (loss) ................................          4,449
   Total other income (expense), net ......................           (331)
   Earnings (loss) before income tax expense and
     cumulative effect of change in accounting
     principle ............................................          4,118
   Income tax expense (benefit) ...........................          1,585
   Net earnings (loss) before cumulative effect of
     change in  accounting principle ......................          2,533
   Cumulative effect of change in accounting principle ....             --
   Net earnings (loss) ....................................          2,533
                                                              ============

   Earnings (loss) per share:
     Earnings (loss) before cumulative effect of
       change in accounting principle .....................           0.18
     Cumulative effect of change in accounting principle ..             --
                                                              ------------
     Net earnings (loss) ..................................           0.18
                                                              ============

   Diluted Shares .........................................     14,166,757
                                                              ============

   BALANCE SHEET DATA:
   Assets:
     Work in progress, less progress billings .............          2,817
     Prepaid expenses and other current assets ............          3,344
     Deferred tax assets, net .............................            122
     Total current assets .................................         27,449
     Other assets .........................................          3,047
     Total assets .........................................        169,375
   Liabilities and shareholders' equity:
     Accrued expenses and other liabilities ...............          8,498
     Deferred revenue .....................................          3,203
     Total current liabilities ............................         22,783
     Total liabilities ....................................         45,814
     Accumulated deficit ..................................        (39,118)
     Total shareholders' equity ...........................        123,561

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Throughout the financial statements and notes, all amounts presented as of March 31, 2002 and for the three and nine months ended December 31, 2001 have been adjusted to reflect the aforementioned adjustments.

As a result of the recent SEC guidance discussed above concerning the accounting for service transactions, we have updated our revenue recognition policy. The updated policy is described in the following paragraph:

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

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended December 31, 2001 and 2002 was $3.3 million and $4.2 million, respectively, and for the nine months ended December 31, 2001 and 2002 was $2.5 million and $8.6 million, respectively. The difference between comprehensive income and net income for the three and nine months ended December 31, 2001 arose from unrealized holding gains (losses) on our debt securities portfolio. The difference between comprehensive income and net income for the three and nine months ended December 31, 2002 arose from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $919,000 and $2.5 million for the nine months ended December 31, 2001 and 2002, respectively. Cash paid for interest totaled $0 and $1.0 million for the nine months ended December 31, 2001 and 2002, respectively.

We declared a $0.03 per share cash dividend, totaling $410,000, on November 19, 2002. The dividend was payable January 17, 2003 to shareholders of record on December 20, 2002.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of our restatements discussed in Note 1 above, there were no changes to total cash flows from operating activities, investing activities or financing activities. There were, however, the following changes to components within cash flows from operating activities:

                                                      FOR THE NINE MONTHS ENDED DEC. 30, 2001,
                                                      ----------------------------------------
                                                                   (IN THOUSANDS)
                                                      AS RESTATED       AS ORIGINALLY REPORTED
                                                      -----------       ----------------------

Deferred taxes ....................................   $     (573)           $     (331)
Work in progress in excess of progress billings ...          194                   941
Prepaid expenses and other current assets .........         (356)                 (295)
Other assets ......................................           23                   147
Accrued expenses and other liabilities ............       (2,834)               (2,675)
Deferred revenue ..................................        1,827                    59

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

The following table summarizes goodwill and other intangible asset activity for the nine months ended December 31, 2002 (dollars in thousands).

                                                                        OTHER INTANGIBLE ASSETS
                                              -----------------------------------------------------------------------------
                                              CUSTOMER               CUSTOMER       NON-      GROSS      ACCUM        NET
                                  GOODWILL      BASE     SOFTWARE     RECORDS     COMPETE     TOTAL      AMORT       TOTAL
                                  --------    --------   --------    --------    --------   --------   --------    --------

MARCH 31, 2002 ................   $102,564    $ 16,904   $    154    $  2,200    $     --   $ 19,258   $    (83)   $ 19,175
Adjust intangibles to final
  valuations ..................       (618)        679       (154)        (16)        109        618         --         618
Adjust acquired assets to
  final valuations ............        537          --         --          --          --         --         --          --
Transaction costs .............        986          --         --          --          --         --         --          --
Ti3 acquisition additional
  consideration ...............      2,000          --         --          --          --         --         --          --
Amortization ..................         --          --         --          --          --         --     (1,002)     (1,002)
                                  --------    --------   --------    --------    --------   --------   --------    --------
DECEMBER 31, 2002 .............   $105,469    $ 17,583   $     --    $  2,184    $    109   $ 19,876   $ (1,085)   $ 18,791
                                  ========    ========   ========    ========    ========   ========   ========    ========

Weighted average lives
  (in years) ..................                  14.92                  15.00        3.00      14.86
                                              ========               ========    ========   ========

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization of other intangible assets was $1.0 million for the nine months ended December 31, 2002, and is currently projected to be $1.3 million for the fiscal year ended March 31, 2003, $1.4 million for the fiscal year ended March 31, 2004 and $1.3 million for each of the fiscal years ended March 31, 2005 through 2007.

NOTE 6 - LONG-TERM DEBT

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

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the The Frick Company and the unemployment cost management business of GatesMcDonald & Company. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

On January 27, 2003, the Company entered into an amendment to the Loan Agreement. Our wholly-owned subsidiaries, James E. Frick, Inc., Garcia Acquisition Sub, Inc. and Ti3, Inc., consented to the amendment as guarantors. Among other things, the amendment modified the minimum EBITDA covenant for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003 contained in the Loan Agreement. In addition, the Company obtained from the Lenders a waiver of its violation of the minimum EBITDA covenant for the quarter ended December 31, 2002.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENT

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

As of December 31, 2002, the fair value of the interest rate swap in the amount of $276,000 is included in accrued expenses and other liabilities.

We do not use financial instruments for trading or speculative purposes.

NOTE 8 - BUSINESS SEGMENTS

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

The following items are not reported on an operating segment basis (and are included in the following table in the column entitled "Unallocated") because they are not considered in the performance evaluation by our chief operating decision-maker, our chairman and CEO:

     o    Interest income and expense and income taxes;

     o    Acquisition-related debt, goodwill and intangible assets;

     o    Intangible asset amortization expense; and

     o    Executive overhead expenses

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning our reportable operating segments is shown in the following table for the periods indicated, in thousands:

                                            PAYROLL-     UNEMPLOYMENT
                                             BASED           COST
                                          SERVICES AND    MANAGEMENT
                                            SOFTWARE       SERVICES      UNALLOCATED       TOTAL
                                          ------------   ------------   ------------    ------------

THREE MONTHS ENDED DECEMBER 31, 2001
Revenues ..............................   $     13,981   $         --   $         --    $     13,981
Operating income ......................          4,624             --             --           4,624
Total assets ..........................        124,807             --             --         124,807

THREE MONTHS ENDED DECEMBER 31, 2002
Revenues ..............................   $     14,852   $     18,879   $         --    $     33,731
Operating income ......................          6,044          3,514         (2,438)          7,120
Total assets ..........................         15,803         31,075        124,260         171,138

NINE MONTHS ENDED DECEMBER 31, 2001
Revenues ..............................   $     33,379   $         --   $         --    $     33,379
Operating income ......................          2,835             --             --           2,835
Total assets ..........................        124,807             --             --         124,807

NINE MONTHS ENDED DECEMBER 31, 2002
Revenues ..............................   $     37,142   $     54,857   $         --    $     91,999
Operating income ......................         11,582          9,007         (5,374)         15,215
Total assets ..........................         15,803         31,075        124,260         171,138

Prior to restatement, Payroll-Based Services and Software revenues, income from operations and total assets for the three months ended December 31, 2001 were, in thousands, $12,184, $2,891 and $124,194 and for the nine months ended December 31, 2001 were $34,400, $3,511 and $124,194, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As previously disclosed, the Securities and Exchange Commission is conducting an investigation into our August 2001 secondary offering of common stock and second fiscal quarter 2001 financial results. We are cooperating fully with the investigation, and have voluntarily produced documents requested by the Commission and have made our employees available for interviews or testimony upon request. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen, related to two matters. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our restatement discussed herein. The remedies the Commission may consider include an injunction against us and the individuals and, if appropriate, an officer and director bar and disgorgement and civil money penalties against the individuals. We and the individuals have filed written responses to the Wells letter setting forth the reasons why an enforcement action should not be instituted by the Commission. Subsequently, the staff requested additional information regarding two other items that were the subject of the restatement, revenue recognition and earnings per share calculations. These items are not the subject of the staff's Wells letter. We cannot predict whether or not the staff will decide to recommend enforcement action with respect to these two items.

As described above, the Company has restated its financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the Lenders

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

under our March 27, 2002 Loan Agreement could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed below or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

Further, we cannot predict at this time whether or not any additional regulatory investigation by the SEC or otherwise related to this restatement will be commenced, or if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

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

NOTE 10 - SUBSEQUENT EVENT

As a result of the delay in filing our Form 10-Q for the quarter ended September 30, 2002, the letter "E" was appended to our trading symbol, signifying the delay, from November 26, 2002 until January 22, 2003.

Following an appeal hearing by The Nasdaq Stock Market, we were informed on January 17, 2003 that a Nasdaq Listing Qualifications Panel has determined to continue the listing of our common stock. However, the Nasdaq Listing and Hearing Review Council may on its own motion, within 45 days, review the Panel's decision. There can be no assurance that the Nasdaq Listing and Hearing Review Council will not object to the continued listing of our common stock.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-Q and in our Annual Report on Form 10-K/A for the year ended March 31, 2002. However, as described above in
Note 1 to the Unaudited Consolidated Financial Statements, which is incorporated by reference herein, we have decided to restate certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes as of and for the periods ended December 31, 2001 and March 31, 2002 has been restated from its original presentation in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

The majority of W-2 eXpress clients are billed based upon the number of employees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by TALX clients through the end of the service period. Additionally, we have some clients that are billed on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

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

FasTime clients are billed for initial set up fees, monthly maintenance fees and per transaction fees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period for setup and maintenance fees and as services are performed for transaction-based fees.

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

We generate revenues from eChoice by charging clients on a per-employee basis, generally pursuant to multi-year contracts. We generate revenues from our other human resources and benefits application services by charging clients an initial set-up and development fee and monthly hosting and transactions fees, generally pursuant to multi-year contracts. Revenue is primarily recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended March 31, 2002 which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth, cash flows and anticipated improvements in gross margin and general and administrative expense as a percentage of revenues of the unemployment cost management business. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to,

     (1) risks surrounding the class action litigation, the SEC investigation and the restatement of our financial statements,

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

See our Annual Report on Form 10-K/A for the year ended March 31, 2002, for a complete description of some of our risk factors. You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:

                                                                                                 PERCENTAGE CHANGE
                                           THREE MONTHS              NINE MONTHS          ----------------------------------
                                          ENDED DEC. 31,           ENDED  DEC. 31,         THREE MONTHS        NINE MONTHS
                                     -----------------------   -----------------------     ENDED DEC. 31,     ENDED DEC. 31,
                                        2001         2002         2001         2002        2002 OVER 2001     2002 OVER 2001
                                     ----------   ----------   ----------   ----------    ---------------    ---------------
                                     (RESTATED)                (RESTATED)
                                     ----------                ----------
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)

REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services ......   $    6,856   $    9,011   $   19,618   $   25,200           31.4%                28.5%
   Unemployment cost management
     services ....................           --       18,879           --       54,857              *                    *
   Human resources and benefits
     application services ........        5,543        4,652        8,204        8,004          (16.1)                (2.4)
   Customer premises systems .....          604          281        2,613        1,182          (53.5)               (54.8)
   Maintenance and support .......          978          908        2,944        2,756           (7.2)                (6.4)
                                     ----------   ----------   ----------   ----------
     Total revenues ..............   $   13,981   $   33,731   $   33,379   $   91,999          141.3                175.6
                                     ----------   ----------   ----------   ----------

* - not meaningful.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                                        PERCENTAGE CHANGE
                                            THREE MONTHS                  NINE MONTHS          ----------------------------------
                                           ENDED DEC. 31,               ENDED  DEC. 31,          THREE MONTHS        NINE MONTHS
                                     ------------------------     -------------------------     ENDED DEC. 31,     ENDED DEC. 31,
                                        2001          2002           2001           2002        2002 OVER 2001     2002 OVER 2001
                                     ----------    ----------     ----------     ----------    ---------------    ---------------
                                     (RESTATED)                  (RESTATED)
                                     ----------                  ----------
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)
REVENUES AND GROSS MARGIN
 (CONTINUED):
Gross margin:
   The Work Number services .......  $    4,521    $    6,099     $   12,972     $   16,455           34.9%            26.9%
   Unemployment cost management
     services .....................          --         9,182             --         26,389              *                *
   Human resources and benefit
     application services .........       3,278         2,908          2,138          2,933          (11.3)            37.2
   Customer premises systems ......         179           (57)           532            267              *            (49.8)
   Maintenance and support ........         751           735          2,133          2,208           (2.1)             3.5
   Inventory write-down ...........          --            --           (307)            --              *                *
                                     ----------    ----------     ----------     ----------
     Total gross margin ...........  $    8,729    $   18,867     $   17,468     $   48,252          116.1            176.2
                                     ----------    ----------     ----------     ----------
GROSS MARGIN PERCENTAGE BY
  REVENUE CATEGORY:
The Work Number services ..........        65.9%         67.7%          66.1%          65.3%
Unemployment cost management
   services .......................          --          48.6             --           48.1
Human resources and benefits
   application services ...........        59.1          62.5           26.1           36.6
Customer premises systems .........        29.6         (20.3)          20.4           22.6
Maintenance and support ...........        76.8          80.9           72.5           80.1

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services .......        49.1%         26.7%          58.8%          27.4%          31.4%            28.5%
   Unemployment cost management
     services .....................          --          56.0             --           59.6              *                *
   Human resources and benefits
     application services .........        39.6          13.8           24.6            8.7          (16.1)            (2.4)
   Customer premises systems ......         4.3           0.8            7.8            1.3          (53.5)           (54.8)
   Maintenance and support ........         7.0           2.7            8.8            3.0           (7.2)            (6.4)
                                     ----------    ----------     ----------     ----------
     Total revenues ...............       100.0         100.0          100.0          100.0          141.3            175.6
Cost of revenues ..................        37.6          44.1           47.7           47.6          183.0            174.9
                                     ----------    ----------     ----------     ----------
Gross margin ......................        62.4          55.9           52.3           52.4          116.1            176.2
                                     ----------    ----------     ----------     ----------
Operating expenses:
   Selling and marketing ..........        15.1          14.6           19.9           15.3          132.4            112.0
   General and administrative .....        14.2          20.2           16.0           20.6          243.2            253.6
   Restructuring charge ...........          --            --            7.9             --              *                *
                                     ----------    ----------     ----------     ----------
     Total operating expenses .....        29.3          34.8           43.8           35.9          186.2            125.8
                                     ----------    ----------     ----------     ----------
Operating income ..................        33.1          21.1            8.5           16.5           54.0            436.7
Other income (expense), net .......         4.0          (1.0)           3.5           (1.1)             *                *
                                     ----------    ----------     ----------     ----------
   Earnings before income
     tax expense ..................        37.1          20.1           12.0           15.4           30.7            254.4

Income tax expense ................        13.5           7.7            4.5            5.9           38.5            263.9
                                     ----------    ----------     ----------     ----------
Net earnings ......................        23.6%         12.4%           7.5%           9.5%          26.2            248.6
                                     ==========    ==========     ==========     ==========


* - not meaningful.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Revenues. Total revenues increased 141.3% to $33.7 million in the third quarter of fiscal 2003 from $14.0 million in the third quarter of fiscal 2002.

Revenues from The Work Number services increased 31.4% to $9.0 million in the third quarter of fiscal 2003 from $6.9 million in the third quarter of fiscal 2002, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and large verifiers and, to a lesser extent, an increase in pricing during the preceding year.

Revenues from unemployment cost management services for the third quarter of fiscal 2003 of $18.9 million represent revenues from our acquisition of both The Frick Company and the unemployment cost management business of GatesMcDonald & Company on March 27, 2002. This represents an increase of approximately 5.2%, from $17.9 million for the prior sequential quarter, due principally to cross-selling successes.

Revenues from human resources and benefits application services decreased 16.1% to $4.7 million in the third quarter of fiscal 2003 from $5.5 million in the third quarter of fiscal 2002. This resulted from a decrease in the number of clients to whom services were available in this quarter compared to the comparable prior year quarter, due to client attrition not being replaced by new sales. This softening of new sales is due to the poor economic conditions which began affecting our sales performance in the second quarter of fiscal 2002.

Revenues from customer premises systems decreased 53.5% to $281,000 in the third quarter of fiscal 2003 from $604,000 in the third quarter of fiscal 2002. This decrease is due to a shift in our focus away from selling in-house systems to our human resources and benefits application services.

Revenues from maintenance and support related to the customer premises systems decreased 7.2% to $908,000 in the third quarter of fiscal 2003 from $978,000 in the third quarter of fiscal 2002, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services.

We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current levels as we have discontinued sales to new clients and continue to emphasize The Work Number services and unemployment cost management services.

Gross Margin. Total gross margin increased 116.1% to $18.9 million in the third quarter of fiscal 2003 from $8.7 million in the third quarter of fiscal 2002. As a percentage of total revenues, gross margin decreased to 55.9% in the third quarter of fiscal 2003 from 62.4% in the third quarter of fiscal 2002.

The Work Number services gross margin increased 34.9% to $6.1 million, or 67.7% of corresponding revenue, in the third quarter of fiscal 2003 from $4.5 million, or 65.9% of corresponding revenue in the third quarter of fiscal 2002. The increase in gross margin and gross margin percentage was due primarily to revenue increases and improved leveraging of our operational infrastructure.

Unemployment cost management services gross margin was $9.2 million, or 48.6% of corresponding revenue in the third quarter of fiscal 2003. This represents an increase from $8.4 million, or 47.0% of corresponding revenue in the previous sequential quarter. The increase in gross margin and gross margin percentage was due primarily to revenue increases and improvements resulting from our efforts to consolidate the cost structure of the acquired businesses.

Human resources and benefits application services gross margin decreased 11.3% to $2.9 million, or 62.5% of corresponding revenue, in the third quarter of fiscal 2003 from $3.3 million or 59.1% of corresponding revenue in the third quarter of fiscal 2002. This decrease in gross margin is due to the lower revenue levels discussed above. The

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase in gross margin percentage is due to improved leveraging of personnel costs within our delivery organization. Because of the seasonal variations in our service offerings, gross margins in this revenue line are lower in the first, second and fourth fiscal quarters and are substantially higher in our third fiscal quarter each year. This is because fixed infrastructure and personnel costs are incurred relatively evenly through the year, while revenues are seasonally higher in the third fiscal quarter due to proportionally increased benefits enrollment activity.

Customer premises systems gross margin decreased 131.8% to ($57,000), or (20.3%) of corresponding revenue, in the third quarter of fiscal 2003 from $179,000, or 29.6% of corresponding revenue in the third quarter of fiscal 2002. The decrease in gross margin and gross margin percentage is due to a certain level of fixed personnel costs in place to support this business, even as revenues continued to decline.

Maintenance and support gross margin decreased 2.1% to $735,000, or 80.9% of corresponding revenue, in the third quarter of fiscal 2003, from $751,000, or 76.8% of corresponding revenue, in the third quarter of fiscal 2002. The decrease in gross margin is due to lower revenues caused by a shrinking client base. The increase in gross margin percentage is due to improved leveraging of personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 132.4% to $4.9 million in the third quarter of fiscal 2003 from $2.1 million in the third quarter of fiscal 2002. This increase is primarily due to the addition of our recently acquired unemployment cost management services businesses. As a percentage of revenues, such expenses decreased to 14.6% in the third quarter of fiscal 2003 from 15.1% in the third quarter of fiscal 2002. The decrease in expense as a percentage of revenues is due to the greater rate of increase in our revenues compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 243.2% to $6.8 million in the third quarter of fiscal 2003 from $2.0 million in the third quarter of fiscal 2002. This increase is primarily due to the addition of our recently acquired unemployment cost management services businesses. In addition, we incurred approximately $800,000 in incremental legal and accounting fees related to our ongoing SEC investigation and related financial statement restatements. As a percentage of revenues, such expenses increased to 20.3% in the third quarter of fiscal 2003 from 14.2% in the third quarter of fiscal 2002. This increase is due primarily to the newly acquired unemployment cost management services businesses historically having higher general and administrative expenses as a percentage of revenue compared to our traditional businesses. We expect to see this percentage improve in future quarters as we continue to consolidate the cost structure of the acquired businesses. Additionally, the increase in general and administrative expenses in our traditional businesses as a percentage of revenues is due to the revenue levels in human resources and benefits application services, that were lower than anticipated.

Other Income (Expense), Net. Other income (expense), net decreased to $339,000 of other expense in the third quarter of fiscal 2003 from $564,000 of other income in the third quarter of fiscal 2002, due to a shift from a net investing position to a net borrowing position. This is due to the financing related to our acquisitions of the unemployment cost management services businesses.

Income Tax Expense. Our effective income tax rate increased to 38.5% in the third quarter of fiscal 2003 from 36.3% in the third quarter of fiscal 2002. This change reflects the effect of tax-exempt interest earned on state and federal tax-free municipal securities during fiscal 2002.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

Revenues. Total revenues increased 175.6% to $92.0 million in the first three quarters of fiscal 2003 from $33.4 million in the first three quarters of fiscal 2002.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues from The Work Number services increased 28.5% to $25.2 million in the first three quarters of fiscal 2003 from $19.6 million in the first three quarters of fiscal 2002, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and, to a lesser extent, an increase in pricing during the preceding year.

Revenues from unemployment cost management services for the first three quarters of fiscal 2003 of $54.9 million represent revenues from our acquisition of both The Frick Company and the unemployment cost management business of GatesMcDonald & Company on March 27, 2002.

Revenues from human resources and benefits application services decreased 2.4% to $8.0 million in the first three quarters of fiscal 2003 from $8.2 million in the first three quarters of fiscal 2002. This resulted from a decrease in the number of clients to whom services were available in this nine month period, compared to the comparable prior year period, due to client attrition not being replaced by new sales. This softening of new sales is due to the poor economic conditions which began affecting our sales performance in the second quarter of fiscal 2002.

Revenues from customer premises systems decreased 54.8% to $1.2 million in the first three quarters of fiscal 2003 from $2.6 million in the first three quarters of fiscal 2002. This decrease is due to a shift in our focus away from selling in-house systems to our human resources and benefits application services.

Revenues from maintenance and support related to the customer premises systems decreased 6.4% to $2.8 million in the first three quarters of fiscal 2003 from $2.9 million in the first three quarters of fiscal 2002, reflecting the support provided to a shrinking installed base as we shift our strategy towards providing similar solutions through application services.

We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current levels as we have discontinued sales to new clients and continue to emphasize The Work Number services and unemployment cost management services.

Gross Margin. Total gross margin increased 176.2% to $48.3 million in the first three quarters of fiscal 2003 from $17.5 million in the first three quarters of fiscal 2002. As a percentage of total revenues, gross margin increased to 52.4% in the first three quarters of fiscal 2003 from 52.3% in the first three quarters of fiscal 2002.

The Work Number services gross margin increased 26.9% to $16.5 million, or 65.3% of corresponding revenue, in the first three quarters of fiscal 2003 from $13.0 million, or 66.1% of corresponding revenue in the first three quarters of fiscal 2002. The increase in gross margin was due primarily to revenue increases. The gross margin percentage decreased due to the inclusion of Ti3, which has a lower gross margin than our traditional The Work Number services, for the three quarters of fiscal 2003, versus only the second and third quarters of fiscal 2002. Also, costs related to personnel and infrastructure increased slightly in the first quarter of fiscal 2003 to accommodate possible future electronic payroll services clients.

Unemployment cost management services gross margin was $26.4 million, or 48.1% of corresponding revenue in the first three quarters of fiscal 2003. We expect to realize improvements in the gross margin percentage throughout the fiscal year as we continue to consolidate the cost structure of the acquired businesses.

Human resources and benefits application services gross margin increased 37.2% to $2.9 million, or 36.6% of corresponding revenue, in the first three quarters of fiscal 2003 from $2.1 million, or 26.1% of corresponding revenue in the first three quarters of fiscal 2002. This increase in gross margin and gross margin percentage is principally due to improved leveraging of fixed infrastructure costs, compared to the comparable prior year period. Because of the seasonal variations in our service offerings, gross margins in this revenue line are lower in the first, second, and fourth fiscal quarters and are substantially higher in our third fiscal quarter each year. This is because fixed infrastructure and

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

personnel costs are incurred relatively evenly through the year, while revenues are seasonally higher in the third fiscal quarter.

Customer premises systems gross margin decreased 49.8% to $267,000, or 22.6% of corresponding revenue, in the first three quarters of fiscal 2003 from $532,000, or 20.4% of corresponding revenue in the first three quarters of fiscal 2002. The decrease in gross margin is due to a certain level of fixed personnel costs in place to support this business, even as revenues continued to decline. The increase in gross margin percentage is due to the elimination of amortization of capitalized software, that remained during the first quarter of fiscal 2002 as we were shifting our business focus to The Work Number services and human resources and benefits application services.

Maintenance and support gross margin increased 3.5% to $2.2 million, or 80.1% of corresponding revenue, in the first three quarters of fiscal 2003, from $2.1 million, or 72.5% of corresponding revenue, in the first three quarters of fiscal 2002. The increase in gross margin and gross margin percentage is due to improved leveraging of personnel costs, offset by lower revenues caused by a shrinking client base.

Selling and Marketing Expenses. Selling and marketing expenses increased 112.0% to $14.1 million in the first three quarters of fiscal 2003 from $6.7 million in the first three quarters of fiscal 2002. This increase is primarily due to the addition of our recently acquired unemployment cost management services businesses. As a percentage of revenues, such expenses decreased to 15.3% in the first three quarters of fiscal 2003 from 19.9% in the first three quarters of fiscal 2002. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 253.6% to $18.9 million in the first three quarters of fiscal 2003 from $5.4 million in the first three quarters of fiscal 2002. This increase is primarily due to the addition of our recently acquired unemployment cost management services businesses. Additionally, in the third quarter of fiscal 2003 we incurred approximately $800,000 in incremental legal and accounting fees related to our ongoing SEC investigation and related financial statement restatements. As a percentage of revenues, such expenses increased to 20.6% in the third quarter of fiscal 2003 from 16.0% in the third quarter of fiscal 2002. This increase is due primarily to the newly acquired unemployment cost management services businesses historically having higher general and administrative expenses as a percentage of revenue compared to our traditional businesses. We expect to see this percentage improve in future quarters as we continue to consolidate the cost structure of the acquired businesses. Additionally, the increase in general and administrative expenses in our traditional businesses as a percentage of revenues is due to the revenue levels in human resources and benefits application services, that were lower than anticipated.

Non-Recurring Charges. During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings for the nine months ended December 31, 2001 and $240,000 and $153,000 is reflected in accrued expenses on the balance sheet as of March 31, 2002 and December 31, 2002, respectively. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings for the nine months ended December 31, 2001.

Other Income (Expense), Net. Other income (expense), net decreased to $1.0 million of other expense in the first three quarters of fiscal 2003 from $1.2 million of other income in the first three quarters of fiscal 2002, due to a shift from a

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net investing position to a net borrowing position. This is due to the financing related to our acquisitions of the unemployment cost management services businesses.

Income Tax Expense. Our effective income tax rate increased to 38.4% in the first three quarters of fiscal 2003 from 37.4% in the first three quarters of fiscal 2002. This change reflects the effect of tax-exempt interest earned on state and federal tax-free municipal securities during fiscal 2002.

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

Our working capital was $3.0 million at March 31, 2002 and $1.0 million at December 31, 2002. Total working capital decreased during the nine months ended December 31, 2002 due principally to payments made related to our March 27, 2002 acquisitions and increases in deferred revenue and the current portion of long-term debt. At December 31, 2002, $8.8 million of current liabilities represent deferred revenue instead of payment obligations. As a result, based on cash and cash equivalents on hand together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

Our accounts receivable increased from $12.5 million at March 31, 2002 to $15.4 million at December 31, 2002, due primarily to a high level of billings during the last month of the quarter.

Our capital expenditures were $3.6 million during the nine months ended December 31, 2002. These capital expenditures were principally for computer equipment and integrating the operational infrastructure for our unemployment cost management services segment. At December 31, 2002, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 18 to 24 months, as we continue to integrate the operations of our acquisitions.

In November 2000, our board of directors authorized us to repurchase up to 400,000 shares of our stock in the open market, or through privately negotiated transactions over the following two-year period. In November 2001, this plan was extended to November 2004, and the number of shares was increased to one million. We repurchased 311,000 shares during the nine months ended December 31, 2002. Cumulative shares repurchased amount to 608,500. Share amounts are reported on a pre-dividend basis. Except for the 255,792 shares remaining in the treasury at December 31, 2002, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases. On September 5, 2002, our board of directors approved a new stock repurchase plan, authorizing us to repurchase up to one million shares during the 36 month period ending September 30, 2005, subject to market conditions and other factors. As of December 31, 2002, no shares have been repurchased under this plan.

During the quarter ended December 31, 2002, we continued our quarterly dividend program, declaring a $0.03 dividend on our common stock.

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

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the The Frick Company and the unemployment cost management business of GatesMcDonald & Company. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

On January 27, 2003, the Company entered into an amendment to the Loan Agreement. Our wholly-owned subsidiaries, James E. Frick, Inc., Garcia Acquisition Sub, Inc. and Ti3, Inc., consented to the amendment as guarantors. Among other things, the amendment modified the minimum EBITDA covenant for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003 contained in the Loan Agreement. In addition, the Company obtained from the Lenders a waiver of its violation of the minimum EBITDA covenant for the quarter ended December 31, 2002.

As a condition of our Loan Agreement, we were required to enter into an interest rate swap agreement for 50% of our outstanding Term Loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding Term Loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our Term Loan. The notional amount of our interest rate swap contract steps down according to the same schedule as our Term Loan, maintaining a 50% hedged position. All payment dates and maturity dates are the same as our Term Loan. This strategy effectively converts 50% of our Term Loan into a fixed rate instrument.

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

As of December 31, 2002, the fair value of the interest rate swap in the amount of $276,000 is included in accrued expenses and other liabilities. Interest expense accrued on the swap contract was $115,000 for the first three quarters of fiscal 2003.

We do not use financial instruments for trading or speculative purposes.


OTHER MATTERS

The Company is cooperating with a pending SEC investigation and is a defendant in pending lawsuits which are described in note 9 of our Notes to Unaudited Consolidated Financial Statements, which is incorporated by reference herein.

As described above, the Company has restated its financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully above under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed above or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

Further, we cannot predict at this time whether or not any additional regulatory investigation by the SEC or otherwise related to this restatement will be commenced, or if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of this type are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

As a result of the delay in filing our Form 10-Q for the quarter ended September 30, 2002, the letter "E" was appended to our trading symbol, signifying the delay, from November 26, 2002 until January 22, 2003.

Following an appeal hearing by The Nasdaq Stock Market, we were informed on January 17, 2003 that a Nasdaq Listing Qualifications Panel has determined to continue the listing of our common stock. However, the Nasdaq Listing and Hearing Review Council may on its own motion, within 45 days, review the Panel's decision. There can be no assurance that the Nasdaq Listing and Hearing Review Council will not object to the continued listing of our common stock.

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

As of December 31, 2002, we had $24 million principal outstanding on our term loan, of which $12 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $120,000 change to our annual interest expense, based on net variable borrowings of $12 million.

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

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Notes 9 and 10 of our Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 27, 2003, the Company entered into an amendment to the Loan Agreement described above under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. Our wholly-owned subsidiaries, James E. Frick, Inc., Garcia Acquisition Sub, Inc., and Ti3, Inc., consented to the amendment as guarantors. Among other things, the amendment modified the minimum EBITDA covenant for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003 contained in the Loan Agreement. In addition, the Company obtained from the Lenders a waiver of its violation of the minimum EBITDA covenant for the quarter ended December 31, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On November 12, 2002, the Board of Directors elected Tony G. Holcombe as a Director of the Company. Mr. Holcombe recently joined Valutec Card Solutions, a provider of gift, stored value and loyalty cards to the small business market, as an investor and chief executive officer. Before joining Valutec, Mr. Holcombe was president of Ceridian Employer Services, a division of Ceridian Corporation and a leading provider of managed business solutions for human resources, payroll, tax filing, benefits administration and employee effectiveness services. Mr. Holcombe also served as president and chief executive officer of Ceridian's Comdata business from 1997 through 1999. Before joining Ceridian, Mr. Holcombe worked for 10 years at National Processing Company, where he became president and chief executive officer.

On December 16, 2002, L. Keith Graves, Controller, was appointed Principal Accounting Officer by the Board of Directors. Mr. Graves has been with TALX for five years, most recently serving as the managing director of finance and controller. Previously, he worked for five years at Bank of America (formerly Boatmen's Bancshares, Inc.), where he served as vice president and controller of the investment banking division. Before that, Mr. Graves spent three years in the audit division of the St. Louis office of KPMG LLP. He is a CPA, and earned his Bachelor's of Accountancy from the University of Missouri-Columbia.

James W. Canfield, the son of our Chairman, President and Chief Executive Officer, is employed in a non-executive position with our Company as the manager of ePayroll business development. Mr. Canfield has a current annual salary of $90,000. During fiscal 2002 Mr. Canfield also received a bonus of $8,000 and an award of 2,500 stock options. Both the bonus and stock option awards were granted under standard corporate compensation plans and are consistent with payments made to managers at Mr. Canfield's level. The Company expects that the compensation payable to Mr. Canfield for any services rendered to the Company in fiscal 2003, including salary and bonus, will not significantly exceed $105,000 and the number of options awarded will not significantly exceed 2,500.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index.

     (b)  Reports on Form 8-K

          (i) On November 15, 2002, the Company filed a Current Report on Form 8-K under Item 9 to report the issuance of a press release reporting the filing of a Form 12b-25 relating to the late filing of our Form 10-Q for period ending September 30, 2002.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TALX CORPORATION


Date: January 31, 2003                  By: /s/ WILLIAM W. CANFIELD
                                            ----------------------------------
                                              William W. Canfield
                                            Chairman, President and
                                            Chief Executive Officer

Date: January 31, 2003                  By: /s/ L. KEITH GRAVES
                                            ----------------------------------
                                              L. Keith Graves
                                            Controller and Chief
                                             Accounting Officer

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

                                 By : /s/ William W. Canfield
                                      ----------------------------
                                 William W. Canfield
                                 Chairman, President and Chief Executive Officer January 31, 2003

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

                                      By : /s/ Craig N. Cohen
                                           -----------------------
                                      Craig N. Cohen
                                      Vice President and Chief Financial Officer
                                      January 31, 2003

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

    10            Second Amendment to Loan Agreement, among LaSalle Bank
                  National Association, Southwest Bank of St. Louis and TALX
                  Corporation dated as of January 27, 2003.

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