Form 10-K
period 2003-03-31
TALX CORP
filed 2003-05-22
CIK 917524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)

                   MISSOURI                                      43-0988805
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)
       1850 BORMAN COURT, ST. LOUIS, MO                            63146
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  [X] Yes     [ ] No

     As of September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $168,000,000. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.

     As of May 16, 2003 there were 13,563,125 shares of the registrant's Common Stock outstanding, net of treasury shares held by the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 2003 Annual Meeting of Stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Form 10-K include, but are not limited to, statements relating to:

     - our expectations regarding future financial results or performance contained in the section "Results of Operations" contained in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations);

     - our business strategy;

     - the market opportunity for our services and products, including anticipated growth of our industry and expected demand for our services and products;

     - the anticipated benefits of our prior fiscal year acquisitions;

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

     You should read this Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We undertake no obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1.  BUSINESS

OVERVIEW

     We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing outsourced employee self-service applications. Our services enable mortgage lenders, pre-employment screening companies, employers and other authorized users to obtain employee human resources and payroll information. We also allow employees to review and modify information in human resources and payroll management information systems without requiring employer assistance. Further, we provide unemployment insurance claims processing and unemployment tax planning and management services to a broad range of employers.

     Our services and software use interactive web, interactive voice response, fax and other technologies and are designed to enhance service levels, improve productivity and reduce costs by automating historically labor intensive, paper-based processes and enabling users to perform self-service transactions. We typically serve large organizations, including approximately two-thirds of Fortune 500 companies and a number of federal, state and local government agencies.

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

     See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" for information regarding the divestitures of our database and document service businesses. See note 13 to the consolidated financial statements included in this Form 10-K for financial information about each of our segments for the last three fiscal years, which is incorporated by reference herein.

     As used in this Form 10-K, the terms "TALX," "we," "our," and "us" and other similar terms refer to TALX Corporation, unless we specify otherwise.

     TALX(R) is our registered trademark, and The Work Number For Everyone(R), The Work Number(R), eChoice(R) and FasTime(R) are our registered service marks. TALXWare is our trademark and UC eXpress, ePayroll, FasCast and W-2 eXpress are our service marks. All other trade names, trademarks and product names in this Form 10-K are the property of their respective owners.

     We are incorporated under the laws of the state of Missouri. Our executive offices are located at 1850 Borman Court, St. Louis, Missouri, 63146 and our telephone number is (314) 214-7000.

     Unless otherwise stated, all share and per share information in this Form 10-K reflects all of our stock dividends and our fiscal 2001 stock split.

AVAILABLE INFORMATION

     Our Internet website address is http://www.talx.com. We have made copies of the following reports available free of charge through our Internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934: our annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports. Information on our website does not constitute part of this Report.

RESTATEMENT OF FINANCIAL STATEMENTS

     In response to inquiries made by the Securities and Exchange Commission during the course of its recent investigation, we reviewed, during our December 2002 quarter, the accounting treatment for two items in the year ended March 31, 2001. In December 2002 we restated certain of our previously issued financial statements. The two items reviewed were the accounting for a patent technology license agreement and the award of certain bonus payments to the executive officers. The $1.6 million paid in connection with the patent technology license entered into with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. in March 2001 had been recorded as an intangible asset and was being amortized over a 10-year period. We decided to expense the entire amount in the March 2001 quarter. Certain bonus payments to the executive officers, recommended by the compensation committee and approved by the board of directors on May 15, 2001, totaling approximately $158,000, had been reflected as an expense related to the quarter ended June 30, 2001. We decided to record the entire expense in the quarter ended March 31, 2001.

     The effect of these restatements on the statement of earnings was to reduce earnings for the year ended March 31, 2001 by $1.1 million, after income tax, and to increase earnings over the following 10-year period by the same dollar amount in the aggregate.

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

     See our Form 10-K/A for the period March 31, 2002 regarding the impact of all restatements on our statements of operations and balance sheets. The restatements had no impact on our total cash flows from operations, investing activities or financing activities.

RECENT DEVELOPMENTS

     On April 22, 2003 we sold substantially all of the assets of our human resources and benefits application services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. The primary product of this line of services, the benefits enrollment business, provides a customized solution for clients' employees to enroll in an employer's benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or by telephone.

     The transaction is structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2 million and $6 million, with no minimum guaranteed amount. We will record cash received under the asset purchase agreement first to reduce the recorded value of net assets sold under the agreement and then to reflect gain on the sale of the business. In connection with the sale, we will provide Workscape, Inc., for agreed upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated. Workscape, Inc. has hired all of the employees related to the benefits enrollment business.

     Near the end of our prior fiscal year, we acquired two businesses that provide unemployment cost management services. These services include unemployment insurance claims processing and unemployment tax management and planning to a broad range of employers. These acquisitions expanded our core human resource and electronic payroll services business to include unemployment cost management services. We further believe the services provided by the acquired businesses are complementary to our services and are cross-selling those services to our existing client base. Since the date of the acquisitions, we have commenced an integration strategy to consolidate the sales and customer service delivery. This new structure was put into place during the first quarter of fiscal 2004. Given the nature of this integration, we do not expect to realize the full impact until the last half of fiscal 2004. Through transition teams, we also reviewed best practices in various operational areas. We have identified a single operating computer platform, and have established a goal of completing our integration by the end of fiscal 2004.

  UNEMPLOYMENT COST MANAGEMENT SERVICES BUSINESS OF GATES, MCDONALD & COMPANY

     Pursuant to an asset purchase agreement, dated as of March 27, 2002, our wholly-owned subsidiary, Garcia Acquisition Sub, Inc. ("Garcia"), purchased certain of the assets and assumed certain of the liabilities of the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company. The GM Unemployment Compensation Business provides unemployment cost management services to a broad range of employers.

     The purchase price was $44.3 million, including transaction costs, and was paid in cash, a portion of which was financed, as discussed below in Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources. The asset purchase agreement provides for Gates, McDonald & Company to indemnify us for certain existing liabilities and obligations of the business, subject to certain limitations. An escrow account, to be maintained by a bank pursuant to the terms of an escrow agreement, is also available for a fifteen-month period following the date of the asset purchase agreement to satisfy the indemnification obligations of Gates, McDonald & Company under the asset purchase agreement, subject to certain limitations contained in the asset purchase agreement. For such purposes, $4.0 million of the purchase price was paid into the escrow account. The indemnification obligations of Gates, McDonald & Company with respect to tax and certain employee benefit matters terminate upon the expiration of the applicable statutes of limitation, authorization and title indemnification obligations terminate after two years and all other indemnification obligations terminate 15 months from the date of the asset purchase agreement. The parties executed several ancillary agreements in connection with the asset purchase agreement in order to provide for the orderly transition of the GM Unemployment Compensation Business and the employees of such business from Gates, McDonald & Company to us. These ancillary documents included a transition services agreement, an intellectual property license agreement, a lease services agreement and an employee services agreement.

  THE FRICK COMPANY

     Additionally, pursuant to an acquisition agreement dated as of March 27, 2002, we purchased all of the 257,200 issued and outstanding shares of common stock of James E. Frick, Inc., d/b/a The Frick Company, a Missouri corporation ("Frick"), from the James E. Frick Profit Sharing and Employee Stock Ownership Plan (the "ESOP"), and options to acquire 190,500 shares of Frick's common stock held by the four principal optionholders. Frick provides unemployment cost control, unemployment claims handling, tax planning and related services and employment information verification services to a broad range of clients. Frick is now our wholly owned subsidiary.

     The total purchase price for the Frick acquisition was $79.7 million, including transaction costs, which includes amounts allocable to offer to purchase remaining options to purchase 29,000 shares held by key employee optionholders. The purchase price was based on a value of $162.60 per share of common stock, less in the case of an option, the exercise price and withholding and other applicable taxes, plus up to $16.78 from the escrow, as described below. The purchase price was paid in cash, a portion of which was financed, as discussed below in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

     Subsequent to the closing of the acquisition, we purchased from the key employee optionholders the remaining options to purchase 29,000 shares of Frick's common stock subject to the same terms and conditions as, and for a price per share of underlying common stock equal to that received by, the four principal optionholders under the acquisition agreement. The terms of the acquisition agreement required the sellers to enter into an escrow agreement with us. For such purpose, $8.0 million of the purchase price was deposited with a bank to be disbursed in accordance with the escrow agreement. Except for claims related to willful misrepresentation, our only remedy for indemnified losses is against the escrow. This escrow account was fully liquidated and paid to the sellers during May 2003.

SERVICES AND PRODUCTS

     We provide services that enable both large and mid-size corporations, as well as government agencies, to outsource the performance of business processes that would otherwise be performed by their own human resources or payroll departments. Our software uses interactive web, interactive voice response, fax and other technologies to enable mortgage lenders, pre-employment screening companies, employees and other authorized users to obtain employee human resources and payroll information, and allows employees and their managers to review and modify information in the human resources and payroll management information systems on a self-service basis. Our services and products fall within four general categories: The Work Number services, unemployment cost management services, human resources and benefits application services and customer premises systems, including related maintenance and support.

  THE WORK NUMBER SERVICES

     Responding to inquiries to verify employment and income information, printing and distributing pay stubs and annual W-2 forms, and updating employee personnel records are burdensome and time-consuming tasks for employers and divert resources from managing their businesses. The Work Number employment and income verification service and other payroll-related business process outsourcing services supported by The Work Number's database of employee records are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces.

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

     The Work Number provides the following benefits to employers, employees and third-party verifiers:

          EMPLOYERS                       EMPLOYEES                         VERIFIERS
          ---------                       ---------                         ---------
- reduces costs and resources   - provides control over           - decreases the opportunity
  otherwise spent responding      third-party access to personal    for human error
  to verification inquiries       compensation information
- eases the administrative      - provides information without    - reduces likelihood of fraud
  burden of human resources       requiring the cooperation or      by the applicant by providing
  and payroll staff               knowledge of co-workers           independent evidence
                                                                    directly to the verifier
- lowers the risk of liability  - expedites the verification      - expedites the verification
  resulting from providing        process, so that                  process, so that
  erroneous or unauthorized       transactions may occur more       transactions may occur more
  information to third-parties    quickly                           quickly

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

     As of March 31, 2003, The Work Number database contained approximately 76 million employee records and had contracts to receive an additional 6 million records. The 76 million records on-line represent approximately 25 million current and 51 million former employees of approximately 1,000 large employers, including federal, state and local government agencies. The Work Number database is updated on an ongoing basis as employers electronically transmit data directly to us each payroll period. Employers contract to provide this data for specified periods, generally three years.

     W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to existing clients of The Work Number and other large employers. Using data provided by employers, we distribute original W-2 forms (both electronically and in paper form) to employees and provide an automated process to enable employees to request corrections to their W-2 forms and obtain additional copies via the Internet or by telephone instead of requiring direct interaction with the employer's payroll staff.

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

     The majority of W-2 eXpress clients are billed based upon the number of unique W-2s, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by TALX clients through the end of the service period. Additionally, we have some clients that are billed on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

     ePayroll. ePayroll is another outsourcing service that we offer to existing clients of The Work Number and other large employers. ePayroll is a suite of payroll self-service applications that enable employees, via the Internet or by telephone, to receive pay statement information, access current and historical payroll information and review and change direct deposit account information.

     Employers that send us electronic transmissions of their employees' pay stubs and direct deposit data can reduce the amount of staff required to process routine employee payroll requests as well as reduce the cost to distribute paper pay advices.

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

  UNEMPLOYMENT COST MANAGEMENT

     As a result of acquisitions we made during our 2002 fiscal year, we provide unemployment cost management services under the name UC eXpress, through our wholly-owned subsidiary TALX UCM Services, Inc. UC eXpress is a comprehensive suite of services designed to reduce the cost of processing unemployment claims by human resource departments and better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress utilizes document imaging and web access to speed the processing of unemployment claims with the goal of uncovering inaccuracies in claims that have been filed with state agencies by separated employees. UC eXpress services are aimed at relieving human resource departments of the administrative burden of managing unemployment claims.

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

     We charge clients fees pursuant to multi-year contracts, generally billed monthly or quarterly. Most contracts allow for additional charges if transaction activity exceeds a certain threshold. Some unemployment tax planning contracts call for contingent fees based upon actual tax savings realized. Revenues from UC eXpress are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met.

  HUMAN RESOURCES AND BENEFITS APPLICATION SERVICES

     As discussed above, on April 22, 2003 we sold substantially all of the assets of our human resources and benefits application services business, retaining contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned prior to the end of fiscal 2004.

     We formerly offered our clients outsourcing solutions designed to reduce the resources and expenses associated with enrolling employees and administering ongoing participation in employee benefits programs. Our services included processing enrollments, producing personalized worksheets and confirmations, and delivering completed enrollments to employers and insurance carriers. We supported both open and ongoing enrollments year-round. Our applications enabled employees to complete enrollments via the Internet, corporate portals and corporate intranets. For those employees who preferred or needed to use the telephone, options were available for processing enrollments via interactive voice response.

     In the past, we had offered customer premises-based software systems that were tailored to meet the needs of a particular employer. Since 1993, we had been providing customized benefits enrollment services using the application service provider model. In 2000, we introduced eChoice, our advanced benefits enrollment service combining the most popular features of our various customized benefits enrollment offerings that we configured to meet each employer's particular needs.

     We marketed eChoice to organizations employing at least 5,000 people. Through eChoice, employees could enroll in an employer's medical, dental and other health and welfare benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or telephone. eChoice enabled employers to remove many of the time-consuming aspects of administering their benefits programs, while providing benefits managers with an automated means of monitoring the enrollment process and performing certain plan management functions. Additionally, eChoice allowed employees to make enrollment decisions privately and assured that their elections would not be subject to human transcription error.

     We generated revenues from eChoice by charging clients on a per-employee basis, generally pursuant to multi-year contracts. We generated revenues from our other human resources and benefits application services by charging clients an initial set-up and development fee and monthly hosting and transactions fees, generally pursuant to multi-year contracts. Revenue was primarily recognized on a straight-line basis from the time the service was available for use by our clients through the end of the service period.

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

SALES AND MARKETING

     We employ a direct sales force in conjunction with strategic marketing alliances. We use our direct sales force and strategic alliances to develop relationships with large employers, typically having over 3,500 employees. In addition, we use our strategic alliances to help us to identify potential clients for The Work Number services among mid-sized employers, typically having between 1,000 and 3,500 employees. In our unemployment cost management business, our direct sales force sells to employers typically having over 3,500 employees.

  DIRECT SALES FORCE

     Our sales and marketing effort has representatives located in 40 U.S. cities. Our sales and marketing effort relies on a team approach consisting of approximately 136 professionals, including sales representatives, regional sales managers, regional sales directors, regional sales vice presidents, product managers, account managers, product consultants and marketing personnel. Our business development representatives qualify companies as viable potential clients and establish appointments for our regional sales managers. Our regional sales managers are responsible for presenting our service offerings to prospective clients and negotiating for the sale of our services. Our product managers oversee product direction and provide sales assistance. Our account managers service existing clients and product consultants provide technical assistance to regional sales managers and prospective clients during the sales process. Our marketing personnel support the sales force at all levels.

  STRATEGIC MARKETING ALLIANCES

     We have established alliances with leading providers of related human resources outsourcing services to seek to build the database of records for The Work Number and UC eXpress services relating to employees of mid-sized employers. These alliances include:

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

     - Ceridian Corporation: Ceridian is a national human resource outsourcing company that has agreed to make The Work Number and unemployment cost management services available to its clients in exchange for a share of the revenue generated by such activities.

     These and other strategic marketing alliances such as Towers Perrin, Mellon HR Services, Workscape, Inc., PeopleSoft, Inc., Convergys Corporation and Fringe Benefits Management Company are generally reflected by non-exclusive contractual arrangements that remain in effect for specified periods. Recently, we entered into a business alliance with Money Network to provide our clients with a payroll card that complements our electronic payroll services. The success of these alliances will generally depend on the interest and commitment of these companies to promote and coordinate product development and marketing efforts with us, which is entirely at their discretion. Some of these companies maintain similar relationships with some of our competitors and compete directly with us in certain applications.

COMPETITION

     We believe the principal competitive factors in our markets include:

     - service and product quality, reliability and performance;

     - functionality and ease of use;

     - company reputation for integrity and confidentiality;

     - company financial strength; and

     - cost of the service or product.

     Our primary competitors relating to The Work Number services and unemployment cost management services are The Sheakley Group of Companies, Employers Unity and Jon-Jay Associates, which are unemployment cost management companies that also offer employment and income verification services. One of our partners, Ceridian, offers services that are similar to a few of The Work Number services. However, large employers are the primary market segment for The Work Number services and we believe there is only limited overlap in the marketplace with Ceridian's small to mid-size employer focus. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge.

     We believe that we compete favorably in the key competitive factors that affect our markets for The Work Number services and our unemployment cost management services. However, our markets are still evolving and we may not be able to compete successfully against current or future competitors. Many of our existing and potential competitors have significantly greater financial, marketing, technical and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential clients and extensive knowledge of our markets. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Each of our business lines is based on databases we construct and applications we build to access and manipulate data. Our unemployment cost management services are run on industry standard databases and applications. Historically, our other services are run on industry standard databases and they use a combination of Microsoft technologies and a proprietary integrated visual development environment and software system known as TALXWare to build our applications. TALXWare utilizes the Microsoft Windows NT and Windows 2000 operating systems and is designed to support the creation and management of self-service solutions. We are currently in the process of migrating most of the applications for The Work Number to the Microsoft.Net platform.

     We also license and integrate complementary technologies into our products including:

     - speech recognition;

     - text-to-speech;

     - facsimile; and

     - terminal emulation.

     We license these technologies from third-party suppliers pursuant to non-exclusive license or resale agreements or purchase under open market arrangements and then integrate into our products. For example, we make quarterly royalty payments under a license agreement for various interactive voice response technologies in our application services businesses.

     We have directed our development efforts toward enhancing and developing new offerings for The Work Number services and UC eXpress services. The most recent enhancements include extending the features and capabilities of The Work Number database, through our W-2 eXpress and ePayroll paystub/direct deposit services, the addition of new integrated and batch interfaces and the expansion of our social services data. Additionally, we have focused our efforts on enhancing and expanding our UC eXpress in-house claims processing system.

     We incurred product development costs of $2.2 million, $2.0 million and $4.8 million in fiscal 2001, 2002 and 2003. As of March 31, 2003, our total product development staff consisted of 44 full-time employees. We believe that significant investments in product development are required to remain competitive.

PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We regard our trademarks, and our other intellectual property, as having significant value and being an important factor in the development and marketing of our products.

     We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We have obtained a trademark registration for the name TALX and service mark registrations for The Work Number For Everyone, The Work Number, eChoice and FasTime with the United States Patent and Trademark Office. TALXWare is our trademark, and UC eXpress, ePayroll, FasCast and W-2 eXpress are our service marks.

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

     Interactive voice response technology is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Third-parties have asserted in the past and, from time to time, may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. In one case, we entered into a license agreement to use various interactive voice response and computer telephony integration technologies under which we made an initial payment and will pay future royalties. Further, we have not conducted a search to determine whether the technology included in our products infringes or misappropriates intellectual property held by other third-parties. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which could relate to our products. Any claims asserting that our systems infringe or may infringe proprietary rights of third-parties, if determined adversely to us, could significantly harm our business.

CLIENTS

     As of March 31, 2003, The Work Number database contained employee records from approximately 1,000 clients, representing approximately 76 million present and former employees. Additionally, as of that date, we had contracts with new clients to provide 6 million records of present and former employees in backlog. These clients typically employ over 5,000 employees. Our clientele includes approximately two-thirds of the Fortune 500 companies and a number of federal, state and local government agencies. Our clients operate in a wide variety of industries, including financial services, telecommunications services, retail, consumer products, health care, temporary services and government. As of March 31, 2003, our unemployment cost management business had over 6,500 clients of various sizes and operated in a broad range of industries. No client accounted for more than 10% of total revenues in any of the fiscal years 2001, 2002 or 2003.

EMPLOYEES

     As of March 31, 2003, we employed approximately 1,160 full-time and 50 part-time employees.

     We have never had a work stoppage, and no employees are represented by a labor organization. We consider our employee relations to be good.

RISK FACTORS

     You should carefully consider the following factors and other information in this Form 10-K in evaluating our company:

  WE MAY BE SUBJECT TO ADDITIONAL LITIGATION OR REGULATORY PROCEEDINGS AS A RESULT OF OUR RECENT FINANCIAL STATEMENT RESTATEMENT.

     In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement or the SEC investigation discussed herein, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial condition could be harmed.

     As of the date hereof, the SEC is investigating our accounting for certain items, including those which were the subject of the restatement. At this time, we cannot predict whether or not any additional regulatory investigation related to this restatement or any other matter will be commenced, or if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

  OUR FUTURE GROWTH WILL DEPEND ON OUR ABILITY TO EFFECTIVELY INTEGRATE ACQUIRED COMPANIES AND CAPITALIZE ON ANTICIPATED CROSS-SELLING OPPORTUNITIES.

     On March 27, 2002, we acquired Frick and the GM Unemployment Compensation Business, in each case with the expectation that the transactions will result in certain benefits, including, without limitation, cost savings, operating efficiencies, cross-selling opportunities, revenue enhancements and other synergies. Achieving the benefits of these transactions will depend in part upon the integration of the business of Frick and the GM Unemployment Compensation Business together with each other and The Work Number line of products and services in an efficient manner, and there can be no assurance that this will occur. Our goal is to complete the consolidation of the operations platform of Frick and the GM Unemployment Compensation Business during fiscal 2004. The consolidation of operations will continue to require substantial attention from management. The diversion of management attention and any difficulties encountered in the integration processes could have a material adverse effect on the revenues, levels of expenses and operating results of the combined companies. There can be no assurance that we complete the consolidation on a timely basis or that the combined companies will realize all of the anticipated benefits.

  OUR FUTURE GROWTH IS SUBSTANTIALLY DEPENDENT ON OUR ABILITY TO INCREASE THE SIZE AND RANGE OF APPLICATIONS FOR THE WORK NUMBER DATABASE.

     In order to successfully grow our business, we will have to make The Work Number and related business process outsourcing services increasingly attractive to a greater number of large organizations, their employees and third-party information verifiers. To achieve this goal, we believe that we will need to increase the number of employee records contained in The Work Number database, the amount and type of information contained in those records and the number of applications that make use of those records. Our strategy for increasing the size of The Work Number database is based in part on strategic alliances with several providers of human resources outsourcing services. Our success will depend on the interest and commitment of these providers, which is entirely at their discretion. Some of these companies compete with us in certain applications. Our strategy is also based in part on strategic acquisitions of businesses with databases of employee information, such as our prior fiscal year acquisitions of Frick and the GM Unemployment Compensation Business. If we are unable to attract and retain a sufficient number of employer clients, if we cannot persuade them to include a greater amount of information in the employee records they provide us, or if we fail to develop additional applications to use this information, we may not achieve our growth objectives.

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

  AS WE INITIATE LARGE-SCALE PROCESSING OF VERIFICATIONS, THERE IS AN INCREASED RISK OF BREACH OF CONFIDENTIALITY, WHICH MAY RESULT IN DAMAGE CLAIMS AND LOSS OF CUSTOMERS.

     As we seek to increase the use of the Work Number database by verifiers with frequent need of verification, we plan to use new methods of verification. These verifiers may be large mortgage lenders, pre-employment screeners, social services agencies, child support enforcement agencies, debt collectors or other volume verifiers. These volume verifiers may obtain verifications in large volume or "batch" transactions using different means and requiring less proof of authorization than smaller verifiers. We expect that these volume verifiers will enter into contracts by which they agree that they will not use the income verification service unless they have been authorized by the employee to do so, or have legal authority to obtain the information. We have the ability to conduct regular audits of these volume verifiers to ensure compliance with documentation requirements. However, there is a risk that the verifier may not have the requisite authority, and that there may be claims for breach of confidentiality against TALX, claims for damages by employees and employers and resulting loss of employer relationships, which could significantly harm our results of operations.

  IF WE ARE UNABLE TO MAINTAIN THE ACCURACY AND CONFIDENTIALITY OF EMPLOYEE INFORMATION IN THE WORK NUMBER AND OUR OTHER DATABASES, WE MAY FACE SIGNIFICANT CLAIMS AND OUR REPUTATION COULD BE HARMED.

     The Work Number services depends on the accuracy of highly confidential employment and income history and other information which employers provide to us and which we convert for use in The Work Number and our other services. Although we have a number of protective measures in place, any inaccuracies in such information -- whether in the recording of such information, the unauthorized access to information, or otherwise -- or our inability to keep such information confidential, may give rise to claims against us and adversely affect market acceptance of The Work Number and our other services. Our financial condition, results of operations and reputation may be significantly harmed if any asserted claims were ultimately decided against us.

  OUR FUTURE PERFORMANCE WILL BE DEPENDENT ON SUCCESSFUL INTEGRATION OF ACQUISITIONS.

     We expect a portion of our growth to come from business acquisitions which we consummated in fiscal 2002 or which we may consummate in the future. Such acquisitions involve certain operational, legal and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by our management, while we continue to incur operating expenses to provide the services formerly provided by the acquired company. Legal risks involve contract and regulatory issues. For example, some employers may not consent to the transfer of ownership of their contracts by which the unemployment cost management services are provided, and some states' unemployment compensation commissions may require changes to powers of attorney by which the employer authorizes processing of claims. In the event of any loss of employer-customers or our inability to appear before state unemployment commissions, our business and results of operations may be materially adversely affected. Financial risks involve the incurrence of indebtedness as a result of the acquisition and the consequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute the economic interests of existing shareholders. In carrying out our acquisition strategy, we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there can be no assurance that we will be successful in doing so, nor can there be any assurance that we will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

  IF THE FAIR CREDIT REPORTING ACT APPLIES TO THE WORK NUMBER SERVICES, OUR BUSINESS AND REVENUES WILL BE HARMED.

     The Fair Credit Reporting Act, which we refer to as the FCRA, may apply to The Work Number services, which would have an adverse impact on us. The FCRA applies to "consumer reporting agencies" that engage in the practice of "assembling or evaluating" consumer credit information. We believe The Work Number services do not cause us to be a consumer reporting agency and that the FCRA does not apply to The Work Number services. Unlike consumer reporting agencies, we receive all of the information in The Work Number database regarding an employee from one source -- the employer. Further, when contracting for The Work Number services, employers name us as their agent. The FCRA exempts from its reach communications of a party solely related to experiences of the consumer and the person making the report, such as an employer's report on its experience with its employee. We believe that as an agent of employers, we are not a consumer reporting agency. Further, some rulings on the application of FCRA have exempted businesses which, like The Work Number services, simply pass along information gathered.

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

  PRIVACY LEGISLATION OR INTERPRETATIONS OF EXISTING LAWS COULD RESTRICT OUR BUSINESS.

     Personal privacy has become a significant issue in the United States. Some commentators, privacy advocates and government bodies have recommended limitations on, or taken actions to limit, the use of personal information by those collecting this information. For example, in 1999, Congress enacted the Gramm-Leach-Bliley Act, which contains provisions protecting the privacy of consumer non-public personal information collected by financial institutions. Additionally, federal privacy regulations relating to the use and disclosure of individually identifiable health information were recently issued by the Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996. These privacy regulations could impose additional costs and could limit our use and disclosure of such information. Some states have also enacted consumer and health information privacy protection laws.

     If new statutes or regulations were adopted that restricted our business, or existing statutes or regulations were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our revenues and operations.

  CHANGES IN ECONOMIC CONDITIONS OR CHANGES TO UNEMPLOYMENT COMPENSATION LAWS COULD LIMIT UNEMPLOYMENT COMPENSATION CLAIMS, CAUSING EMPLOYERS TO QUESTION THE VALUE OF UNEMPLOYMENT COMPENSATION MANAGEMENT AND LIMITING OPPORTUNITIES FOR TAX PLANNING.

     The difficult economic environment and consequent staff reductions by many employers have resulted in an increase in unemployment compensation claims, and employers have more readily recognized the value of our unemployment compensation management and unemployment compensation tax planning services. As economic conditions improve, and claims decrease, employers may question the value of these services. If economic conditions do not improve, states with significant budget challenges may take legislative or regulatory steps to reduce unemployment benefits or to close tax-planning opportunities, which could reduce the opportunities for service to employers. In such situations, our revenues could be harmed.

  INTERRUPTIONS TO OUR COMPUTER NETWORK OR TELEPHONE OPERATIONS COULD SIGNIFICANTLY HARM OUR REVENUES AND INDUSTRY REPUTATION.

     Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our data processing centers against damage from fire, power loss, telecommunications failures, unauthorized intrusion and other events. We have data processing centers located in St. Louis, Missouri; Columbus, Ohio and Plano, Texas which areas have historically been vulnerable to natural disasters and other risks, such as floods, earthquakes and tornadoes. We back-up software and related data files regularly and store the back-up files off-site nearby. A portion of the data is also replicated to an off-site storage area network for high availability. We cannot assure you that these measures will eliminate the risk of extended interruption of our operations. We also rely on local and long-distance telephone companies to provide dial-up access, Internet and corporate intranet access to our services. We have not established an alternative disaster recovery facility, which would serve to protect us from losses of employee record information due to damage to our data storage facilities. Any damage or failure that interrupts our operations or destroys some or all of our database of employee records could have a material adverse effect on our revenues, profitability and industry reputation.

  OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY.

     Our revenues, margins and operating results have fluctuated in the past, and may continue to fluctuate in the future due to a number of factors.

     For The Work Number, these factors include residential mortgage activity and interest rate levels. Revenues generated from our W-2 eXpress service are affected by seasonality, as revenues are primarily earned in our fourth fiscal quarter. Other factors that can cause our operating results to fluctuate include:

     - new product introductions or announcements by us or our competitors;

     - market acceptance of new services;

     - the hiring and training of additional staff;

     - the length of the sales cycle; and

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

  IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW BUSINESS PROCESS OUTSOURCING SERVICES AND ENHANCED FUNCTIONALITY TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR MARKETS, OUR RESULTS OF OPERATIONS WOULD BE SIGNIFICANTLY HARMED.

     The business process outsourcing industry is characterized by rapidly changing technology and our future success will depend upon our ability to keep pace with technological developments. In particular, the market for self-service applications through the Internet and corporate intranets using browser software is rapidly evolving.

     To remain competitive, we must continually change and improve our services and products in response to changes in operating systems, application software, computer and telephony hardware, communications, database and networking systems, programming tools and computer language technology. Additionally, we must also introduce new business process outsourcing services and add functionality to existing services in response to changing market conditions and client demand.

     The development of new, technologically advanced services and products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technology and market trends.

     If we are unable, for technical or other reasons, to develop and market new business process outsourcing services or enhancements to existing services in a timely and cost-effective manner, or if new business process outsourcing services do not achieve market acceptance, we could lose revenues and our competitive position could suffer.

  DISCONTINUANCE OF 900-NUMBER SERVICE COULD CAUSE LOSS OF REVENUE.

     Many of our verifiers access The Work Number through the use of a 900-number telephone service. Our 900-number service provider, AT&T, has filed with the Federal Communications Commission to discontinue providing 900-number services as of December 31, 2003. We have been contacting 900-number users of The Work number to advise them of the potential discontinuance of the 900-number service, and to convert them to accessing The Work Number through an alternate method of access, such as via the Internet or 800-number. Since we began this campaign, we have seen a significant decrease in 900-number usage as we have successfully converted some of these users to one of our other methods of access. However, there is a risk that some 900-number users will not convert to other means of accessing The Work Number, and that we will lose revenue opportunities as a result.

  WE DEPEND ON THIRD-PARTY SOFTWARE AND HARDWARE, WHICH EXPOSES US TO DISRUPTION IF THOSE PRODUCTS ARE NO LONGER SUPPORTED OR DEVELOP DEFECTS.

     Our services and products involve integration with both operating systems and products developed by others. If any third-party software or hardware, such as Microsoft Windows server operating systems, or development tools, Oracle database software, Sun Solaris, Informix database software, Intel Media processing hardware or Sybase Power Builder development tools, become unavailable for any reason, fail to integrate with our products or fail to be supported by their respective vendors or to operate properly, we would have to redesign our products. We cannot assure you that we could accomplish any redesign in a cost-effective or timely manner. Further, if third-parties release new versions of these systems or products before we develop products compatible with such new releases, demand for our services and products might decline, thereby harming our revenues and profitability.

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

     As a result of their complexity, business process outsourcing services and hardware and software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure you that, despite testing by us and our clients, errors will not occur in services and systems after implementation. The occurrence of such errors could result in loss or delay in market acceptance of our services or products, which could significantly harm our revenues and our reputation.

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

  BECAUSE OF INTENSE COMPETITION FOR TRAINED PERSONNEL, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL ON A COST-EFFECTIVE BASIS.

     Our success depends in large part upon our ability to identify, hire, retain and motivate highly-skilled employees. Competition for highly-skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our ability to develop new products and maintain customer relationships.

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

     Other parties have asserted in the past, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, we have entered into a license to use various interactive voice response and computer telephony technologies that required us to make an initial payment and pay future royalties. Further, we have not conducted a search to determine whether the technology we have in our products infringes or misappropriates intellectual property held by other third-parties. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights.

     Any claims asserting that our products infringe or may infringe proprietary rights of third-parties, if determined adversely to us, could significantly harm our results of operations. Any claims, with or without merit, could:

     - be time-consuming;

     - result in costly litigation;

     - divert the efforts of our technical and management personnel;

     - require us to develop alternative technology, thereby resulting in delays and the loss or deferral of revenues;

     - require us to cease marketing business process outsourcing services containing the infringing intellectual property;

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

     We consider the primary competitors to The Work Number and the unemployment cost management business to be The Sheakley Group of Companies, Employers Unity and Jon-Jay Associates which are unemployment cost management providers offering employment and income verification services. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge.

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

     - authorize the issuance of preferred stock with any voting rights, dividend rights, conversion privileges, redemption rights and liquidation rights, and other rights, preferences, privileges, powers, qualifications, limitations or restrictions as may be specified by our board of directors, without shareholder approval; and

     - restrict specified types of "business combinations" and "control share acquisitions," as well as regulate some tender offers.

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

  OUR STOCK PRICE IS HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY.

     The market price of our common stock has been highly volatile. The price could continue to be subject to wide fluctuations due to factors including:

     - actual or anticipated variations in our operating results;

     - announcements of technological innovations or new services or contracts by us or our competitors;

     - developments with respect to patents, copyrights or proprietary rights;

     - changes in financial estimates by securities analysts;

     - conditions and trends in outsourcing of unemployment cost management, human resources and payroll services; and

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

  BECAUSE OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGET OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.

     In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted class action securities litigation against those companies. We are currently defending against such claims. See "Item 3 -- Legal Proceedings." Such litigation could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

     We currently occupy approximately 272,000 square feet of office space in 33 buildings across the country. All of our facilities are leased and are utilized primarily for general administrative, data processing and sales purposes. We believe our facilities have been generally well maintained, are in good operating condition and are adequate for our current requirements. Additionally, we have approximately 40 employees, primarily sales-related, working out of their homes. The following table includes descriptions of our significant facilities.

                                                                                 SQUARE
ADDRESS               CITY AND STATE                FACILITY TYPE                FOOTAGE
-------               --------------                -------------                -------
1850 Borman Court     St. Louis, MO    Corporate Headquarters -- Executive,      40,000
                                       Administrative, Data Processing and
                                       Sales
3455 Mill Run Drive   Hilliard, OH     Administrative, Data Processing and       46,000
                                       Sales (Unemployment Cost Management
                                       Services segment)
10101 Woodfield       St. Louis, MO    Administrative, Data Processing and       80,000
                                       Sales (Unemployment Cost Management
                                       Services segment)
11828 Borman Drive    St. Louis, MO    Administrative and Data Processing        23,000
                                       (Payroll-Based Services and Software
                                       segment)
1195 Corporate Lake   St. Louis, MO    Administrative and Data Processing        15,000
                                       (Unemployment Cost Management Services
                                       segment)

ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant from time to time in routine lawsuits incidental to our business. Except to the extent described below, based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us.

     On December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of the Company, against the Company, certain of its executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford) (collectively, the "Individual Defendants"), and two underwriters (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.) in our August 2001 secondary common stock offering ("Secondary Offering"). The case purportedly is brought on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 18, 2001 and October 1, 2001 ("Putative Class Period"), including as part of the Secondary Offering. The complaint alleges, among other things, that certain statements in the registration statement and prospectus for the Secondary Offering, as well as other statements made by the Company and/or the Individual Defendants during the Putative Class Period, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and the Individual Defendants, violations of Section 11 of the Securities Act of 1933 against the Company, the Individual Defendants and the underwriters, and violation of Section 15 of the Securities Act of 1933 against Mr. Canfield.

     Three additional purported class action lawsuits were filed in the same court, against the same defendants and making substantially the same allegations: on January 8, 2002 by Donald Metzger (Civil Action No. 4:02CV00031DJS); on January 9, 2002 by Anna Goodman (Civil Action No. 4:02CV00033DJS); and on January 30, 2002 by Al Hinton (Civil Action No. 4:02CV00168DJS) each of whom allegedly were shareholders of the Company during the Putative Class Period. On February 15, 2002, these three lawsuits were consolidated with and into the Brody lawsuit (Civil Action No. 4:01CV02014DJS) for all purposes. On or about April 14, 2002, a Consolidated Complaint was filed. In October 2002, the case was transferred from the Honorable Donald J. Stohr, United States District Judge, to the Honorable Henry E. Audrey, United States District Judge.

     The Consolidated Complaint seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper.

     On May 20, 2002, we and the Individual Defendants filed a motion to dismiss the lawsuits, and the underwriter defendants filed a separate motion to dismiss. The plaintiffs filed their opposition to the motions to dismiss on June 19, 2002. The defendants' reply memoranda in support of the motions to dismiss were filed on July 9, 2002. The District Court issued a Memorandum and Order on March 31, 2003 granting in part and denying in part the motion to dismiss. The Court's Order dismissed the plaintiffs' claims under Section 10(b) and 20(a) of the Exchange Act of 1934. The plaintiffs were granted leave to file an amended Consolidated Complaint on or before May 30, 2003.

     We believe the plaintiffs' claims are without merit and intend to defend vigorously against them. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

     As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen, related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our restatement discussed herein. The remedies the Commission may consider include an injunction against us and the individuals and, if appropriate, an officer and director bar and disgorgement and civil money penalties against the individuals. The Company and the individuals have filed separate written responses to the Wells letter setting forth the reasons why the proposed enforcement action should not be instituted by the Commission.

     As described above, we have filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed below, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

     As of the date hereof, the SEC is investigating our accounting for certain items, including those which were the subject of the restatement. We cannot predict at this time whether or not any additional regulatory investigation related to this restatement or any other matters will be commenced, or if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

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

     Our directors and officers liability insurance carriers have received notice of the consolidated litigation and SEC investigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our common stock trades on the Nasdaq National Market under the symbol "TALX." The following table sets forth the high and low sales prices of our common stock (as adjusted for stock dividends and splits) as reported by the Nasdaq National Market for each of the quarters since the beginning of fiscal 2002 through the end of fiscal 2003.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2002:
  First quarter.............................................  $37.85   $19.70
  Second quarter............................................   35.14    17.02
  Third quarter.............................................   25.36    14.11
  Fourth quarter............................................   25.60    15.50
FISCAL 2003:
  First quarter.............................................  $19.90   $14.36
  Second quarter............................................   19.13     8.93
  Third quarter.............................................   15.28     6.94
  Fourth quarter............................................   14.95    11.61

     On May 16, 2003, the last reported sale price on the Nasdaq National Market for our common stock was $13.48 per share. As of May 16, 2003, there were approximately 135 holders of record of our common stock.

     During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. The following table sets forth dividends declared per share of common stock for the periods indicated:

                                                               DIVIDEND
                                                               --------
FISCAL 2002:
  First Quarter.............................................    $0.03
  Second Quarter............................................    $0.03
  Third Quarter.............................................    $0.03
  Fourth Quarter............................................    $0.03
FISCAL 2003:
  First Quarter.............................................    $0.03
  Second Quarter............................................    $0.03
  Third Quarter.............................................    $0.03
  Fourth Quarter............................................    $0.04

     Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition and such other factors as the board may deem relevant.

     See Item 7 (Management's Discussion and Analysis of Results of Operations and Financial Condition) regarding certain contractual restrictions on dividends.

     Equity Compensation Plan information is incorporated by reference herein to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     This section presents our selected historical financial data and certain additional information. You should read carefully the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected data in this section is not intended to replace the financial statements. As discussed therein, on April 22, 2003, we sold substantially all of the assets of our human resources and benefits application services business. See note 21 of the notes to consolidated financial statements. During July 2001 we acquired Ti3, Inc. and during March 2002, we acquired Frick and the GM Unemployment Compensation Business.

     We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended March 31, 2003 from our consolidated financial statements and the related notes which have been audited by KPMG LLP, independent accountants. The financial information set forth below reflects the classification of the database and document services businesses as discontinued operations which is discussed in Note 14 to the consolidated financial statements below.

                                                       YEARS ENDED MARCH 31,
                                   --------------------------------------------------------------
                                      1999         2000         2001         2002         2003
                                   ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
  The Work Number services.......  $    9,109   $   12,328   $   19,149   $   27,184   $   35,934
  Unemployment cost management
     services....................          --           --           --          848       74,645
  Human resources and benefits
     application services........       5,126        7,993        8,565        9,757       10,188
  Customer premises systems......      10,948       10,835        6,882        2,870        1,324
  Maintenance and support........       4,920        4,876        4,417        3,893        3,639
                                   ----------   ----------   ----------   ----------   ----------
     Total revenues..............      30,103       36,032       39,013       44,552      125,730
                                   ----------   ----------   ----------   ----------   ----------
Cost of revenues:
  The Work Number services.......       3,138        3,973        6,179        9,320       12,285
  Unemployment cost management
     services....................          --           --           --          450       38,337
  Human resources and benefits
     application services........       3,225        4,460        6,956        7,530        6,486
  Customer premises systems......       7,874        8,388        5,790        2,652          997
  Maintenance and support........       1,545        1,367        1,275        1,028          734
  Inventory write-down...........          --           --           --          307           --
                                   ----------   ----------   ----------   ----------   ----------
     Total cost of revenues......      15,782       18,188       20,200       21,287       58,839
                                   ----------   ----------   ----------   ----------   ----------
Gross margin.....................      14,321       17,844       18,813       23,265       66,891
                                   ----------   ----------   ----------   ----------   ----------

                                                       YEARS ENDED MARCH 31,
                                   --------------------------------------------------------------
                                      1999         2000         2001         2002         2003
                                   ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Operating expenses:
  Selling and marketing..........       8,339        7,820        8,374        8,516       19,692
  General and administrative.....       4,853        5,477        5,767        7,454       25,180
  Intellectual property
     settlement..................          --           --        1,612           --           --
  Restructuring charges..........         496           --           --        2,627           --
                                   ----------   ----------   ----------   ----------   ----------
     Total operating expenses....      13,688       13,297       15,753       18,597       44,872
                                   ----------   ----------   ----------   ----------   ----------
Operating income.................         633        4,547        3,060        4,668       22,019
Other income (expense), net......           8           82          562        1,567       (1,358)
Income tax expense...............         239        1,862        1,481        2,302        7,914
                                   ----------   ----------   ----------   ----------   ----------
Earnings from continuing
  operations before cumulative
  effect of change in accounting
  principle......................         402        2,767        2,141        3,933       12,747
Discontinued operations:
  Gain on operations and disposal
     of discontinued operations,
     net.........................          --          117           36           --           --
                                   ----------   ----------   ----------   ----------   ----------
Earnings before cumulative effect
  of change in accounting
  principle......................         402        2,884        2,177        3,933       12,747
Cumulative effect of change in
  accounting principle, net of
  income taxes...................          --           --       (1,655)          --           --
                                   ----------   ----------   ----------   ----------   ----------
     Net earnings................  $      402   $    2,884   $      522   $    3,933   $   12,747
                                   ==========   ==========   ==========   ==========   ==========
Net earnings per common share(1):
  Basic:
     Continuing operations.......  $     0.04   $     0.28   $     0.21   $     0.31   $     0.93
     Discontinued operations,
       net.......................          --         0.01           --           --           --
     Cumulative effect of change
       in accounting principle...          --           --        (0.16)          --           --
                                   ----------   ----------   ----------   ----------   ----------
       Net earnings..............  $     0.04   $     0.29   $     0.05   $     0.31   $     0.93
                                   ==========   ==========   ==========   ==========   ==========
  Diluted:
     Continuing operations.......  $     0.04   $     0.26   $     0.20   $     0.29   $     0.90
     Discontinued operations,
       net.......................          --         0.01           --           --           --
     Cumulative effect of change
       in accounting principle...          --           --        (0.15)          --           --
                                   ----------   ----------   ----------   ----------   ----------
       Net earnings..............  $     0.04   $     0.27   $     0.05   $     0.29   $     0.90
                                   ==========   ==========   ==========   ==========   ==========
Cash dividends declared per
  common share...................  $       --   $       --   $     0.08   $     0.12   $     0.13
                                   ==========   ==========   ==========   ==========   ==========
Weighted average number of common
  shares outstanding:
  Basic(1).......................   9,803,440   10,091,349   10,255,928   12,622,689   13,742,581
  Diluted(1).....................  10,014,152   10,527,236   11,068,583   13,481,683   14,208,565

                                                         MARCH 31,
                                     -------------------------------------------------
                                      1999      2000      2001       2002       2003
                                     -------   -------   -------   --------   --------
                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments...........  $   267   $ 6,291   $ 9,725   $ 21,431   $  9,409
Working capital....................    8,316    15,158    14,176      2,999      1,531
Net assets of business held for
  sale.............................      859        --        --         --         --
Total assets.......................   24,564    30,133    33,434    179,738    172,729
Long-term debt plus capital
  leases...........................       --        --        --     30,152     22,152
Shareholders' equity...............   20,095    23,308    22,322    116,128    123,098
ADDITIONAL INFORMATION:
Employment records in The Work
  Number database..................   18,285    30,298    43,005     60,700     76,400
Employment records under
  contract(2)......................   25,831    36,089    52,000     70,200     82,000

---------------

(1) Basic and diluted earnings per share have been computed using the number of shares of common stock and common stock options and warrants outstanding. The weighted average number of shares was based on common stock outstanding for basic earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive.

(2) Represents aggregate employment records included in The Work Number database and employment records under contract that have not yet been converted to the database.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with the financial statements and other financial information included in this Form 10-K for the year ended March 31, 2003.

     Throughout the following Management's Discussion and Analysis, all amounts reflect the restatements indicated in the Notes to Audited Consolidated Financial Statements.

OVERVIEW

     Our services and products consist of The Work Number services, unemployment cost management services, human resources and benefits application services, the sale of customer premises systems, and maintenance and support services related to those systems. The technologies we use include both interactive web and interactive voice response.

     The Work Number services include:

     - The Work Number, our leading employment and income verification service;

     - W-2 eXpress, our suite of W-2 payroll services;

     - ePayroll, our suite of payroll self-service applications; and

     - FasTime, our automated timesheet collection and approval services.

     We derive substantially all our revenues from The Work Number based on fees charged to mortgage lenders, pre-employment screeners and other verifiers for verification of employment history, including the past three years of income history of participating employers' current and former employees. We derive additional revenues from ongoing maintenance fees charged to employers and one-time conversion fees from new employers. Our revenues from W-2 eXpress and ePayroll represent fees charged to clients on a monthly fee basis which is based upon the number of employees. We first introduced W-2 eXpress in fiscal 2000, with no meaningful revenues generated until the fourth quarter of fiscal 2001. Our first clients began using ePayroll in our second fiscal quarter of 2002. Our revenues from FasTime include fees from establishment of the service and fees based on the number of transactions. Costs of revenues related to The Work Number services consist of telecommunications services, personnel, equipment and capitalized software amortization.

     As a result of our 2002 acquisitions, we provide unemployment cost management services under the name UC eXpress. These services include unemployment insurance claims processing and unemployment tax planning and management to a broad range of employers. We charge clients fees on an annual contractual basis, generally billed monthly or quarterly, pursuant to multi-year contracts. Certain contracts allow for additional charges if transaction activity exceeds a specified threshold. Certain unemployment tax planning contracts call for contingent fees based upon actual tax savings realized. Costs of revenues related to UC eXpress consist primarily of personnel and equipment.

     As discussed below, we recently sold our benefits enrollment business, which is the primary service included within our human resources and benefits application services business. Our human resources and benefits application services business consisted principally of benefits enrollment services that offered employers and employees a broad range of automated features. In 2000, we began offering eChoice, our advanced benefits enrollment service that provided these features in a standardized package. We maintained a system on our premises that contained a customer database and received incoming requests for access to the information. Revenues from human resources and benefits application services include fees derived from establishment of the service and fees based on the number of employees or transactions. Costs of revenues related to our human resources and benefits application services consist of personnel, equipment, telecommunications services and capitalized software amortization.

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

     On April 22, 2003 we sold substantially all of the assets of our human resources and benefits application services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. The primary product of this line of services, the benefits enrollment business, provides a customized solution for clients' employees to enroll in an employer's benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or by telephone.

     The transaction is structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2 million and $6 million, with no minimum guaranteed amount. We will record cash received under the asset purchase agreement first to reduce the recorded value of net assets sold under the agreement and then to reflect gain on the sale of the business. In connection with the sale, we will provide Workscape, Inc., for agreed upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated. Workscape, Inc. has hired all of the employees related to the benefits enrollment business.

RESTATEMENT OF FINANCIAL STATEMENTS

     In response to inquiries made by the Securities and Exchange Commission during the course of its recent investigation, we reviewed, during our December 2002 quarter, the accounting treatment for two items in the year ended March 31, 2001. In December 2002, we subsequently restated certain of our previously issued financial statements. The two items reviewed were the accounting for a patent technology license agreement and the award of certain bonus payments to the executive officers. The $1.6 million paid in connection with the patent technology license entered into with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. in March 2001 had been recorded as an intangible asset and was being amortized over a 10-year period. We decided to expense the entire amount in the March 2001 quarter. Certain bonus payments to the executive officers, recommended by the compensation committee and approved by the board of directors on May 15, 2001, totaling approximately $158,000, had been reflected as an expense related to the quarter ended June 30, 2001. We decided to record the entire expense in the quarter ended March 31, 2001.

     The effect of these restatements on the statement of earnings was to reduce earnings for the year ended March 31, 2001 by $1.1 million, after income tax, and to increase earnings over the following 10-year period by the same dollar amount in the aggregate.

     Independent of the SEC investigation, we also considered recent guidance from the SEC staff concerning the accounting for service transactions across many industries, and restated certain revenues, as well as attendant costs, in the Human Resources and Benefits Application Services and The Work Number Services revenue lines. For certain of our contracts, revenues are to be recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period. Previously, we had consistently recorded revenues as services were provided.

     Additionally, during the course of the review into these matters, we identified and corrected an inaccuracy in the method of computing the weighted average shares outstanding used for the computation of diluted earnings per share.

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

     Human resources and benefits application services revenue is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Because of seasonal variations of our service offerings, a greater number of clients have services available to them from October through December than during any other period during the year. As a result, revenues in our third fiscal quarter are substantially higher than in the other three quarters of the year. In recent fiscal years, approximately fifty percent of annual revenues in this revenue line have been recorded in the third fiscal quarter.

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

     Commissions are paid based upon successful efforts and are deferred and expensed over the related service period.

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

     Effective April 1, 2002, we have adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard will be recognized as a cumulative effect of a change in accounting principle. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in purchase business combinations will not be amortized, but instead tested for impairment on an annual basis. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2002 and determined that no impairment existed.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 beginning in our fiscal year 2003. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after

December 31, 2002. We will adopt SFAS No. 146 in the next fiscal year in conjunction with the disposal of our benefits enrollment business. We do not expect this adoption to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148, with no impact to our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. We do not expect the adoption of FIN No. 45 to have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We have considered the provisions of FIN No. 46 and believe it will not be necessary to include in our financial statements any assets, liabilities, or activities of the entities holding our corporate headquarters leases. We do not expect the adoption of FIN No. 46 to have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

     The following tables set forth (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our statement of operations as a percentage of revenues for the periods indicated:

                                                                 YEARS ENDED MARCH 31,
                                                              ----------------------------
                                                               2001      2002       2003
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
Revenues:
  The Work Number services..................................  $19,149   $27,184   $ 35,934
  Unemployment cost management services.....................       --       848     74,645
  Human resources and benefits application services.........    8,565     9,757     10,188
  Customer premises systems.................................    6,882     2,870      1,324
  Maintenance and support...................................    4,417     3,893      3,639
                                                              -------   -------   --------
     Total revenues.........................................  $39,013   $44,552   $125,730
                                                              -------   -------   --------
Gross margin:
  The Work Number services..................................  $12,970   $17,864   $ 23,649
  Unemployment cost management services.....................       --       398     36,308
  Human resources and benefits application services.........    1,609     2,227      3,702
  Customer premises systems.................................    1,092       218        327
  Maintenance and support...................................    3,142     2,865      2,905
  Inventory write-down......................................       --      (307)        --
                                                              -------   -------   --------
     Total gross margin.....................................  $18,813   $23,265   $ 66,891
                                                              -------   -------   --------

                                                                  YEARS ENDED MARCH 31,
                                                               ---------------------------
                                                               2001       2002       2003
                                                               -----      -----      -----
Gross margin percentage by revenue category:
  The Work Number services..................................    67.7%      65.7%      65.8%
  Unemployment cost management services.....................      --       46.9       48.6
  Human resources and benefits application services.........    18.8       22.8       36.3
  Customer premises systems.................................    15.9        7.6       24.7
  Maintenance and support...................................    71.1       73.6       79.8
PERCENTAGE OF TOTAL REVENUES
Revenues:
  The Work Number services..................................    49.1%      61.0%      28.6%
  Unemployment cost management services.....................      --        1.9       59.4
  Human resources and benefits application services.........    22.0       21.9        8.0
  Customer premises systems.................................    17.6        6.4        1.1
  Maintenance and support...................................    11.3        8.8        2.9
                                                               -----      -----      -----
     Total revenues.........................................   100.0      100.0      100.0
Cost of revenues............................................    51.8       47.8       46.8
                                                               -----      -----      -----
Gross margin................................................    48.2       52.2       53.2
                                                               -----      -----      -----

                                                                  YEARS ENDED MARCH 31,
                                                               ---------------------------
                                                               2001       2002       2003
                                                               -----      -----      -----
Operating expenses:
  Selling and marketing.....................................    21.5       19.1       15.7
  General and administrative................................    14.8       16.7       20.0
  Intellectual property settlement..........................     4.1         --         --
  Restructuring charge......................................      --        5.9         --
                                                               -----      -----      -----
     Total operating expenses...............................    40.4       41.7       35.7
                                                               -----      -----      -----
Operating income............................................     7.8       10.5       17.5
Other income, net...........................................     1.4        3.5       (1.1)
                                                               -----      -----      -----
Earnings from continuing operations before income tax
  expense and cumulative effect of change in accounting
  principle.................................................     9.2       14.0       16.4
Income tax expense..........................................     3.8        5.2        6.3
                                                               -----      -----      -----
Earnings from continuing operations before cumulative effect
  of change in accounting principle.........................     5.4        8.8       10.1
Discontinued operations, net................................     0.1         --         --
Cumulative effect of change in accounting principle.........    (4.2)        --         --
                                                               -----      -----      -----
Net earnings................................................     1.3%       8.8%      10.1%
                                                               =====      =====      =====

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002

     Revenues. Total revenues increased 182.2% to $125.7 million in fiscal 2003 from $44.6 million in fiscal 2002.

     Revenues from The Work Number services increased 32.2% to $35.9 million in fiscal 2003 from $27.2 million in fiscal 2002, due to an increase in the number of employment records in the database and related transaction volume, new clients gained from continued marketing to employers and verifiers and the inclusion of revenues from our acquisition of Ti3 beginning in the second quarter of fiscal 2002.

     Revenues from unemployment cost management services increased to $74.6 million in fiscal 2003 from $848,000 in fiscal 2002. Fiscal 2002 included only four days of revenue from our March 27, 2002 acquisitions of The Frick Company and the GM Unemployment Compensation Business, while fiscal 2003 includes a full year.

     Revenues from human resources and benefits application services increased 4.4% to $10.2 million in fiscal 2003 from $9.8 million in fiscal 2002, due to the addition of client services going live, offset by client attrition not being replaced by new sales. This softening of new sales is primarily due to the poor economic conditions which began affecting our sales performance in the second quarter of fiscal 2002.

     Revenues from customer premises systems decreased 53.9% to $1.3 million in fiscal 2003 from $2.9 million in fiscal 2002. This decrease is due to a shift in our focus away from selling in-house systems.

     Revenues from maintenance and support related to the customer premises systems decreased 6.5% to $3.6 million in fiscal 2003 from $3.9 million in fiscal 2002, reflecting the support provided to a shrinking installed base as we shifted our strategy toward providing similar solutions through application services.

     We anticipate revenues from customer premises systems and maintenance and support will continue to decrease from current levels as we have discontinued sales to new clients and continue to emphasize The Work Number services and unemployment cost management services.

     Gross Margin. Gross margin increased 187.5% to $66.9 million in fiscal 2003 from $23.3 million in fiscal 2002. As a percentage of total revenues, gross margin increased to 53.2% in fiscal 2003 from 52.2% in fiscal 2002.

     The Work Number services gross margin increased 32.4% to $23.6 million, or 65.8% of corresponding revenue, in fiscal 2003 from $17.9 million, or 65.7% of corresponding revenue, in fiscal 2002. The increase in gross margin and gross margin percentage was due primarily to revenue increases and improved leveraging of our operational infrastructure, partially offset by an increase in personnel and infrastructure costs to accommodate possible future electronic payroll services clients.

     Unemployment cost management services gross margin increased to $36.3 million, or 48.6% of corresponding revenue, in fiscal 2003 from $398,000, or 46.9% of corresponding revenue, in fiscal 2002. The increase in gross margin is due to the inclusion of a full year in fiscal 2003 versus four days in fiscal 2002. The increase in gross margin percentage is due to improved leveraging of our operational infrastructure, primarily resulting from our efforts to consolidate the operations of the acquired businesses. We expect to realize improvements in the gross margin percentage throughout the next fiscal year as we continue to consolidate the operations of the acquired businesses.

     Human resources and benefits application services gross margin increased 66.2% to $3.7 million, or 36.3% of corresponding revenue, in fiscal 2003 from $2.2 million, or 22.8% of corresponding revenue, in fiscal 2002. This increase in gross margin and gross margin percentage is principally due to improved leveraging of personnel costs within our delivery organization. Because of the seasonal variations in our service offerings, gross margins in this revenue line are lower in the first, second and fourth fiscal quarters and are substantially higher in our third fiscal quarter each year. This is because fixed infrastructure and personnel costs are incurred relatively evenly throughout the year, while revenues are seasonally higher in the third fiscal quarter due to proportionally increased benefits enrollment activity.

     Customer premises systems gross margin increased 50.0% to $327,000, or 24.7% of corresponding revenue, in fiscal 2003 from $218,000, or 7.6% of corresponding revenue, in fiscal 2002. The increase in gross margin and gross margin percentage is due to a lower level of fixed costs required as we have discontinued new sales within this business unit, including the elimination of amortization of capitalized software that remained during the first quarter of fiscal 2002.

     Maintenance and support gross margin remained consistent at $2.9 million in fiscal 2003 and 2002. Gross margin as a percentage of corresponding revenue increased to 79.8% in fiscal 2003, from 73.6% in fiscal 2002. The increase in gross margin percentage is due to improved leveraging of personnel costs, offset by lower revenues caused by a shrinking client base.

     Selling and Marketing Expenses. Selling and marketing expenses increased 131.2% to $19.7 million in fiscal 2003 from $8.5 million in fiscal 2002. This increase in expense is primarily due to the addition of our recently acquired unemployment cost management services businesses. As a percentage of revenues, such expenses decreased to 15.7% in fiscal 2003 from 19.1% in fiscal 2002. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs.

     General and Administrative Expenses. General and administrative expenses increased 237.8% to $25.2 million in fiscal 2003 from $7.5 million in fiscal 2002. This increase is primarily due to the addition of our recently acquired unemployment cost management services businesses. Additionally, in the last half of fiscal 2003 we incurred approximately $750,000 in incremental legal and accounting fees related to our ongoing SEC investigation and related financial statement restatements. This amount is net of reimbursements received under our insurance policy. As a percentage of revenues, such expenses increased to 20.0% in fiscal 2003 from 16.7% in fiscal 2002. This increase is due primarily to the newly acquired unemployment cost management services businesses historically having higher general and administrative expenses as a percentage of revenue compared to our traditional businesses. We expect to see this percentage improve in future quarters as we continue to consolidate the cost structure of the acquired businesses.

     Restructuring and Other Charge. During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $240,000 and $139,000 is reflected in accrued expenses on the balance sheet as of March 31, 2002 and 2003, respectively. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings for the year ended March 31, 2002.

     Other Income (Expense), Net. Other income (expense), net decreased to $1.4 million of other expense in fiscal 2003 from $1.6 million of other income in fiscal 2002, due to a shift from a net investing position to a net borrowing position. This is due to borrowings and the reduction of cash related to our acquisitions of the unemployment cost management services businesses.

     Income Tax Expense. Our effective income tax rate was 38.3% in fiscal 2003 and 36.9% in fiscal 2002. The increase is primarily due to the inclusion of tax-exempt interest earned on state and federal tax free municipal securities during fiscal 2002, and to a lesser extent, a higher effective state income tax rate in fiscal 2003 compared to fiscal 2002.

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

     Revenues from unemployment cost management services for fiscal 2002 includes four days of revenue from our March 27, 2002 acquisitions of The Frick Company and the GM Unemployment Compensation Business. Revenues from human resources and benefits application services increased 13.9% to $9.8 million in fiscal 2002 from $8.6 million in fiscal 2001, due to the addition of client services going live, offset by client attrition. This growth was less than planned, due the poor economic conditions experienced during the second and third quarters of fiscal 2002.

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

     Restructuring and Other Charge. During the second quarter of fiscal 2002, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $240,000 is reflected in accrued expenses on the balance sheet. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings.

     Other Income, Net. Other income increased to $1.6 million in fiscal 2002 from $562,000 in fiscal 2001, due to interest income earned on a higher level of invested funds. Invested funds increased due to the receipt of the proceeds from our secondary common stock offering during the second quarter of fiscal 2002 and cash flow from operations.

     Income Tax Expense. Our effective income tax rate was 36.9% in fiscal 2002 and 40.9% in fiscal 2001. The decrease is due to tax-exempt interest earned on state and federal tax free municipal securities during the last eight months of fiscal 2002, and to a lesser extent, a lower effective state income tax rate. As we continue to move our business to a business process outsourcing services model, we have reduced the amount of taxes paid on hardware and software sales in states with higher income tax rates.

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

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth (1) specified unaudited statement of operations data for each of the four quarters in fiscal 2002 and 2003, (2) the gross margin percentage for each of our revenue categories, and (3) operating data expressed as a percentage of our total revenues. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. We believe that quarter-to-quarter comparisons of our financial results should not necessarily be relied upon as an indication of future performance.

                                                                         QUARTERS ENDED
                                    -----------------------------------------------------------------------------------------
                                    JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                      2001       2001        2001       2002        2002       2002        2002       2003
                                    --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  The Work Number services........   $6,103     $ 6,659    $ 6,856     $ 7,566    $ 7,617     $ 8,573    $ 9,011     $10,733
  Unemployment cost management
    services......................       --          --         --         848     18,039      17,939     18,879      19,789
  Human resources and benefits
    application services..........    1,380       1,281      5,543       1,553      1,445       1,906      4,652       2,184
  Customer premises systems.......    1,030         978        604         257        587         313        281         142
  Maintenance and support.........      988         978        978         949        933         916        908         882
                                     ------     -------    -------     -------    -------     -------    -------     -------
    Total revenues................    9,501       9,896     13,981      11,173     28,621      29,647     33,731      33,730
                                     ------     -------    -------     -------    -------     -------    -------     -------
Gross margin:
  The Work Number services........    4,239       4,212      4,521       4,892      4,802       5,555      6,099       7,193
  Unemployment cost management
    services......................       --          --         --         398      8,779       8,428      9,182       9,919
  Human resources and benefits
    application services..........     (452)       (687)     3,278          88       (143)        166      2,908         769
  Customer premises systems.......      (63)        415        179        (313)       248          76        (57)         60
  Maintenance and support.........      677         705        751         732        737         737        735         697
  Inventory write-down............       --        (307)        --          --         --          --         --          --
                                     ------     -------    -------     -------    -------     -------    -------     -------
    Total gross margin............    4,401       4,338      8,729       5,797     14,423      14,962     18,867      18,638
                                     ------     -------    -------     -------    -------     -------    -------     -------
Operating expenses:
  Selling and marketing...........    2,190       2,347      2,113       1,866      4,863       4,324      4,910       5,594
  General and administrative......    1,335       2,029      1,992       2,098      5,855       6,247      6,837       6,241
  Restructuring charge............       --       2,627         --          --         --          --         --          --
                                     ------     -------    -------     -------    -------     -------    -------     -------
    Total operating expenses......    3,525       7,003      4,105       3,964     10,718      10,571     11,747      11,835
                                     ------     -------    -------     -------    -------     -------    -------     -------
Operating income (loss)...........      876      (2,665)     4,624       1,833      3,705       4,391      7,120       6,803
                                     ======     =======    =======     =======    =======     =======    =======     =======
Net earnings (loss)...............   $  575     $(1,376)   $ 3,303     $ 1,431    $ 2,075     $ 2,478    $ 4,170     $ 4,024
                                     ======     =======    =======     =======    =======     =======    =======     =======
Diluted earnings (loss) per
  share...........................   $ 0.05     $ (0.11)   $  0.23     $  0.10    $  0.14     $  0.17    $  0.30     $  0.29
                                     ======     =======    =======     =======    =======     =======    =======     =======

                                                                         QUARTERS ENDED
                                    -----------------------------------------------------------------------------------------
                                    JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                      2001       2001        2001       2002        2002       2002        2002       2003
                                    --------   ---------   --------   ---------   --------   ---------   --------   ---------
Gross margin percentage by revenue
  category:
  The Work Number services........    69.5%       63.3%      65.9%       64.7%      63.0%       64.8%      67.7%       67.0%
  Unemployment cost management
    services......................      --          --         --        46.9       48.7        47.0       48.6        50.1
  Human resources and benefits
    application services..........   (32.8)      (53.6)      59.1         5.7       (9.9)        8.7       62.5        35.2
  Customer premises systems.......    (6.1)       42.4       29.6      (121.8)      42.2        24.3      (20.3)       42.3
  Maintenance and support.........    68.5        72.1       76.8        77.1       79.0        80.5       80.9        79.0
PERCENTAGE OF TOTAL REVENUES:
Revenues:
  The Work Number services........    64.2%       67.3%      49.0%       67.7%      26.6%       28.9%      26.7%       31.8%
  Unemployment cost management
    services......................      --          --         --         7.6       63.0        60.5       56.0        58.7
  Human resources and benefits
    application services..........    14.5        12.9       39.6        13.9        5.0         6.4       13.8         6.5
  Customer premises systems.......    10.8         9.9        4.3         2.3        2.1         1.1        0.8         0.4
  Maintenance and support.........    10.4         9.9        7.0         8.5        3.3         3.1        2.7         2.6
                                     -----       -----      -----      ------      -----       -----      -----       -----
    Total revenues................   100.0       100.0      100.0       100.0      100.0       100.0      100.0       100.0
Cost of revenues..................    53.7        56.2       37.6        48.1       49.6        49.5       44.1        44.7
                                     -----       -----      -----      ------      -----       -----      -----       -----
Gross margin......................    46.3        43.8       62.4        51.9       50.4        50.5       55.9        55.3
                                     -----       -----      -----      ------      -----       -----      -----       -----
Operating expenses:
  Selling and marketing...........    23.1        23.7       15.1        16.7       17.0        14.6       14.6        16.6
  General and administrative......    14.0        20.5       14.2        18.8       20.5        21.1       20.2        18.5
  Restructuring charge............      --        26.5         --          --         --          --         --          --
                                     -----       -----      -----      ------      -----       -----      -----       -----
    Total operating expenses......    37.1        70.7       29.3        35.5       37.5        35.7       34.8        35.1
                                     -----       -----      -----      ------      -----       -----      -----       -----
Operating income..................     9.2       (26.9)      33.1        16.4       12.9        14.8       21.1        20.2
                                     =====       =====      =====      ======      =====       =====      =====       =====
Net earnings (loss)...............     6.1%      (13.9)%     23.6%       12.8%       7.2%        8.4%      12.4%       11.9%
                                     =====       =====      =====      ======      =====       =====      =====       =====

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

SEASONALITY

     Because of the seasonal variations of our human resources and benefits applications services offerings, a greater number of clients have had services available to them from October through December than during any other period during the year. As a result, revenues in our third fiscal quarter have been substantially higher than in the other three quarters of the year. In fiscal 2002 and 2003, over fifty percent of annual revenues in this revenue line have been recorded in the third fiscal quarter. Given the disposal of this business unit as of April 22, 2003, our future statements of earnings should no longer be impacted by this seasonality.

     Revenues generated from our W-2 eXpress service are particularly affected by seasonality and are principally earned in our fourth fiscal quarter.

     Revenues generated from our unemployment cost management services, which we acquired in late March 2002, are generally higher in the third and fourth fiscal quarters as certain client contracts allow us to bill additional fees based upon actual annual claims volumes. Additionally, our tax planning business has an inherent seasonality based upon the general nature of tax services.

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

     Our working capital was $3.0 million at March 31, 2002 and $1.5 million at March 31, 2003. Total working capital decreased in fiscal 2003 due principally to payments made related to our March 27, 2002 acquisitions and increases in deferred revenue and the current portion of long-term debt. At March 31, 2003, $7.5 million of current liabilities represent deferred revenue instead of payment obligations. As a result, based on cash and cash equivalents on hand together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

     Our accounts receivable increased from $12.5 million at March 31, 2002 to $18.1 million at March 31, 2003. The increase was due primarily to a higher level of billings during the last quarter of fiscal 2003 compared to fiscal 2002. Additionally, AT&T has discontinued billing for their 900 telephone service, utilized by The Work Number Services business unit. As a result, we have moved to a third party billing company, whose billing terms are further extended than AT&T's terms. As a result, we have an additional receivable of approximately $1.0 million at March 31, 2003 compared to March 31, 2002.

     Our capital expenditures were $4.5 million in fiscal 2003. These capital expenditures were principally for computer equipment and integrating the operational infrastructure for our unemployment cost management services segment. At March 31, 2003, we had no material capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 18 to 24 months, as we continue to integrate the operations of our acquisitions.

     In November 2000, our board of directors authorized us to repurchase up to 400,000 shares of our stock in the open market, or through privately negotiated transactions over the following two-year period. In November 2001, this plan was extended to November 2004, and the number of shares was increased to one million. Under this plan, we repurchased 311,000 shares during the year ended March 31, 2003. Cumulative shares repurchased under this plan amount to 608,500. Share amounts are reported on a pre-dividend basis. On September 5, 2002, our board of directors approved a new stock repurchase plan, authorizing us to repurchase up to one million shares during the 36 month period ending September 30, 2005, subject to market conditions and other factors. As of March 31, 2003, 175,000 shares have been repurchased under this plan. Except for the 409,231 shares remaining in the treasury at March 31, 2003, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

     During fiscal 2003, we continued our quarterly dividend program, declaring a $0.03 dividend on each share of our common stock in each of the first three quarters and a $0.04 dividend in the fourth quarter.

     In connection with the acquisitions of The Frick Company and the GM Unemployment Compensation Business, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow. The Revolving Credit Facility also matures on February 27, 2005.

     The Term Loan and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans bore interest at the applicable eurodollar rate plus 2.25% and base rate loans bore interest at the applicable base rate. Commencing March 28, 2003, the applicable margin for eurodollar rate loans varies from 2.00% to 2.25%, and the applicable margin for base rate loans will remain at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). We may make prepayments under the Term Loan and Revolving Credit Facility without penalty. In addition, if William W. Canfield ceases serving as our chief executive officer during the first 24 months after closing, and we do not retain a substitute satisfactory to the Lenders within 120 days, then we are required to repay all outstanding loans, including both the Term Loan and Revolving Credit Facility.

     The Loan Agreement is secured by pledges of our stock in, and guarantees of, our subsidiaries and security interests in substantially all of our, and our subsidiaries' assets.

     The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the The Frick Company and the GM Unemployment Compensation Business. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of $2.5 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders and the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

     On January 27, 2003, we entered into an amendment to the Loan Agreement. Our wholly-owned subsidiaries, James E. Frick, Inc., Garcia Acquisition Sub, Inc. and Ti3, Inc., consented to the amendment as guarantors. Among other things, the amendment modified the minimum EBITDA covenant for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003 contained in the Loan Agreement. In addition, we obtained from the Lenders a waiver of our violation of the minimum EBITDA covenant for the quarter ended December 31, 2002. At March 31, 2003, we were in compliance with all financial covenants under the Loan Agreement.

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

     As of March 31, 2003, the fair value of the interest rate swap in the amount of $256,000 is included in accrued expenses and other liabilities. Interest expense accrued on the swap contract was $175,000 for the year ended March 31, 2003.

     We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

     We are cooperating with a pending SEC investigation and are a defendant in pending lawsuits which are described in note 17 of our Notes to Consolidated Financial Statements, which is incorporated by reference herein.

     As described above, we have restated our financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully above under Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed above or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

     Further, we cannot predict at this time whether or not any additional regulatory investigation by the SEC or otherwise related to the restatement or any other matter will be commenced, or if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

     Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of this type are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed above under Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, our Term Loan and advances under our Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans bore interest at the applicable eurodollar rate plus 2.25% and base rate loans bore interest at the applicable base rate. Commencing March 28, 2003 the applicable margin for eurodollar rate loans varies from 2.00% to 2.25%, and the applicable margin for base rate loans remains at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA.

     As of March 31, 2003, we had $22 million principal outstanding on our Term Loan, of which $11 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $110,000 and $150,000 change to our annual interest expense, based on net variable borrowings of $11 million and $15 million at March 31, 2003 and 2002, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
TALX CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL
  STATEMENTS:
Independent Auditors' Report................................   43
Consolidated Balance Sheets as of March 31, 2002 and 2003...   44
Consolidated Statements of Earnings for the years ended
  March 31, 2001, 2002 and 2003.............................   45
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income for the years ended March 31, 2001,
  2002 and 2003.............................................   46
Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2002 and 2003.............................   47
Notes to Consolidated Financial Statements..................   48

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of TALX Corporation:

     We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries as of March 31, 2002 and 2003, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TALX Corporation and subsidiaries as of March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the consolidated financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets and as discussed in Note 20 to the consolidated financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition.

                                                     /s/ KPMG LLP

St. Louis, Missouri
May 2, 2003

                       TALX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                              ---------------------
                                                                2002        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                  INFORMATION)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 21,431    $  9,409
  Accounts receivable, net..................................    12,469      18,082
  Work in progress, less progress billings..................     1,377       1,091
  Prepaid expenses and other current assets.................     3,444       4,122
  Deferred tax assets, net..................................     2,948         556
                                                              --------    --------
     Total current assets...................................    41,669      33,260
Property and equipment, net.................................    11,357      10,315
Capitalized software development costs, net of amortization
  of $966 in 2002 and $2,547 in 2003........................     3,262       3,804
Goodwill....................................................   102,564     105,469
Other intangibles, net......................................    19,175      18,450
Other assets................................................     1,711       1,431
                                                              --------    --------
                                                              $179,738    $172,729
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,200    $  1,560
  Accrued expenses and other liabilities....................    20,455      11,478
  Dividends payable.........................................       413         542
  Current portion of capitalized lease obligations..........       156         130
  Current portion of long term debt.........................     8,000      10,000
  Income taxes payable......................................       814         482
  Deferred revenue..........................................     7,632       7,537
                                                              --------    --------
     Total current liabilities..............................    38,670      31,729
Deferred tax liabilities, net...............................       371       3,372
Capitalized lease obligations, less current portion.........       152          22
Long term debt, less current portion........................    22,000      12,000
Other long term liabilities.................................     2,417       2,508
                                                              --------    --------
     Total liabilities......................................    63,610      49,631
                                                              --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized 5,000,000
     shares and no shares issued or outstanding at March 31,
     2002 and 2003..........................................        --          --
  Common stock, $0.01 par value; authorized 30,000,000
     shares, issued and outstanding 13,909,714 shares at
     March 31, 2002 and 13,948,542 shares at March 31,
     2003...................................................       139         140
  Additional paid-in capital................................   162,058     162,773
  Accumulated deficit.......................................   (44,007)    (34,806)
  Accumulated other comprehensive income:
     Unrealized loss on interest rate swap contract, net of
      tax of $99 at March 31, 2003..........................        --        (158)
  Treasury stock, at cost, 120,951 shares at March 31, 2002
     and 409,231 shares at March 31, 2003...................    (2,062)     (4,851)
                                                              --------    --------
     Total shareholders' equity.............................   116,128     123,098
                                                              --------    --------
                                                              $179,738    $172,729
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                               YEARS ENDED MARCH 31,
                                                              --------------------------------------------------------
                                                                    2001                2002                2003
                                                              ----------------    ----------------    ----------------
                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
Revenues:
  The Work Number services..................................    $    19,149         $    27,184         $    35,934
  Unemployment cost management services.....................             --                 848              74,645
  Human resources and benefits application services.........          8,565               9,757              10,188
  Customer premises systems.................................          6,882               2,870               1,324
  Maintenance and support...................................          4,417               3,893               3,639
                                                                -----------         -----------         -----------
     Total revenues.........................................         39,013              44,552             125,730
                                                                -----------         -----------         -----------
Cost of revenues:
  The Work Number services..................................          6,179               9,320              12,285
  Unemployment cost management services.....................             --                 450              38,337
  Human resources and benefits application services.........          6,956               7,530               6,486
  Customer premises systems.................................          5,790               2,652                 997
  Maintenance and support...................................          1,275               1,028                 734
  Inventory write-down......................................             --                 307                  --
                                                                -----------         -----------         -----------
     Total cost of revenues.................................         20,200              21,287              58,839
                                                                -----------         -----------         -----------
     Gross margin...........................................         18,813              23,265              66,891
                                                                -----------         -----------         -----------
Operating expenses:
  Selling and marketing.....................................          8,374               8,516              19,692
  General and administrative................................          5,767               7,454              25,180
  Intellectual property settlement..........................          1,612                  --                  --
  Restructuring charge......................................             --               2,627                  --
                                                                -----------         -----------         -----------
     Total operating expenses...............................         15,753              18,597              44,872
                                                                -----------         -----------         -----------
     Operating income.......................................          3,060               4,668              22,019
                                                                -----------         -----------         -----------
Other income (expense), net:
  Interest income...........................................            539               1,493                 115
  Interest expense..........................................             --                 (18)             (1,471)
  Other, net................................................             23                  92                  (2)
                                                                -----------         -----------         -----------
     Total other income (expense), net......................            562               1,567              (1,358)
                                                                -----------         -----------         -----------
     Earnings from continuing operations before income tax
       expense and cumulative effect of change in accounting
       principle............................................          3,622               6,235              20,661
Income tax expense..........................................          1,481               2,302               7,914
                                                                -----------         -----------         -----------
     Earnings from continuing operations before cumulative
       effect of change in accounting principle.............          2,141               3,933              12,747
Discontinued operations:
  Gain on operations and disposal of discontinued
     operations, net........................................             36                  --                  --
                                                                -----------         -----------         -----------
     Earnings before cumulative effect of change in
       accounting principle.................................          2,177               3,933              12,747
Cumulative effect of change in accounting principle, net of
  taxes.....................................................         (1,655)                 --                  --
                                                                -----------         -----------         -----------
     Net earnings...........................................    $       522         $     3,933         $    12,747
                                                                ===========         ===========         ===========
Basic earnings per share:
  Continuing operations.....................................    $      0.21         $      0.31         $      0.93
  Cumulative effect of change in accounting principle,
     net....................................................          (0.16)                 --                  --
                                                                -----------         -----------         -----------
     Net earnings...........................................    $      0.05         $      0.31         $      0.93
                                                                ===========         ===========         ===========
Diluted earnings per share:
  Continuing operations.....................................    $      0.20         $      0.29         $      0.90
  Cumulative effect of change in accounting principle,
     net....................................................          (0.15)                 --                  --
                                                                -----------         -----------         -----------
     Net earnings...........................................    $      0.05         $      0.29         $      0.90
                                                                ===========         ===========         ===========
Weighted average number of common shares outstanding:
  Basic.....................................................     10,255,928          12,622,689          13,742,581
  Diluted...................................................     11,068,583          13,481,683          14,208,565

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   YEARS ENDED MARCH 31, 2001, 2002 AND 2003

                                                                          ACCUMULATED
                                              ADDITIONAL                     OTHER                                      TOTAL
                                     COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   TREASURY   COMPREHENSIVE   SHAREHOLDERS'
                                     STOCK     CAPITAL       DEFICIT        INCOME        STOCK        INCOME          EQUITY
                                     ------   ----------   -----------   -------------   --------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
BALANCE AT MARCH 31, 2000..........   $ 56     $ 23,978     $   (726)        $  --       $    --                      $ 23,308
Net earnings.......................     --           --          522            --            --       $   522             522
Net unrealized gain on marketable
  equity securities................     --           --           --            35            --            35              35
                                                                                                       -------
Total comprehensive income.........                                                                    $   557
                                                                                                       =======
Repurchase of 112,500 shares of
  common stock.....................     --           --           --            --        (1,928)                       (1,928)
Issuance of 55,609 shares of common
  stock and 110,153 shares of
  treasury stock for benefit plans,
  net of tax benefit...............      1          478       (1,201)           --         1,861                         1,139
Issuance of 39,895 shares of common
  stock upon exercise of
  warrants.........................     --           --           --            --            --                            --
Issuance of 563,935 shares of
  common stock and 838 shares of
  treasury stock upon 10% stock
  dividend.........................      6        9,863       (9,869)           --            --                            --
Issuance of 3,128,552 shares of
  common stock and 66 shares of
  treasury stock upon 3-for-2 stock
  split............................     31          (31)          --            --            --                            --
Cash dividends ($0.08 per share)...     --           --         (754)           --            --                          (754)
                                      ----     --------     --------         -----       -------                      --------
BALANCE AT MARCH 31, 2001..........     94       34,288      (12,028)           35           (67)                       22,322
Net earnings.......................     --           --        3,933            --            --       $ 3,933           3,933
Net unrealized loss on marketable
  equity securities................     --           --           --           (35)           --           (35)            (35)
                                                                                                       -------
Total comprehensive income.........                                                                    $ 3,898
                                                                                                       =======
Repurchase of 287,500 shares of
  common stock.....................     --           --           --            --        (5,486)                       (5,486)
Issuance of 82,128 shares of common
  stock and 124,425 shares for
  benefit plans, net of tax
  benefit..........................      1        1,820       (1,850)           --         2,649                         2,620
Issuance of 67,667 shares of common
  stock and 45,375 shares of
  treasury stock upon exercise of
  warrants.........................     --           --         (667)           --           842                           175
Issuance of 1,263,626 shares of
  common stock upon 10% stock
  dividend.........................     13       31,831      (31,868)           --            --                           (24)
Issuance of 341,854 shares of
  common stock upon acquisitions...      3       11,746           --            --            --                        11,749
Issuance of 2,750,000 shares of
  common stock upon secondary stock
  offering.........................     28       82,373           --            --            --                        82,401
Cash dividends ($0.12 per share)...     --           --       (1,527)           --            --                        (1,527)
                                      ----     --------     --------         -----       -------                      --------
BALANCE AT MARCH 31, 2002..........    139      162,058      (44,007)           --        (2,062)                      116,128
Net earnings.......................     --           --       12,747            --            --       $12,747          12,747
Net unrealized loss on interest
  rate swap contract...............     --           --           --          (158)           --          (158)           (158)
                                                                                                       -------
Total comprehensive income.........                                                                    $12,589
                                                                                                       =======
Repurchase of 486,000 shares of
  common stock.....................     --           --           --            --        (5,644)                       (5,644)
Issuance of 38,828 shares of common
  stock and 197,720 shares for
  benefit plans, net of tax
  benefit..........................      1          715       (1,768)           --         2,855                         1,803
Cash dividends ($0.13 per share)...     --           --       (1,778)           --            --                        (1,778)
                                      ----     --------     --------         -----       -------                      --------
BALANCE AT MARCH 31, 2003..........   $140     $162,773     $(34,806)        $(158)      $(4,851)                     $123,098
                                      ====     ========     ========         =====       =======                      ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                               2001       2002        2003
                                                              -------   ---------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $   522   $   3,933   $ 12,747
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................    4,615       3,911      8,306
     Inventory write-down...................................       --         307         --
     Capitalized software write-down........................       --       1,941         --
     Deferred taxes.........................................   (1,110)       (782)     5,393
     Cumulative effect of change in accounting principle....    1,655          --         --
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................      573       1,699     (5,613)
       Work in progress, less progress billings.............    1,641          76        286
       Prepaid expenses and other current assets............      126         (45)      (678)
       Other assets.........................................       60        (940)        36
       Accounts payable.....................................     (308)       (188)       478
       Accrued expenses and other liabilities...............    2,092      (2,093)     7,598
       Income taxes payable.................................      (18)      2,082        127
       Deferred revenue.....................................     (539)      1,444        (95)
       Other liabilities....................................       --          --         91
                                                              -------   ---------   --------
          Net cash provided by operating activities.........    9,309      11,345     28,676
                                                              -------   ---------   --------
Cash flows from investing activities:
  Additions to property and equipment.......................   (1,819)     (1,606)    (4,516)
  Acquisitions, net of cash acquired........................       --    (102,477)   (20,052)
  Capitalized software development costs....................   (2,766)     (2,357)    (2,123)
  Proceeds from maturity of short-term investments..........    3,000       5,365         --
  Proceeds from sale of short-term investments..............       --     233,097      4,000
  Purchases of short-term investments.......................   (4,505)   (234,126)    (4,000)
                                                              -------   ---------   --------
          Net cash used in investing activities.............   (6,090)   (102,104)   (26,691)
                                                              -------   ---------   --------
Cash flows from financing activities:
  Dividends paid............................................     (472)     (1,396)    (1,649)
  Borrowings under long-term debt facility..................       --      30,000         --
  Repayments under long-term debt facility..................       --          --     (8,000)
  Repayments of capitalized lease obligations...............       --          --       (156)
  Issuance of common stock..................................    1,072      83,905      1,442
  Repurchase of common stock................................   (1,928)     (5,486)    (5,644)
                                                              -------   ---------   --------
          Net cash provided by (used in) financing
            activities......................................   (1,328)    107,023    (14,007)
                                                              -------   ---------   --------
          Net increase (decrease) in cash and cash
            equivalents.....................................    1,891      16,264    (12,022)
Cash and cash equivalents at beginning of year..............    3,276       5,167     21,431
                                                              -------   ---------   --------
Cash and cash equivalents at end of year....................  $ 5,167   $  21,431   $  9,409
                                                              =======   =========   ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2003

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) DESCRIPTION OF BUSINESS

     We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing outsourced employee self-service applications. Our services enable mortgage lenders, pre-employment screening companies, employers and other authorized users to obtain employee human resources and payroll information. We also provide unemployment insurance claims processing and unemployment tax planning and management to a broad range of employers. Further, we allow employees to review and modify information in human resources and payroll management information systems without requiring employer assistance.

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

  (d) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We evaluate the collectibility of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable (i.e., net of deferred revenue) to the amount we reasonably believe will be collected. For the remaining customers, we recognize allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience.

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

                       TALX CORPORATION AND SUBSIDIARIES

  (g) GOODWILL AND OTHER INTANGIBLE ASSETS

     We have adopted the provisions of the Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" as of April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

  (h) REVENUE RECOGNITION, WORK IN PROGRESS AND DEFERRED REVENUE

     Revenues from The Work Number are recognized in the period that they are earned, from transaction fees charged to users for verifications of employment history and income. Additionally, revenue for set up fees, monthly maintenance and employer conversion fees are recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met. Human resources and benefits application services revenue is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Because of seasonal variations of our service offerings, a greater number of clients have services available to them from October through December than during any other period during the year. As a result, revenues in our third fiscal quarter are substantially higher than in the other three quarters of the year. Historically, over fifty percent of annual revenues in this revenue line have been recorded in the third quarter. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for customization services of customer premises systems are recognized by the contract method of accounting using percentage of completion for larger, more complex systems and the completed contract method for smaller systems. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of The Work Number setup fees, as well as, Human Resources and Benefits Application Services, UC eXpress and maintenance fees. Commissions paid are deferred and expensed over the related service period.

  (i) CONCENTRATION OF CREDIT RISK

     We sell our services and software in a variety of industries. No client represented over 10% of revenues in fiscal 2001, 2002 or 2003. We perform periodic credit evaluations of our clients' financial condition and generally do not require collateral; however, for our maintenance business we maintain a security interest in hardware until payment is received. Credit losses from clients have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

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

  (l) DERIVATIVE FINANCIAL INSTRUMENTS

     We use interest rate swap agreements as required under the terms of our term loan and revolving credit facility (see note 7). Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We do not hold or issue any derivative financial instruments for trading purposes.

  (m) STOCK-BASED COMPENSATION

     We have historically accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation."

     Since all of our options are granted with an option price equal to the market price at the time of grant, we have not recognized any stock-based employee compensation cost under our stock option plans. SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. Compensation cost is calculated under a straight line basis. The following table presents our net earnings and earnings per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the years presented:

                                                                    MARCH 31,
                                                             ------------------------
                                                             2001     2002     2003
                                                             -----   ------   -------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net earnings, as reported..................................  $ 522   $3,933   $12,747
Stock-based employee compensation cost, net of taxes.......    394      839       668
                                                             -----   ------   -------
     Net earnings, pro forma...............................  $ 128   $3,094   $12,079
                                                             =====   ======   =======
Basic earnings per share:
  Net earnings, as reported................................  $0.05   $ 0.31   $  0.93
  Stock-based employee compensation cost, net of taxes.....   0.04     0.07      0.05
                                                             -----   ------   -------
     Net earnings, pro forma...............................  $0.01   $ 0.24   $  0.88
                                                             =====   ======   =======
Diluted earnings per share:
  Net earnings, as reported................................  $0.05   $ 0.29   $  0.90
  Stock-based employee compensation cost, net of taxes.....   0.04     0.06      0.05
                                                             -----   ------   -------
     Net earnings, pro forma...............................  $0.01   $ 0.23   $  0.85
                                                             =====   ======   =======

                       TALX CORPORATION AND SUBSIDIARIES

     The full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six to ten years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for fiscal 2001, 2002 and 2003 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 62%, 59% and 80% in fiscal 2001, 2002 and 2003, respectively; risk-free interest rate of 4.91%, 4.81% and 3.50% in fiscal 2001, 2002 and 2003, respectively; expected life of 5.0, 5.0 and 7.5 years in fiscal 2001, 2002 and 2003, respectively; and an expected dividend yield of 3.50%, 3.50% and 1.20% in fiscal 2001, 2002 and 2003, respectively.

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

  (o) LITIGATION

     We have legal contingencies that have a high degree of uncertainty. As described in Note 17, certain allegations have been made against us. We believe that liabilities for many of these matters are either not probable or not estimable and therefore, no reserves have been established for those matters. When a contingency becomes probable and estimable a reserve is established. We have established reserves for certain other matters. If these matters are resolved unfavorably, they could have a significant impact on our future results and liquidity. Legal costs are expensed as incurred.

  (p) EARNINGS PER SHARE

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

  (q) RECLASSIFICATIONS

     Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

                       TALX CORPORATION AND SUBSIDIARIES

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts receivable.........................................  $15,028   $19,265
Less allowance for doubtful accounts........................    2,559     1,183
                                                              -------   -------
                                                              $12,469   $18,082
                                                              =======   =======

     Billings to customers are made in accordance with the terms of the individual contracts.

     The following table represents activity within our allowance for doubtful accounts for the years ended March 31, 2001, 2002 and 2003:

                                                              (IN THOUSANDS)
Balance at March 31, 2000...................................     $   370
  Additions.................................................         462
  Write-offs................................................        (607)
                                                                 -------
Balance at March 31, 2001...................................         225
  Acquisitions..............................................       2,379
  Additions.................................................         505
  Write-offs................................................        (550)
                                                                 -------
Balance at March 31, 2002...................................       2,559
  Additions.................................................         325
  Write-offs................................................      (1,701)
                                                                 -------
Balance at March 31, 2003...................................     $ 1,183
                                                                 =======

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                          RANGE OF
                                                         ESTIMATED         MARCH 31,
                                                        USEFUL LIVES   -----------------
                                                         (IN YEARS)     2002      2003
                                                        ------------   -------   -------
                                                                        (IN THOUSANDS)
Computer equipment....................................       3-5       $13,404   $12,961
Office furniture and equipment........................      5-10         1,315     1,502
Software..............................................       3-5         2,074     5,811
Capitalized lease equipment...........................       3-5            --        37
Leasehold improvements................................      3-10         3,882     4,055
                                                                       -------   -------
                                                                        20,675    24,366
Less accumulated depreciation and amortization........                   9,318    14,051
                                                                       -------   -------
                                                                       $11,357   $10,315
                                                                       =======   =======

                       TALX CORPORATION AND SUBSIDIARIES

(4)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Product development costs and amortization of capitalized software development costs for the years ended March 31, 2001, 2002 and 2003 were as follows:

                                                                    MARCH 31,
                                                             ------------------------
                                                              2001     2002     2003
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Product development costs charged to general and
  administrative expenses..................................  $  405   $  381   $1,503
                                                             ======   ======   ======
Amortization of capitalized software development costs
  charged to cost of revenues..............................  $2,159   $1,161   $1,564
                                                             ======   ======   ======
Write-off of capitalized software development costs........  $   --   $1,941   $   --
                                                             ======   ======   ======

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     In connection with the acquisitions of Ti3, Inc.; the unemployment cost management services business of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; and James E. Frick, Inc., d/b/a The Frick Company, TALX acquired certain identifiable intangible assets. These assets were recorded in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations."

     Effective April 1, 2002, we have adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard will be recognized as a cumulative effect of a change in accounting principle. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in purchase business combinations will not be amortized, but instead tested for impairment on an annual basis. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2002 and determined that no impairment existed.

     The following table summarizes goodwill and other intangible asset activity for years ended March 31, 2002 and 2003 (dollars in thousands).

                                                                  OTHER INTANGIBLE ASSETS
                                                     --------------------------------------------------
                                                     CUSTOMER              CUSTOMER    NON-      GROSS
                                          GOODWILL     BASE     SOFTWARE   RECORDS    COMPETE    TOTAL
                                          --------   --------   --------   --------   -------   -------
GROSS CARRYING VALUES:
  March 31, 2001........................  $     --   $    --     $  --      $   --     $ --     $    --
     Assets acquired....................   102,564    16,904       154       2,200       --      19,258
                                          --------   -------     -----      ------     ----     -------
  March 31, 2002........................   102,564    16,904       154       2,200       --      19,258
     Adjust intangibles to final
       valuations.......................      (618)      679      (154)        (16)     109         618
     Adjust acquired assets to final
       valuations.......................       537        --        --          --       --          --
     Transaction costs..................       986        --        --          --       --          --
     Ti3 acquisition additional
       consideration....................     2,000        --        --          --       --          --
                                          --------   -------     -----      ------     ----     -------
  March 31, 2003........................  $105,469   $17,583     $  --      $2,184     $109     $19,876
                                          ========   =======     =====      ======     ====     =======

                       TALX CORPORATION AND SUBSIDIARIES

                                                                  OTHER INTANGIBLE ASSETS
                                                     --------------------------------------------------
                                                     CUSTOMER              CUSTOMER    NON-      GROSS
                                          GOODWILL     BASE     SOFTWARE   RECORDS    COMPETE    TOTAL
                                          --------   --------   --------   --------   -------   -------
ACCUMULATED AMORTIZATION:
  March 31, 2001........................  $     --   $    --     $  --      $   --     $ --     $    --
     Amortization.......................        --        43        38           2       --          83
                                          --------   -------     -----      ------     ----     -------
  March 31, 2002........................        --        43        38           2       --          83
     Amortization.......................        --     1,172       (38)        145       64       1,343
                                          --------   -------     -----      ------     ----     -------
  March 31, 2003........................  $     --   $ 1,215     $  --      $  147     $ 64     $ 1,426
                                          ========   =======     =====      ======     ====     =======
Weighted average lives (in years).......               14.92                 15.00     3.00       14.86
                                                     =======                ======     ====     =======

     Amortization of other intangible assets is projected to be $1.4 million for the fiscal year ended March 31, 2004 and $1.3 million for each of the fiscal years ended March 31, 2005 through 2008.

(6)  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities for the years ended March 31, 2002 and 2003 consist of the following:

                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Compensation and benefits...................................  $ 2,032   $ 5,841
Transition fees.............................................       --     2,977
Partner fees................................................       --     1,027
Acquisition costs...........................................   17,298        --
Other.......................................................    1,125     1,633
                                                              -------   -------
                                                              $20,455   $11,478
                                                              =======   =======

(7)  LONG-TERM DEBT

     Long-term debt at March 31, 2002 and 2003 consisted of:

                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Borrowings under term note..................................  $30,000   $22,000
  Less current portion......................................    8,000    10,000
                                                              -------   -------
Long-term debt..............................................  $22,000   $12,000
                                                              =======   =======

     In connection with the acquisitions of The Frick Company and the GM Unemployment Compensation Business, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the

                       TALX CORPORATION AND SUBSIDIARIES
final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow. The Revolving Credit Facility also matures on February 27, 2005.

     The Term Loan and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans bore interest at the applicable eurodollar rate plus 2.25% and base rate loans bore interest at the applicable base rate plus 0.00%. Commencing March 28, 2003, the applicable margin for eurodollar rate loans varies from 2.00% to 2.25%, and the applicable margin for base rate loans remains at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA. We may make prepayments under the Term Loan and Revolving Credit Facility without penalty. In addition, if William W. Canfield ceases serving as our chief executive officer during the first 24 months after closing, and we do not retain a substitute satisfactory to the Lenders within 120 days, then we are required to repay all outstanding loans (Term Loan and Revolving Credit Facility).

     The Loan Agreement is secured by security interests in substantially all the assets of us and of our three subsidiaries (Ti3, Garcia and Frick), the guarantees of our three subsidiaries, and a pledge of the stock of each of those subsidiaries.

     The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the The Frick Company and the GM Unemployment Compensation Business. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of $2.5 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

     On January 27, 2003, we entered into an amendment to the Loan Agreement. Our wholly-owned subsidiaries, James E. Frick, Inc., Garcia Acquisition Sub, Inc. and Ti3, Inc., consented to the amendment as guarantors. Among other things, the amendment modified the minimum EBITDA covenant for the fiscal quarters ending March 31, 2003, June 30, 2003 and September 30, 2003 contained in the Loan Agreement. In addition, we obtained from the Lenders a waiver of our violation of the minimum EBITDA covenant for the quarter ended December 31, 2002. At March 31, 2003, we believe we were in material compliance with all financial covenants under the Loan Agreement.

     At March 31, 2003 our outstanding borrowings carried an interest rate of 3.54%.

     Scheduled minimum long-term debt repayments are $10 million and $12 million in fiscal years 2004 and 2005, respectively. Payments are due in equal quarterly amounts. We may accelerate credit facility repayments, depending on available operating cash flow.

                       TALX CORPORATION AND SUBSIDIARIES

(8)  DERIVATIVE FINANCIAL INSTRUMENT

     On March 27, 2002, we entered into the Term Loan which accrues interest based upon certain LIBOR indexes and will amortize over three years with a maturity of February 27, 2005. As a condition of the Term Loan Agreement, we were required to enter into a hedge contract for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our term loan. The notional amount of our interest rate swap contract steps down according to the same schedule as our term loan, maintaining a 50% hedged position. All payment dates and maturity dates are the same as our term loan. This strategy effectively converts 50% of our term loan into a fixed rate instrument.

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

     As of March 31, 2003, the fair value of the interest rate swap in the amount of $256,000 is included in accrued expenses and other liabilities. Interest expense accrued on the swap contract was $175,000 for the year ended March 31, 2003.

     We do not use financial instruments for trading or speculative purposes.

(9)  LEASES

     We have non-cancelable operating leases, primarily for office space and office equipment, that expire through fiscal 2009. Total rent expense for operating leases was $1,360,000, $1,494,000 and $5,021,000 in 2001, 2002 and
2003, respectively.

     Amortization expense associated with assets acquired under capital leases is included in total depreciation and amortization expense.

                       TALX CORPORATION AND SUBSIDIARIES

     The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of March 31, 2003.

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
Fiscal Year:
  2004......................................................   $131      $ 4,330
  2005......................................................     24        3,718
  2006......................................................     --        3,548
  2007......................................................     --        1,664
  2008......................................................     --          341
  Thereafter................................................     --          144
                                                               ----      -------
Total minimum lease payments................................    155      $13,745
                                                               ====      =======
  Less amount representing interest.........................      3
                                                               ----
Total present value of minimum capital lease payments.......    152
  Less current portion......................................    130
                                                               ----
Long-term capital lease obligations.........................   $ 22
                                                               ====

(10)  INCOME TAXES

     Income tax expense consists of the following:

                                                                    MARCH 31,
                                                            -------------------------
                                                             2001      2002     2003
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Current:
  Federal.................................................  $ 3,006   $2,412   $2,214
  State and local.........................................      644      840      406
Deferred:
  Federal.................................................   (1,786)    (705)   4,476
  State and local.........................................     (383)    (245)     818
                                                            -------   ------   ------
     Income tax expense before discontinued operations....    1,481    2,302    7,914
Discontinued operations...................................       24       --       --
                                                            -------   ------   ------
     Total income tax expense.............................  $ 1,505   $2,302   $7,914
                                                            =======   ======   ======

                       TALX CORPORATION AND SUBSIDIARIES

     Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings from continuing operations before income tax expense as a result of the following:

                                                                    MARCH 31,
                                                             ------------------------
                                                              2001     2002     2003
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Computed "expected" tax expense............................  $1,244   $2,119   $7,025
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of federal income tax
     benefit...............................................     172      394      807
  Travel and entertainment.................................      53       54       66
  Tax exempt interest......................................      --     (302)      --
  Other, net...............................................      12       37       16
                                                             ------   ------   ------
                                                             $1,481   $2,302   $7,914
                                                             ======   ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and 2003 are presented below:

                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $    54   $   184
  Intellectual property settlement..........................      551        --
  Restructuring charges.....................................       --        54
  Accrual for compensated absences..........................       94       337
  Deferred revenue..........................................    2,365        --
  Net operating loss carryforwards..........................      542       228
  Differences in depreciation and amortization..............      635       424
                                                              -------   -------
     Total deferred tax assets..............................    4,241     1,227
                                                              -------   -------
Deferred tax liabilities:
  Differences in capitalized software development cost
     methods................................................   (1,256)   (1,389)
  Differences in intangible asset amortization methods......     (193)   (2,554)
  Differences in expense recognition methods................     (215)     (100)
                                                              -------   -------
     Total deferred tax liabilities.........................   (1,664)   (4,043)
                                                              -------   -------
     Net deferred tax assets (liabilities)..................  $ 2,577   $(2,816)
                                                              =======   =======

     A net operating loss carryforward of approximately $600,000 is available to offset consolidated future taxable earnings, subject to certain restrictions. This net operating loss carryforward was acquired as part of our 2002 acquisitions.

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the

                       TALX CORPORATION AND SUBSIDIARIES
deferred tax assets are deductible, management believes it is more likely than not we will realize the benefits of these deductible differences.

(11)  RESTRUCTURING AND OTHER CHARGE

     During the quarter ended September 30, 2001, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the statement of earnings and $240,000 and $139,000 is reflected in accrued expenses on the balance sheet as of March 31, 2002 and 2003, respectively. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of goods sold on the statement of earnings for the year ended March 31, 2002.

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

     TALX has adopted a stock option plan for outside directors that provides for the issuance of a maximum of 145,200 shares of common stock. Options are granted in the amount of 2,500 shares each to outside directors at prices not less than fair market value as of the date of the grant, which is April 1 of each year. The options vest one year from the date of grant. Options outstanding amount to 54,568 and 53,676 at March 31, 2002 and 2003, respectively.

                       TALX CORPORATION AND SUBSIDIARIES

     Activity under the plans for the three years ended March 31, 2003 is as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at March 31, 2000...............................  1,097,038        3.43
  Granted...................................................    321,303        8.51
  Cancelled.................................................    (56,858)       5.35
  Exercised.................................................   (229,075)       2.56
                                                              ---------
Outstanding at March 31, 2001...............................  1,132,408        4.98
  Granted...................................................    446,502       23.25
  Cancelled.................................................     (6,029)      17.16
  Exercised.................................................   (175,038)       4.03
                                                              ---------
Outstanding at March 31, 2002...............................  1,397,843       10.88
  Granted...................................................    507,375       16.31
  Cancelled.................................................   (133,928)      12.77
  Exercised.................................................   (170,992)       3.96
                                                              ---------
Outstanding at March 31, 2003...............................  1,600,298       13.18
                                                              =========

                                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                       ---------------------------------------   --------------------
                                                   WEIGHTED AVERAGE   WEIGHTED               WEIGHTED
                                                      REMAINING       AVERAGE                AVERAGE
                                       NUMBER OF   CONTRACTUAL LIFE   EXERCISE   NUMBER OF   EXERCISE
       RANGE OF EXERCISE PRICE          SHARES         (YEARS)         PRICE      SHARES      PRICE
       -----------------------         ---------   ----------------   --------   ---------   --------
$ 0.00- 3.12.........................    191,651         4.3           $ 2.78     131,379     $ 2.72
  3.12- 6.23.........................    274,168         5.9             4.20     165,424       4.14
  6.23- 9.35.........................    227,710         7.1             8.30      83,575       8.29
  9.35-12.46.........................     40,892         7.1            11.27      10,892      10.47
 12.46-15.58.........................      1,000         9.5            14.02          --         --
 15.58-18.69.........................    489,625         9.0            16.63       6,000      16.90
 18.69-21.81.........................     10,325         8.3            19.91       3,330      19.73
 21.81-24.92.........................    243,926         7.9            22.90      57,585      22.86
 24.92-28.04.........................    110,001         8.1            25.20      22,000      25.20
 28.04-31.15.........................     11,000         8.3            31.15       2,200      31.15
                                       ---------                                  -------
                                       1,600,298                                  482,385
                                       =========                                  =======

     In May 1999, we entered into an agreement with a third party, under which they provide us with strategic advisory services, including in connection with our acquisition of Ti3. Pursuant to that agreement, we issued them warrants to purchase a total of 45,375 shares of our common stock at an exercise price of $4.82 per share. All 45,375 warrants are outstanding and exercisable at March 31, 2003.

     During fiscal 1997, shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP), which was amended in 1998 and 2000 and amended and restated in 2001. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Of the 907,500 shares of common stock shares reserved for the ESPP, there were 464,106 shares remaining at March 31, 2003.

                       TALX CORPORATION AND SUBSIDIARIES

     In November 2000, our board of directors authorized us to repurchase up to 400,000 shares of our stock in the open market, or through privately negotiated transactions over the following two-year period. In November 2001, this plan was extended to November 2004, and the number of shares was increased to one million. Under this plan, we repurchased 311,000 shares during the year ended March 31, 2003. Cumulative shares repurchased under this plan amount to 608,500. Share amounts are reported on a pre-dividend basis. On September 5, 2002, our board of directors approved a new stock repurchase plan, authorizing us to repurchase up to one million shares during the 36 month period ending September 30, 2005, subject to market conditions and other factors. As of March 31, 2003, 175,000 shares have been repurchased under this plan. Except for the 409,231 shares remaining in the treasury at March 31, 2003, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

     During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. Dividends of $0.08, $0.12 and $0.13 per share were declared and dividends of $0.05, $0.12 and $0.12 per share were paid to shareholders during fiscal years 2001, 2002 and 2003, respectively. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition and such other factors as the board may deem relevant.

(13)  BUSINESS SEGMENTS

     FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. Prior to our acquisitions in March 2002, we only had one reportable segment. Effective March 27, 2003, we had two reportable segments: Payroll-Based Services and Software and Unemployment Cost Management Services.

     Payroll-Based Services and Software:  This segment includes the following:

     - The Work Number Services -- The Work Number(R), W-2 eXpress(SM), ePayroll and FasTime(R);

     - Human Resources and Benefits Application Services; and

     - Customer Premises Systems and Related Maintenance and Support

     Unemployment Cost Management Services: This segment includes our UC eXpress(SM) services suite.

     For the year ended March 31, 2002, we allocated goodwill and intangible assets to the appropriate segments. All interest income and expense, debt and executive overhead expenses were included in the Payroll-Based Services and Software segment.

     For the year ended March 31, 2003, the following items are not reported on an operating segment basis (and are included in the following table in the column entitled "Unallocated") because they are not considered in the performance evaluation by our chief operating decision-maker, our chairman and
CEO:

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

     - Intangible asset amortization expense; and

     - Executive overhead expenses

                       TALX CORPORATION AND SUBSIDIARIES

     Summarized financial information concerning our reportable operating segments are shown in the following table for the periods indicated:

                                   PAYROLL-BASED   UNEMPLOYMENT COST
                                   SERVICES AND       MANAGEMENT
                                     SOFTWARE          SERVICES        UNALLOCATED    TOTAL
                                   -------------   -----------------   -----------   --------
                                                         (IN THOUSANDS)
MARCH 31, 2001
Revenues.........................     $39,013          $     --         $     --     $ 39,013
Income from operations...........       3,060                --               --        3,060
Total assets.....................      33,434                --               --       33,434
Depreciation and amortization....       4,615                --               --        4,615
Capital expenditures.............       1,819                --               --        1,819

MARCH 31, 2002
Revenues.........................     $43,704          $    848         $     --     $ 44,552
Income from operations...........       4,514               154               --        4,668
Total assets.....................      52,103           127,635               --      179,738
Depreciation and amortization....       3,801               110               --        3,911
Capital expenditures.............       1,606                --               --        1,606

MARCH 31, 2003
Revenues.........................     $51,085          $ 74,645               --     $125,730
Income from operations...........      16,018            12,806           (6,805)      22,019
Total assets.....................      10,038            38,772          123,919      172,729
Depreciation and amortization....       3,942             3,020            1,344        8,306
Capital expenditures.............       2,134             2,382               --        4,516

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

     The results of operations for the database business for the year ended March 31, 2001 included a gain on disposal of $61,000, income taxes of $24,000 and net earnings of $36,000. There were no results of operations for the years ended March 31, 2002 and 2003. As of March 31, 2001, 2002 and 2003 there were no assets or liabilities related to the database business on the balance sheets.

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

                       TALX CORPORATION AND SUBSIDIARIES

These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

(16)  EMPLOYEE BENEFIT PLAN

     We sponsor a profit-sharing/401(k) plan. The plan covers substantially all of our employees. We make contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. Total expense under the plan for the years ended March 31, 2001, 2002 and 2003 was $305,000, $322,000 and
$762,000, respectively.

(17)  COMMITMENTS AND CONTINGENCIES

     We are a defendant from time to time in lawsuits. Except to the extent described below, based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us.

     On December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of the Company, against the Company, certain of its executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford) (collectively, the "Individual Defendants"), and two underwriters (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.) in the Company's August 2001 secondary common stock offering ("Secondary Offering"). The case purportedly is brought on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 18, 2001 and October 1, 2001 ("Putative Class Period"), including as part of the Secondary Offering. The complaint alleges, among other things, that certain statements in the registration statement and prospectus for the Secondary Offering, as well as other statements made by the Company and/or the Individual Defendants during the Putative Class Period, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and the Individual Defendants, violations of Section 11 of the Securities Act of 1933 against the Company, the Individual Defendants and the underwriters, and violation of Section 15 of the Securities Act of 1933 against Mr. Canfield.

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

     On May 20, 2002, the Company and the Individual Defendants filed a motion to dismiss the lawsuits, and the underwriter defendants filed a separate motion to dismiss. On March 31, 2003, the Court granted defendants' motion in part, dismissing plaintiffs' claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, without prejudice. The Court granted plaintiffs sixty additional days to file an

                       TALX CORPORATION AND SUBSIDIARIES
amended consolidated complaint, and defendants sixty days thereafter to respond to the amended complaint. No amended complaint has been filed to date.

     We believe the plaintiffs' claims are without merit and intend to defend vigorously against them. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

     As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen, related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of the restatement as disclosed on our Form 10-K/A for the year ended March 31, 2002. The remedies the Commission may consider include an injunction against us and the individuals and, if appropriate, an officer and director bar and disgorgement and civil money penalties against the individuals. The Company and the individuals have filed separate written responses to the Wells letter setting forth the reasons why the proposed enforcement action should not be instituted by the Commission.

     As described above, we have filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed below, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

     As of the date hereof, the SEC is investigating our accounting for certain items, including those which were the subject of the restatement. At this time, we cannot predict whether or not any additional regulatory investigation related to this restatement or any other matter will be commenced, or if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

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

     Our directors and officers liability insurance carriers have received notice of the consolidated litigation and SEC investigation.

                       TALX CORPORATION AND SUBSIDIARIES

     Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of this type are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

(18)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for interest totaled $0, $0 and $1.3 million for the years ended March 31, 2001, 2002 and 2003, respectively. Cash paid during the year for income taxes totaled $2.7 million, $1.0 million and $2.5 million for the years ended March 31, 2001, 2002 and 2003, respectively.

(19)  RELATED PARTY TRANSACTION

     James W. Canfield, the son of our Chairman, President and Chief Executive Officer, is employed in a non-executive position with our Company as the manager of ePayroll business development. Mr. Canfield has a current annual salary of $95,000 and is eligible for a bonus of approximately $19,000 based upon certain performance goals. This bonus can decrease or increase based on the percentage achievement of these performance goals. Mr. Canfield is also eligible annually for an award of 2,500 stock options. Both the bonus and stock option awards are granted under standard corporate compensation plans and are consistent with payments made to managers at Mr. Canfield's level. For fiscal 2003, Mr. Canfield received $91,350 in salary, $12,800 in bonus, and 2,500 stock options for his services to the Company.

(20)  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     During 2001, we changed our method of accounting for certain service transactions in the Human Resources and Benefits Application Services and The Work Number Services revenue lines to be in accordance with Staff Accounting Bulletin (SAB) No. 101. We also considered recent guidance from the SEC staff concerning the accounting for these types of service transactions. This guidance requires revenues to be recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period. Previously, we had consistently recorded revenues as services were provided. We have retroactively adopted SAB 101 as of April 1, 2000, and have recorded a cumulative effect adjustment of $1.7 million, net of tax of $1.1 million, in fiscal 2001 to reflect the application of the new accounting. The cumulative effect adjustment was computed based on revenue of $2.9 million, and related commission expense of $175,000, initially recognized in 2000 and prior years that was delayed to 2001 and future periods under SAB 101.

(21)  SUBSEQUENT EVENT

     On April 22, 2003 we sold substantially all of the assets of our human resources and benefits application services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. The primary product of this line of services, the benefits enrollment business, provides a customized solution for clients' employees to enroll in an employer's benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or by telephone.

     The transaction is structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2 million and $6 million, with no minimum guaranteed amount. We will record cash received under the asset purchase agreement first to reduce the recorded value of net assets sold under the agreement and then to reflect gain on the sale of the business. In connection with the sale, we will provide Workscape, Inc., for agreed upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated. Workscape, Inc. has hired all of the employees related to the benefits enrollment business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company is contained under the caption "Nominees and Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Equity Compensation Plan Information," "Shareholder Approved Equity Compensation," "Non-Shareholder Approved Equity Compensation," "Employment Agreements" and "Director Compensation" included in the Proxy Statement for the 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management and related stockholder matters is contained under the captions "Shareholder Approved Equity Compensation," "Non-shareholder Approved Equity Compensation," "Common Stock Ownership of Directors, Nominees, and Officers," "Common Stock Ownership of Certain Beneficial Owners," and "Equity Compensation Plan Information" included in the Proxy Statement for the 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Party Transactions" included in the Proxy Statement for the 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Annual Report. Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

     It should be noted that while our management, including the Chairman, President and Chief Executive Officer and the Chief Financial Officer, believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                We agree to furnish to the Securities and Exchange Commission a copy of any long-term debt instruments for which the total amount of securities authorized thereunder does not exceed 10% of the total assets of us and our subsidiaries on a consolidated basis.

     (b) Reports on Form 8-K

          Current Report on Form 8-K filed by the Company on January 31, 2003, furnishing a press release issued by the Company to announce third quarter results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TALX CORPORATION

                                          By:    /s/ WILLIAM W. CANFIELD
                                            ------------------------------------
                                               Chairman, President and Chief
                                                          Executive
                                                Officer (Principal Executive
                                                           Officer)

May 22, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





       /s/ WILLIAM W. CANFIELD           Chairman, President, Chief Executive    May 22, 2003
--------------------------------------     Officer and Director (Principal
         William W. Canfield                      Executive Officer)




         /s/ L. KEITH GRAVES              Chief Financial Officer (Principal     May 22, 2003
--------------------------------------     Financial Officer and Principal
           L. Keith Graves                       Accounting Officer)




         /s/ RICHARD F. FORD                           Director                  May 22, 2003
--------------------------------------
           Richard F. Ford




         /s/ TONY G. HOLCOMBE                          Director                  May 22, 2003
--------------------------------------
           Tony G. Holcombe




         /s/ CRAIG E. LABARGE                          Director                  May 22, 2003
--------------------------------------
           Craig E. LaBarge




         /s/ EUGENE M. TOOMBS                          Director                  May 22, 2003
--------------------------------------
           Eugene M. Toombs




         /s/ M. STEVE YOAKUM                           Director                  May 22, 2003
--------------------------------------
           M. Steve Yoakum

                 CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

I, William W. Canfield, certify that:

     1. I have reviewed this annual report on Form 10-K of TALX Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:    /s/ WILLIAM W. CANFIELD
                                            ------------------------------------
                                                    William W. Canfield
                                               Chairman, President and Chief
                                                      Executive Officer
                                                      TALX Corporation

May 22, 2003

                 CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER

I, L. Keith Graves, certify that:

     1. I have reviewed this annual report on Form 10-K of TALX Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ L. KEITH GRAVES
                                            ------------------------------------
                                                      L. Keith Graves
                                                  Chief Financial Officer
                                                      TALX Corporation

May 22, 2003

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    2.1        Asset Purchase Agreement between Gates, McDonald & Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.1 to our Current
               Report on Form 8-K filed April 2, 2002+
    2.2        Escrow Agreement by and among Garcia Acquisition Sub, Inc.,
               Gates, McDonald & Company and LaSalle Bank National
               Association dated as of March 27, 2002, incorporated by
               reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 2, 2002
    2.3        Acquisition Agreement by and among the James E. Frick Profit
               Sharing and Employee Stock Ownership Plan and the principal holders of options to acquire capital stock of James E.
               Frick, Inc. and TALX Corporation dated as of March 27, 2002, incorporated by reference to Exhibit 2.3 to our Current
               Report on Form 8-K filed April 2, 2002+
    2.4        Escrow Agreement by and among TALX Corporation, Falcon, LLC and UMB Bank, N.A. dated as of March 27, 2002, incorporated by reference to Exhibit 2.4 to our Current Report on Form
               8-K filed April 2, 2002
    2.5        Lease Services Agreement by and between Gates, McDonald &
               Company and Garcia Acquisition Sub, Inc. dated as of March
               27, 2002, incorporated by reference to Exhibit 2.5 to our
               Current Report on Form 8-K filed April 2, 2002
    2.6        Employee Services Agreement by and between Nationwide Mutual
               Insurance Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed April 2, 2002
    2.7        Master Transition Services Agreement by and between Gates,
               McDonald & Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed April 2, 2002
    2.8        Intellectual Property License Agreement by and between
               Gates, McDonald & Company and Garcia Acquisition Sub, Inc.
               dated as of March 27, 2002, incorporated by reference to
               Exhibit 2.8 to our Current Report on Form 8-K filed April 2,
               2002
    3.1        Restated Articles of Incorporation of TALX Corporation, as
               amended, incorporated by reference to Exhibit 3.1 to our
               Annual Report on Form 10-K for the year ended March 31, 1997
               (File No. 000-21465)
    3.2        Bylaws of TALX Corporation, incorporated by reference to
               Exhibit 3.2 to our Quarterly Report on Form 10-Q for the
               period ended December 31, 2001 (File No. 000-21465)
    4.1        See Exhibit 3.1
    4.2        Warrant Agreement dated as of October 22, 1996 among TALX
               Corporation, First Albany Corporation and Principal
               Financial Securities, Inc., incorporated by reference to
               Exhibit 4.2 to our Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-21465)
   10.1        Form of Incentive Stock Option Agreement, incorporated by
               reference to Exhibit 10.2 to our Registration Statement on
               Form S-1 (File No. 333-10969)++
   10.2        TALX Corporation Amended and Restated 1994 Stock Option
               Plan, incorporated by reference to Exhibit 10.2 to our
               Registration Statement on Form S-1 (File No. 333-10969) ++
   10.3        Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-10969)++
   10.4        TALX Corporation Outside Directors' Stock Option Plan,
               incorporated by reference to Exhibit 10.6 to our
               Registration Statement on Form S-1 (File No. 333-10969)++
   10.4.1      Amendment to TALX Corporation Outside Directors' Stock
               Option Plan, incorporated by reference to Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended March 31,
               2001 (File No. 000-21465) ++
   10.5        Form of Director Stock Option Agreement, incorporated by
               reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-21465) ++

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
   10.6        Lease dated March 28, 1996 by and between TALX Corporation and Stephen C. Murphy, Thomas W. Holley, Arthur S. Margulis
               and Samuel B. Murphy, Trustee of the Samuel B. Murphy
               Revocable Living Trust UTA 1/9/91, dba "Adie Road
               Partnership," incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-10969)
   10.7        Lease dated August 23, 1993 by and between Prudential
               Insurance Company of America, a New Jersey corporation and
               EKI Incorporated, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1
               (File No. 333-10969)
   10.8        Amended and Restated Preferred Stock Purchase Agreement
               dated December 23, 1988 among TALX Corporation, MiTek
               Industries, Inc., Intech Group, Inc., Gateway Venture,
               Zinsmeyer Trusts Partnership, and Missouri Venture Partners,
               L.P., incorporated by reference to Exhibit 10.13 to
               Amendment No. 1 to our Registration Statement on Form S-1
               (File No. 333-10969)
   10.9        Securities Purchase Agreement dated November 28, 1990 among
               TALX Corporation, MiTek Industries, Inc., Intech Group,
               Inc., Gateway Venture Partners II, L.P. and Zinsmeyer Trusts
               Partnership, incorporated by reference to Exhibit 10.14 to
               Amendment No. 1 to our Registration Statement on Form S-1
               (File No. 333-10969)
   10.10       Amendment and Waiver Agreement dated as of July 28, 1996
               between TALX Corporation, Intech Group, Inc., Intech
               Partners, L.P., MiTek Industries, Inc., Gateway Venture
               Partners II, L.P., Zinsmeyer Trusts Partnership and the
               Missouri State Employee's Retirement System, incorporated by reference to Exhibit 10.15 to our Registration Statement on
               Form S-1 (File No. 333-10969)
   10.11       Debenture Purchase Agreement dated May 11, 1990 among TALX
               Corporation, Intech Group, Inc., MiTek Industries, Inc.,
               Gateway Venture Partners II, L.P., Zinsmeyer Trusts
               Partnership, H. Richard and Gloria Grodsky, W. Gary and
               Debra Lowe, Michael and Della Smith and John E. and Janet B.
               Tubbesing, incorporated by reference to Exhibit 10.19 to our
               Registration Statement on Form S-1 (File No. 333-10969)
   10.12       Employment Agreement between TALX Corporation and Mr.
               Canfield, incorporated by reference to Exhibit 10.21 to
               Amendment No. 2 to our Registration Statement on Form S-1
               (File No. 333-10969) ++
   10.13       Employment Agreement between TALX Corporation and Mr. Smith, incorporated by reference to Exhibit 10.23 to Amendment No.
               2 to our Registration Statement on Form S-1 (File No.
               333-10969) ++
   10.14       Employment Agreement between TALX Corporation and Mr. Cohen, incorporated by reference to Exhibit 10.14 to our Annual
               Report on Form 10-K filed July 1, 2002 ++
   10.15       License Agreement by and between A2D, L.P. and TALX
               Corporation, dated as of April 1, 2001, incorporated by
               reference to exhibit 10.26 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465) *
   10.16       Loan Agreement among LaSalle Bank National Association,
               Southwest Bank of St. Louis and TALX Corporation dated as of
               March 27, 2002, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2002+
   10.17       Security Agreement executed and delivered by TALX
               Corporation in favor of LaSalle Bank National Association
               dated as of March 27, 2002, incorporated by reference to
               Exhibit 10.2 to our Current Report on Form 8-K filed April
               2, 2002
   10.18       Security Agreement executed and delivered by Ti3, Inc. in
               favor of LaSalle Bank National Association dated as of March
               27, 2002, incorporated by reference to Exhibit 10.3 to our
               Current Report on Form 8-K filed April 2, 2002
   10.19       Security Agreement executed and delivered by Garcia
               Acquisition Sub, Inc. in favor of LaSalle Bank National
               Association dated as of March 27, 2002, incorporated by
               reference to Exhibit 10.4 to our Current Report on Form 8-K filed April 2, 2002
   10.20       Security Agreement executed and delivered by James E. Frick,
               Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed April 2, 2002
   10.21       Collateral Assignment of Asset Purchase Agreement executed and delivered by Garcia Acquisition Sub, Inc. in favor of
               LaSalle Bank National Association dated as of March 27,
               2002, incorporated by reference to Exhibit 10.6 to our
               Current Report on Form 8-K filed April 2, 2002

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
   10.22       Collateral Assignment of Asset Purchase Agreement executed and delivered by TALX Corporation in favor of LaSalle Bank
               National Association dated as of March 27, 2002,
               incorporated by reference to Exhibit 10.7 to our Current
               Report on Form 8-K filed April 2, 2002
   10.23       Stock Pledge of Ti3 Stock executed and delivered by TALX
               Corporation in favor of LaSalle Bank National Association
               dated as of March 27, 2002, incorporated by reference to
               Exhibit 10.8 to our Current Report on Form 8-K filed April
               2, 2002
   10.24       Stock Pledge of Garcia Stock executed and delivered by TALX
               Corporation in favor of LaSalle Bank National Association
               dated as of March 27, 2002, incorporated by reference to
               Exhibit 10.9 to our Current Report on Form 8-K filed April
               2, 2002
   10.25       Stock Pledge of Frick Stock executed and delivered by TALX
               Corporation in favor of LaSalle Bank National Association
               dated as of March 27, 2002, incorporated by reference to
               Exhibit 10.10 to our Current Report on Form 8-K filed April
               2, 2002
   10.26       Guaranty executed and delivered by Ti3, Inc. in favor of
               LaSalle Bank National Association dated as of March 27,
               2002, incorporated by reference to Exhibit 10.11 to our
               Current Report on Form 8-K filed April 2, 2002
   10.27       Guaranty executed and delivered by Garcia Acquisition Sub,
               Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit
               10.12 to our Current Report on Form 8-K filed April 2, 2002
   10.28       Guaranty executed and delivered by James E. Frick, Inc. in favor of LaSalle Bank National Association dated as of March
               27, 2002, incorporated by reference to Exhibit 10.13 to our
               Current Report on Form 8-K filed April 2, 2002
   10.29       Form of Warrant to Purchase Common Stock dated as of May 7,
               1999 issued by TALX Corporation to AGE Investments, Inc.,
               incorporated by reference to Exhibit 10.1 to our
               Registration Statement on Form S-3 (File No. 333-63690)
   10.30       First Amendment to Loan Agreement, among LaSalle Bank
               National Association, Southwest Bank of St. Louis and TALX
               Corporation dated as of July 29, 2002.
   10.31       Second Amendment to Loan Agreement, among LaSalle Bank
               National Association, Southwest Bank of St. Louis and TALX
               Corporation dated as of January 27, 2003, incorporated by
               reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended December 31, 2002 (File No. 000-21465)
   10.32       Employment Agreement between TALX Corporation and Mr.
               Graves++
   11.1        Statement regarding computation of Per Share Earnings
   21.1        Subsidiaries of TALX Corporation, incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed July
               1, 2002
   23.1        Consent of KPMG LLP
   99.1        Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
   99.2        Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

---------------

 + TALX Corporation undertakes to furnish supplementally a copy of any schedule to the Securities Exchange Commission upon request.

++ Represents management contract or compensatory plan or arrangement.

 * Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.