Form 10-Q
period 2003-06-30
TALX CORP
filed 2003-08-01
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). [X]Yes    [ ]No

As of August 1, 2003 there were 13,518,209 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Company.

Exhibit Index is on page 29.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2003 and June 30, 2003...........................   3

             Consolidated Statements of Earnings for the Three Months Ended June 30, 2002 and 2003........   4

             Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2003......   5

             Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................  26

Item 4.   Controls and Procedures.........................................................................  26



                            PART II - OTHER INFORMATION
                            ---------------------------

Item 1.   Legal Proceedings...............................................................................  27

Item 2.   Changes in Securities and Use of Proceeds.......................................................  27

Item 3.   Defaults Upon Senior Securities.................................................................  27

Item 4.   Submission of Matters to a Vote of Securities Holders...........................................  27

Item 5.   Other Information...............................................................................  27

Item 6.   Exhibits and Reports on Form 8-K................................................................  27

Signatures     ...........................................................................................  28

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                  MARCH 31,         JUNE 30,
                                                                                    2003              2003
                                                                                  ---------         ---------
                                                                                                   (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $   9,409         $   2,930
    Short term investments                                                             --               2,275
    Accounts receivables, net                                                        18,082            16,694
    Work in progress, less progress billings                                          1,091             1,644
    Prepaid expenses and other current assets                                         4,122             4,828
    Deferred tax assets, net                                                            556               592
                                                                                  ---------         ---------
       Total current assets                                                          33,260            28,963
Property and equipment, net                                                          10,315             9,477
Capitalized software development costs, net                                           3,804             2,449
Goodwill                                                                            105,469           105,563
Other intangibles, net                                                               18,450            18,110
Net assets of business held for sale                                                   --                 429
Other assets                                                                          1,431             1,371
                                                                                  ---------         ---------
                                                                                  $ 172,729         $ 166,362
                                                                                  =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $   1,560         $   1,533
    Accrued expenses and other liabilities                                           11,478            10,190
    Dividends payable                                                                   542               538
    Current portion of capitalized lease obligations                                    130                96
    Current portion of long term debt                                                10,000            10,500
    Income taxes payable                                                                482               987
    Deferred revenue                                                                  7,537             3,026
                                                                                  ---------         ---------
       Total current liabilities                                                     31,729            26,870
Deferred tax liabilities, net                                                         3,372             3,867
Capitalized lease obligations                                                            22                18
Long term debt                                                                       12,000             9,000
Other long term liabilities                                                           2,508             2,530
                                                                                  ---------         ---------
       Total liabilities                                                             49,631            42,285
                                                                                  ---------         ---------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
       no shares issued or outstanding at March 31, 2003 and June 30, 2003             --                --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,948,542 shares at March 31, 2003
       and June 30, 2003                                                                140               140
    Additional paid-in capital                                                      162,773           162,801
    Accumulated deficit                                                             (34,806)          (32,784)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of tax of $99
            at March 31, 2003 and $111 at June 30, 2003                                (158)             (176)
    Treasury stock, at cost, 409,231 shares at March 31, 2003 and
       465,166 shares at June 30, 2003                                               (4,851)           (5,904)
                                                                                  ---------         ---------
          Total shareholders' equity                                                123,098           124,077
                                                                                  ---------         ---------
                                                                                  $ 172,729         $ 166,362
                                                                                  =========         =========


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------------
                                                                   2002                 2003
                                                               ------------         ------------
Revenues:
    The Work Number services                                   $      7,617         $     10,943
    Unemployment cost management services                            18,039               18,183
    Customer premises systems                                           587                 --
    Maintenance and support                                             933                1,053
                                                               ------------         ------------
       Total revenues                                                27,176               30,179
                                                               ------------         ------------
Cost of revenues:
    The Work Number services                                          2,815                3,333
    Unemployment cost management services                             9,260                9,723
    Customer premises systems                                           339                 --
    Maintenance and support                                             196                  332
                                                               ------------         ------------
       Total cost of revenues                                        12,610               13,388
                                                               ------------         ------------
       Gross margin                                                  14,566               16,791
                                                               ------------         ------------
Operating expenses:
    Selling and marketing                                             4,726                6,029
    General and administrative                                        5,855                6,017
                                                               ------------         ------------
       Total operating expenses                                      10,581               12,046
                                                               ------------         ------------
       Operating income                                               3,985                4,745
                                                               ------------         ------------
Other income (expense), net:
    Interest income                                                      24                   23
    Interest expense                                                   (355)                (295)
    Other, net                                                         --                      3
                                                               ------------         ------------
       Total other income (expense), net                               (331)                (269)
                                                               ------------         ------------
       Earnings from continuing operations before
          income tax expense                                          3,654                4,476
Income tax expense                                                    1,406                1,723
                                                               ------------         ------------
       Earnings from continuing operations                            2,248                2,753
Discontinued operations:
    Earnings (loss) from discontinued operations, net
       of income taxes                                                 (173)                  80
                                                               ------------         ------------
Net earnings                                                   $      2,075         $      2,833
                                                               ============         ============


Basic earnings (loss) per share:
    Continuing operations                                      $       0.16         $       0.20
    Discontinued operations                                           (0.01)                0.01
                                                               ------------         ------------
       Net earnings                                            $       0.15         $       0.21
                                                               ============         ============

Diluted earnings (loss) per share
    Continuing operations                                      $       0.15         $       0.20
    Discontinued operations                                           (0.01)                --
                                                               ------------         ------------
       Net earnings                                            $       0.14         $       0.20
                                                               ============         ============


Weighted average number of shares outstanding - basic            13,862,717           13,507,758
                                                               ============         ============
Weighted average number of shares outstanding - diluted          14,399,979           14,023,878
                                                               ============         ============


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                               2002             2003
                                                                             --------         --------
Cash flows from operating activities:
    Net earnings                                                             $  2,075         $  2,833
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                         1,977            2,036
          Deferred taxes                                                          268              459
          Net assets of business held for sale                                   --               (123)
          Change in assets and liabilities, excluding those acquired:
             Trade receivables                                                  1,007            1,388
             Work in progress, less progress billings                              93           (1,052)
             Prepaid expenses and other current assets                           (451)            (600)
             Other assets                                                           8               (2)
             Accounts payable                                                      (2)             (27)
             Accrued expenses and other liabilities                               559           (1,510)
             Income taxes payable                                                 395              517
             Deferred revenue                                                   1,113             (883)
             Other noncurrent liabilities                                          25               22
                                                                             --------         --------
                Net cash provided by operating activities                       7,067            3,058
                                                                             --------         --------
Cash flows from investing activities:
    Additions to property and equipment                                        (1,566)          (1,023)
    Acquisitions, net of cash received                                        (15,101)            --
    Deposit associated with acquisition                                          --             (1,596)
    Purchases of short-term investments                                          --             (3,975)
    Sales of short-term investments                                              --              1,700
    Capitalized software development costs                                       (484)            (266)
                                                                             --------         --------
                Net cash used in investing activities                         (17,151)          (5,160)
                                                                             --------         --------
Cash flows from financing activities:
    Issuance of common stock                                                      736              498
    Purchases of treasury stock                                                  --             (1,795)
    Repayments of capitalized lease obligations                                   (39)             (38)
    Repayments of long term debt                                               (2,000)          (2,500)
    Dividends paid                                                               (413)            (542)
                                                                             --------         --------
                Net cash used in financing activities                          (1,716)          (4,377)
                                                                             --------         --------
                Net decrease in cash and cash equivalents                     (11,800)          (6,479)
Cash and cash equivalents at beginning of period                               21,431            9,409
                                                                             --------         --------
Cash and cash equivalents at end of period                                   $  9,631         $  2,930
                                                                             ========         ========


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2003 was obtained from our audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2003.

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

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2002 and 2003 was $2.0 million and $2.8 million, respectively. The difference between comprehensive income and net income for the three months ended June 30, 2002 and 2003 arose from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $641,000 and $796,000 for the three months ended June 30, 2002 and 2003, respectively. Cash paid for interest totaled $333,000 and $259,000 for the three months ended June 30, 2002 and 2003, respectively.

We declared a $0.04 per share cash dividend, totaling $538,000, on May 22, 2003. The dividend was payable July 18, 2003 to shareholders of record on June 20, 2003.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

Effective April 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2002 and determined that no impairment existed.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes goodwill and other intangible asset activity for the three months ended June 30, 2003 (dollars in thousands).

                                                             OTHER INTANGIBLE ASSETS
                                                --------------------------------------------------
                                                  CUSTOMER      CUSTOMER       NON-
                                      GOODWILL  RELATIONSHIPS   RECORDS      COMPETE       TOTAL
                                      --------  -------------   --------     --------     --------
GROSS CARRYING VALUES:
   March 31, 2003                     $105,469     $ 17,583     $  2,184     $    109     $ 19,876
     Incremental acquisition                94         --           --           --           --
                                      --------     --------     --------     --------     --------
   June 30, 2003                      $105,563     $ 17,583     $  2,184     $    109     $ 19,876
                                      ========     ========     ========     ========     ========

ACCUMULATED AMORTIZATION:
   March 31, 2003                     $   --       $  1,215     $    147     $     64     $  1,426
     Amortization                         --            295           36            9          340
                                      --------     --------     --------     --------     --------
   June 30, 2003                      $   --       $  1,510     $    183     $     73     $  1,766
                                      ========     ========     ========     ========     ========

Weighted average lives (in years)                     14.92        15.00         3.00        14.86
                                                   ========     ========     ========     ========

Amortization of other intangible assets was $340,000 for the three months ended June 30, 2003 and is currently projected to be $1.4 million for the fiscal year ended March 31, 2004 and $1.3 million for each of the fiscal years ended March 31, 2005 through 2008.

NOTE 6 - LONG-TERM DEBT

In connection with the acquisitions of The Frick Company and the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow, as defined, unless certain tests are met. The Revolving Credit Facility also matures on February 27, 2005.

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

The Loan Agreement is secured by security interests in substantially all the assets of us and of our two subsidiaries (Ti3 and TALX UCM Services, Inc.), the guarantees of our two subsidiaries, and a pledge of the stock of each of those subsidiaries.

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

On July 31, 2003 we entered into an amendment to the Loan Agreement, effective June 30, 2003. Our wholly-owned subsidiaries, TALX UCM Services, Inc. and Ti3, Inc., consented to the amendment as guarantors. Among other things, the amendment increased the amount of dividends we are permitted to make during any fiscal year and modified the minimum EBITDA covenant for the quarters ended June 30, 2003 through the maturity of the Loan Agreement. The amendment further modified the definition of excess cash flow such that treasury stock repurchases are included as a fixed charge in the calculation of excess cash flow, as defined, which required us to pay to the Lenders $3.25 million by July 31, 2003. At June 30, 2003, we believe we were in material compliance with all covenants under the Loan Agreement, after giving effect to the amendment.

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

As of June 30, 2003, the fair value of the interest rate swap in the amount of $287,000 is included in accrued expenses and other liabilities.

We do not use financial instruments for trading or speculative purposes.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - BUSINESS SEGMENTS

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. During our prior fiscal year, we had identified two reportable segments: Payroll-Based Services and Software (which included The Work Number Services, Human Resources and Benefits Application Services and Customer Premises Systems and the related Maintenance and Support) and Unemployment Cost Management Services (which included our UC eXpress(SM) services suite).

Effective April 1, 2003, we consolidated our sales and services team into regional territories. Each territory is responsible for selling all services, and we no longer have any teams or individuals dedicated to just one service offering. Further, management does not evaluate any of our businesses on a regional basis, other than sales team performance. Additionally, we consolidated all back-office general and administrative groups by function, as opposed to service line. Therefore, effective April 1, 2003, management has determined that we have only one reportable segment.

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

On May 20, 2002, the Company and the Individual Defendants filed a motion to dismiss the lawsuits, and the underwriter defendants filed a separate motion to dismiss. On March 31, 2003, the Court granted defendants' motion

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


in part, dismissing plaintiffs' claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, without prejudice. The Court granted plaintiffs sixty additional days to file an amended consolidated complaint, and defendants sixty days thereafter to respond to the amended complaint.

On May 29, 2003, plaintiffs in the several pending securities lawsuits filed an Amended Consolidated Complaint ("Amended Complaint"). The Amended Complaint amends the original Complaint by adding allegations pertaining to our December 2002 restatement of financials and expanding the Putative Class Period to include all persons who purchased or otherwise acquired shares of our common stock between April 25, 2001 and November 14, 2002 ("Amended Putative Class Period"). The Amended Complaint alleges, among other things, that certain statements in the registration statement and prospectus for our August 2001 secondary common stock offering, as well as other statements made by us and/or the Individual Defendants during the Amended Putative Class Period, were materially false and misleading because we capitalized instead of expensed $1.6 million related to a patent technology license agreement executed in March 2001; expensed approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001; improperly recognized revenue and expenses during the Amended Putative Class Period; and miscalculated diluted earnings per share during the Amended Putative Class Period. All of these matters were the subject of our 2002 restatement of financials described in our Form 10-K/A for the year ended March 31, 2002. The Amended Complaint also alleges, as did the original Complaint, that we did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The Amended Complaint seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper. On July 30, 2003, the defendants filed a motion to dismiss the Amended Complaint.

We intend to defend vigorously against the plaintiffs' claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

As previously reported, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen, related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of the restatement as disclosed on our Form 10-K/A for the year ended March 31, 2002. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against the individuals. The Company and the individuals have filed separate written responses to the Wells letter setting forth the reasons why the proposed enforcement action should not be instituted by the Commission.

As previously reported, we have restated our financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, plaintiffs who have filed lawsuits against us previously have amended their complaints to include claims related to this restatement, as described above. We cannot predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described above in
Note 6, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed above or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

As required under our articles of incorporation, we are obligated to indemnify and advance expenses of each of the Individual Defendants, as officers and/or directors of the Company to the fullest extent permitted by Missouri law, in connection with the above matters, subject to their obligations to repay amounts advanced under certain circumstances. Stifel, Nicolaus & Company and A.G. Edwards & Sons, Inc. have made demands on the Company to indemnify and advance expenses to them in connection with these matters.

Our directors' and officers' liability insurance carriers have received notice of the consolidated litigation and SEC investigation.

Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of these types are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

NOTE 10 - DISCONTINUED OPERATIONS

On April 21, 2003, the board of directors granted management the authority to dispose of the human resources and benefits application services business. Accordingly, it was determined that this business met the requirements to be presented as a discontinued operation.

On April 22, 2003 we transferred substantially all of the assets of our human resources and benefits application services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. The primary product of this line of services, the benefits enrollment business, provides a customized solution for clients' employees to enroll in an employer's benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or by telephone. Workscape, Inc. has hired all of the employees related to the benefits enrollment business.

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2 million and $6 million, with no minimum guaranteed amount.

All assets and liabilities of this business, both the portion of the business transferred under contract (approximately 90%) and the portion remaining to be sold, along with related transaction costs, have been recorded on our consolidated balance sheet as net assets of business held for sale. We will record cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

In connection with the transfer, we will provide Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated.

The historical results of operations for this business have been reclassified to earnings (loss) from discontinued operations on our consolidated statement of earnings.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The following represents the net assets of business held for sale at June 30, 2003, in thousands:

                       DESCRIPTION                                   AMOUNT
                       -----------                                 ---------
         Work in progress, less progress billings................  $     499
         Prepaid expenses and other current assets...............      1,710
         Property and equipment, net.............................        633
         Capitalized software development costs, net.............      1,215
         Deferred revenue........................................     (3,628)
                                                                   ---------
                                                                   $     429
                                                                   =========

NOTE 11 - SUBSEQUENT EVENT

On June 30, 2003 we announced the acquisition of Johnson & Associates, L.L.C., an Omaha, Nebraska-based company specializing in unemployment cost management ("UCM") and employment tax credit administration services. We funded the acquisition on June 30, 2003, and the effective date was July 1, 2003. Johnson & Associates has annual revenues of approximately $1.5 million.

In addition to its UCM services, Johnson & Associates provides employment tax credit services, which we have not previously provided. This service allows clients to take advantage of federal tax incentive programs for hiring individuals who have traditionally faced difficulties in securing employment. We intend to cross-sell this complementary service into our existing client base.

Operations of this business will be included in our unemployment cost management services business, as part of UC eXpress. Cash paid for this transaction is recorded on our consolidated balance sheet as of June 30, 2003 in prepaid expenses and other current assets.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


You should read this discussion together with the financial statements and other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2003.

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

With the market's acceptance of our outsourced delivery method, in 1998, we began to de-emphasize sales of customer premises systems, and in 2000 discontinued sales to new clients; however, we still have a base of clients for whom we continue to provide maintenance and technical support services as well as software and hardware upgrades. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005.

On April 22, 2003 we transferred substantially all of the assets of our human resources and benefits application services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. The primary product of this line of services, the benefits enrollment business, provides a customized solution for clients' employees to enroll in an employer's benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or by telephone. Workscape, Inc. has hired all of the employees related to the benefits enrollment business.

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2 million and $6 million, with no minimum guaranteed amount.

All assets and liabilities of this business, both the portion of the business transferred under contract (approximately 90%) and the portion remaining to be sold, along with related transaction costs, have been recorded on our consolidated balance sheet as net assets of business held for sale. We will record cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

In connection with the transfer, we will provide Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated.

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

ePayroll. ePayroll is another outsourcing service that we offer to existing clients of The Work Number and other large employers. ePayroll is a suite of payroll self-service applications that enable employees, via the Internet or by telephone, to receive pay statement information, access current and historical payroll information, review and change direct deposit account information and maintain their federal W-4 forms.

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

     HUMAN RESOURCES AND BENEFITS APPLICATION SERVICES

As discussed above, on April 22, 2003 we transferred substantially all of the assets of our human resources and benefits application services business, retaining certain contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned prior to the end of fiscal 2004.

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

     CUSTOMER PREMISES SYSTEMS AND RELATED MAINTENANCE AND SUPPORT

From the early 1980s until 1993, we offered our products and services exclusively through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 1993 we began to deliver benefits enrollment services as an application services provider. In 1998 we began to de-emphasize sales of customer premises systems, and in 2000 we discontinued sales to new customers. We provide system enhancements to these customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005.

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

We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for customization services of customer premises systems which are outside of our standard maintenance agreements are recognized by the completed contract method. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period.

Deferred revenue represents the unearned portion of The Work Number setup fees, UC eXpress and maintenance fees. Commissions are paid based upon successful efforts and are deferred and expensed over the related service period.

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

Effective April 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2002 and determined that no impairment existed.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2003 which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth, cash flows and anticipated improvements in gross margin and general and administrative expense as a percentage of revenues of the unemployment cost management business. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:

     (1) the risks associated with pending litigation, investigations, and possible future proceedings as a result of our recent financial statement restatement;
     (2) the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities;
     (3) risks related to our ability to increase the size and range of applications for The Work Number database and successfully market current and future services;
     (4) risks associated with our ability to maintain the accuracy and confidentiality of our clients' employee data;
     (5) the risk that our revenues from The Work Number may fluctuate due to changes in the level of residential mortgage activity and interest rates;
     (6) our ability to prevent breach of confidentiality as we initiate large-scale processing of verifications;
     (7) risks relating to the dependence of the market for The Work Number on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability could be significantly harmed if those requirements were relaxed;
     (8) risks associated with future challenges regarding applicability of the Fair Credit Reporting Act or any new privacy legislation or interpretation of existing laws;
     (9) risks associated with changes in economic conditions or unemployment compensation laws;
     (10) the risk of interruption of our computer network and telephone operations; and
     (11) the risk of discontinuance of 900 number telephone service.

See Item 1 "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2003, for a more detailed description of these and other risk factors. You should read this report and the risk factors in our Annual Report on Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:


                                                                    THREE MONTHS       PERCENTAGE CHANGE
                                                                   ENDED JUNE 30,         THREE MONTHS
                                                             -------------------------   ENDED JUNE 30,
                                                               2002             2003     2003 OVER 2002
                                                             ---------       --------- -----------------
                                                               (Dollars in thousands)
REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services                                  $   7,617       $  10,943       43.7%
   Unemployment cost management services                        18,039          18,183        0.8
   Customer premises systems                                       587            --            *
   Maintenance and support                                         933           1,053       12.9
                                                             ---------       ---------
     Total revenues                                          $  27,176       $  30,179       11.1
                                                             =========       =========
Gross margin:
   The Work Number services                                  $   4,802       $   7,610       58.5%
   Unemployment cost management services                         8,779           8,460       (3.6)
   Customer premises systems                                       248            --            *
   Maintenance and support                                         737             721       (2.2)
                                                             ---------       ---------
     Total gross margin                                      $  14,566       $  16,791       15.3
                                                             =========       =========

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services                                          63.0%           69.5%
Unemployment cost management services                             48.7            46.5
Customer premises systems                                         42.2              --
Maintenance and support                                           79.0            68.5

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services                                       28.0%           36.3%      43.7%
   Unemployment cost management services                          66.4            60.3        0.8
   Customer premises systems                                       2.2              --          *
   Maintenance and support                                         3.4             3.4       12.9
                                                             ---------       ---------
     Total revenues                                              100.0           100.0       11.1
Cost of revenues                                                  46.4            44.4        6.2
                                                             ---------       ---------
Gross margin                                                      53.6            55.6       15.3
                                                             ---------       ---------
Operating expenses:
   Selling and marketing                                          17.4            20.0       27.6
   General and administrative                                     21.5            19.9        2.8
                                                             ---------       ---------
     Total operating expenses                                     38.9            39.9       13.8
                                                             ---------       ---------
Operating income                                                  14.7            15.7       19.1
Other income (expense), net                                       (1.3)           (0.9)     (18.7)
                                                             ---------       ---------
   Earnings from continuing operations before income tax          13.4            14.8       22.5
Income tax expense                                                 5.2             5.7       22.5
                                                             ---------       ---------
     Earnings from continuing operations                           8.2             9.1       22.5
Earnings (loss) from discontinued operations, net of tax          (0.6)            0.3          *
                                                             ---------       ---------
Net earnings                                                       7.6%            9.4%      36.5%
                                                             =========       =========

* - not meaningful.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues. Total revenues increased 11.1% to $30.2 million in the first quarter of fiscal 2004 from $27.2 million in the first quarter of fiscal 2003.

Revenues from The Work Number services increased 43.7% to $10.9 million in the first quarter of fiscal 2004 from $7.6 million in the first quarter of fiscal 2003, due primarily to an increase in transaction volume from marketing efforts directed to verifiers and employers, partially offset by lower average transaction fees due to the increase in transactions from users with volume pricing discounts. Also, we experienced increased transaction volumes due to an increase in the number of clients and related employment records in the database.

Revenues from unemployment cost management services increased 0.8% to $18.2 million in the first quarter of fiscal 2004 from $18.0 million in the first quarter of fiscal 2003, due primarily to new clients added during the current quarter, offset by the loss of some smaller clients last year as we instituted certain minimum pricing policies.

Revenues from customer premises systems decreased to $0 in the first quarter of fiscal 2004 from $587,000 in the first quarter of fiscal 2003. We are no longer selling these systems.

Revenues from maintenance and support increased 12.9% to $1.1 million in the first quarter of 2004 from $933,000 in the first quarter of fiscal 2003 due to additional revenue generated through services provided to clients that were outside of our standard maintenance agreements. This increase was partially offset by lower standard maintenance revenues caused by a shrinking client base. We anticipate revenues will decrease over time from current quarter levels as our installed base continues to shrink as supported systems approach the end of their life cycle.

Gross Margin. Gross margin increased 15.3% to $16.8 million in the first quarter of fiscal 2004 from $14.6 million in the first quarter of fiscal 2003. As a percentage of total revenues, gross margin increased to 55.6% in the first quarter of fiscal 2004 from 53.6% in the first quarter of fiscal 2003.

The Work Number services gross margin increased 58.5% to $7.6 million, or 69.5% of corresponding revenue, in the first quarter of fiscal 2004 from $4.8 million, or 63.0% of corresponding revenue, in the first quarter of fiscal 2003. The increase in gross margin and gross margin percentage was due primarily to revenue increases and improved leveraging of our operational infrastructure. Additionally, more transactions were performed over the internet, which has a lower transaction cost compared to transactions performed through our 900 or 800 telephone services.

Unemployment cost management services gross margin decreased 3.6% to $8.5 million, or 46.5% of corresponding revenue, in the first quarter of fiscal 2004 from $8.8 million, or 48.7% of corresponding revenue, in the first quarter of fiscal 2003. This decrease in gross margin and gross margin percentage is due primarily to costs related to our efforts to consolidate the UCeXpress operational infrastructure. We believe that certain of these costs are temporary, although continuing into the second fiscal quarter. During the last half of the fiscal year, we expect to realize improvements in the gross margin percentage as we continue to consolidate the cost structure of the acquired businesses.

Customer premises systems gross margin decreased to $0 in the first quarter of fiscal 2004 from $248,000, or 42.2% of corresponding revenue, in the first quarter of fiscal 2003. We are no longer selling these systems.

Maintenance and support gross margin decreased 2.2% to $721,000, or 68.5% of corresponding revenue, in the first quarter of fiscal 2004, from $737,000, or 79.0% of corresponding revenue, in the first quarter of fiscal 2003. The decrease in gross margin and gross margin percentage is due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Also, we incurred additional personnel costs related to providing additional services outside of our standard maintenance agreement.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling and Marketing Expenses. Selling and marketing expenses increased 27.6% to $6.0 million in the first quarter of fiscal 2004 from $4.7 million in the first quarter of fiscal 2003. As a percentage of revenues, such expenses increased to 20.0% in the first quarter of fiscal 2004 from 17.4% in the first quarter of fiscal 2003. These increases are due to increased costs related to our recent reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in the first quarter of fiscal 2004 as we increased our efforts to market to high volume verifiers of the The Work Number database. We expect to see selling and marketing expenses, as a percentage of revenues, decrease slightly from current levels throughout the year as we continue to consolidate the sales and service teams.

General and Administrative Expenses. General and administrative expenses increased 2.8% to $6.0 million in the first quarter of fiscal 2004 from $5.9 million in the first quarter of fiscal 2003. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 19.9% in the first quarter of fiscal 2004 from 21.5% in the first quarter of fiscal 2003. This decrease is due primarily to improved leveraging of personnel and infrastructure costs. Also, we experienced cost savings as we consolidated certain back office functions related to our acquisitions from March 2002.

Other Income (Expense), Net. Other income (expense), net decreased to $269,000 of other expense in the first quarter of fiscal 2004 from $331,000 of other expense in the first quarter of fiscal 2003, due to a lower level of outstanding borrowings throughout the current period compared to the year-ago period.

Income Tax Expense. Our effective income tax rate was 38.5% in the first quarter of fiscal 2004 and 2003.

Earnings (Loss) From Discontinued Operations, Net of Income Taxes. The loss of $173,000 for the first quarter of fiscal 2003 represents the net loss realized during the period for our human resource and benefits application services business. The majority of this business was sold April 22, 2003. The remainder of the business is currently held for sale. We anticipate that this remaining business will be disposed of within the next 12 months. We realized net earnings of $80,000 for the first quarter of fiscal 2004 related to the operations of the remaining business.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operations, except as described below.

Net cash provided by operating activities was $3.1 million in the first quarter of fiscal 2004, compared to $7.1 million in the first quarter of fiscal 2003. This change from the comparable period was primarily due to our significant payment of current liabilities in the first quarter of fiscal 2004, the largest being our payment of accrued incentive compensation related to year end fiscal 2003.

Additionally, during the quarter, we used cash to retire debt, repurchase stock, acquire a small unemployment cost management company, invest in infrastructure and pay a quarterly dividend.

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

Our working capital was $1.5 million at March 31, 2003 and $2.1 million at June 30, 2003. Total working capital increased during the three months ended June 30, 2003 due principally to the sale of our human resource and benefits application services business, which had net negative working capital at March 31, 2003. Based on cash and cash equivalents on hand, together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

Our accounts receivable decreased from $18.1 million at March 31, 2003 to $16.7 million at June 30, 2003, due primarily to a higher level of billings during the last quarter of fiscal 2003 compared to the first quarter of fiscal 2004.

Our capital expenditures were $1.0 million during the three months ended June 30, 2003. These capital expenditures were principally for computer equipment and integrating the operational infrastructure for our unemployment cost management services business. At June 30, 2003, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


capital expenditures to increase during the next 15 to 21 months, as we continue to integrate the operations of our acquisitions.

In September 5, 2002, our board of directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions, during the 36 month period ending September 30, 2005, subject to market conditions and other factors. As of June 30, 2003, 306,211 shares have been repurchased under this plan, including 131,211 shares repurchased during the three month period ended June 30, 2003 for $1.8 million. Except for the 465,166 shares remaining in the treasury at June 30, 2003, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

During the first quarter of fiscal 2004, we continued our quarterly dividend program, declaring a $0.04 per share cash dividend, totaling $538,000, on May 22, 2003. The dividend was payable July 18, 2003 to shareholders of record on June 20, 2003.

In connection with the acquisitions of The Frick Company and the GM Unemployment Compensation Business, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow, as defined, unless certain tests are met. We made our first excess cash flow principal payment of $3.3 million during our second quarter of fiscal 2004. The Revolving Credit Facility also matures on February 27, 2005.

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

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of the The Frick Company and the GM Unemployment Compensation Business. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, and to finance certain permitted acquisitions. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in excess of $3.0 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders and the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

On July 31, 2003 we entered into an amendment to the Loan Agreement, effective June 30, 2003. Our wholly-owned subsidiaries, TALX UCM Services, Inc. and Ti3, Inc., consented to the amendment as guarantors. Among other things, the amendment increased the amount of dividends we are permitted to make during any fiscal year and modified the minimum EBITDA covenant for the quarters ended June 30, 2003 through the maturity of the Loan Agreement. The amendment further modified the definition of excess cash flow such that treasury stock repurchases are included as a fixed charge in the calculation of excess cash flow, as defined, which required us to pay to the Lenders $3.25 million by July 31, 2003. At June 30, 2003, we believe we were in material compliance with all covenants under the Loan Agreement, after giving effect to the amendment.

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

As of June 30, 2003, the fair value of the interest rate swap in the amount of $287,000 is included in accrued expenses and other liabilities.

We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

We are cooperating with a pending SEC investigation and are a defendant in pending lawsuits which are described in note 9 of our Notes to Consolidated Financial Statements.

As previously reported, we restated our financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, plaintiffs who have filed lawsuits against us previously have amended their complaints to include claims related to this restatement. We cannot predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully above under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed above or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of these types are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

                        TALX CORPORATION AND SUBSIDIARIES
                             PART I - ITEMS 3 AND 4
         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND
                             CONTROLS AND PROCEDURES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, our Term Loan and advances under our Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans bore interest at the applicable eurodollar rate plus 2.25% and base rate loans will bear interest at the applicable base rate. After that, the applicable margin for eurodollar rate loans varies from 2.00% to 2.25%, and the applicable margin for base rate loans remains at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA.

As of June 30, 2003, we had $19.5 million principal outstanding on our term loan, of which $9.75 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $97,500 change to our annual interest expense, based on net variable borrowings of $9.75 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including our Chairman, President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that while our management, including the Chairman, President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information contained in Notes 9 and of our Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index.

     (b) Reports on Form 8-K

         (i) On May 7, 2003, we filed a Current Report on Form 8-K furnishing, under Items 7 and 9, our results of operations for the fiscal year ended March 31, 2003 and guidance for revenues and earnings per share for fiscal year 2004.

         (ii) On April 24, 2003, we filed a Current Report on Form 8-K furnishing, under Items 7 and 9, information concerning the sale of our outsourced benefits enrollment business.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TALX CORPORATION


Date:   August 1, 2003                   By:    /s/ WILLIAM W. CANFIELD
                                                --------------------------------
                                                      William W. Canfield
                                                    Chairman, President and
                                                    Chief Executive Officer
                                                 (Principal Executive Officer)

Date:   August 1, 2003                   By:    /s/ L. KEITH GRAVES
                                                --------------------------------
                                                       L. Keith Graves
                                                  Chief Financial Officer and
                                                      Assistant Secretary
                                                   (Principal Financial and
                                                       Accounting Officer)

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

   10.1           Employment Agreement between TALX Corporation and
                  Mr. Hoffmann +

   10.2           Third Amendment to Loan Agreement, among LaSalle Bank
                  National Association, Southwest Bank of St. Louis and TALX
                  Corporation effective as of June 30, 2003.

   11             Computation of Earnings (Loss) Per Share

   31.1           Chief Executive Officer Certification pursuant to
                  Rule 13a-14(a) under the Securities Exchange Act of 1934.

   31.2           Chief Financial Officer Certification pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

   32.1           Chief Executive Officer Certification pursuant to
                  Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

   32.2           Chief Financial Officer Certification pursuant to
                  Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.







-----------
+  Represents management contract or compensatory plan or arrangement