Form 10-Q
period 2003-09-30
TALX CORP
filed 2003-10-31
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2003 or

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

(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

     1850 BORMAN COURT, ST. LOUIS, MO                              63146

  (Address of principal executive offices)                       (Zip Code)

                                 (314) 214-7000

                             (Registrant's telephone
                          number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [x] Yes [ ]No

As of October 27, 2003 there were 13,565,319 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Company.

Exhibit Index is on page 31.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Consolidated Balance Sheets as of March 31, 2003 and September 30, 2003................   3

            Consolidated Statements of Earnings for the Three and Six Months Ended
            September 30, 2002 and 2003............................................................   4

            Consolidated Statements of Cash Flows for the Six Months Ended
            September 30, 2002 and 2003............................................................   5

            Notes to Consolidated Financial Statements.............................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................  28

Item 4.   Controls and Procedures..................................................................  28

                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................  29

Item 2.   Changes in Securities and Use of Proceeds................................................  29

Item 3.   Defaults Upon Senior Securities..........................................................  29

Item 4.   Submission of Matters to a Vote of Securities Holders....................................  29

Item 5.   Other Information........................................................................  29

Item 6.   Exhibits and Reports on Form 8-K.........................................................  29

Signatures     ....................................................................................  30

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                MARCH 31,       SEPTEMBER 30,
                                                                                  2003              2003
                                                                              -------------     -------------
                                                                                                 (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                   $       9,409     $       3,654
  Short term investments                                                                  -             2,275
  Accounts receivable, net                                                           18,082            16,558
  Work in progress, less progress billings                                            1,091             1,054
  Prepaid expenses and other current assets                                           4,122             3,164
  Deferred tax assets, net                                                              556               620
                                                                              -------------     -------------
    Total current assets                                                             33,260            27,325
Property and equipment, net                                                          10,315             9,524
Capitalized software development costs, net                                           3,804             2,330
Goodwill                                                                            105,469           106,624
Other intangibles, net                                                               18,450            18,107
Net assets of business held for sale                                                      -               475
Other assets                                                                          1,431             1,313
                                                                              -------------     -------------
                                                                              $     172,729     $     165,698
                                                                              =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $       1,560     $         933
  Accrued expenses and other current liabilities                                     11,478            11,801
  Dividends payable                                                                     542               676
  Current portion of capitalized lease obligations                                      130                35
  Current portion of long term debt                                                  10,000            11,000
  Income taxes payable                                                                  482               543
  Deferred revenue                                                                    7,537             3,605
                                                                              -------------     -------------
    Total current liabilities                                                        31,729            28,593
Deferred tax liabilities, net                                                         3,372             4,369
Capitalized lease obligations, less current portion                                      22                 -
Long term debt, less current portion                                                 12,000             2,753
Other non-current liabilities                                                         2,508             2,553
                                                                              -------------     -------------
    Total liabilities                                                                49,631            38,268
                                                                              -------------     -------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares and no
    shares issued or outstanding at March 31, 2003 and September 30, 2003                 -                 -
  Common stock, $.01 par value; authorized 30,000,000 shares, issued
    13,948,542 shares at March 31, 2003 and September 30, 2003                          140               140
  Additional paid-in capital                                                        162,773           162,930
  Accumulated deficit                                                               (34,806)          (30,348)
  Accumulated other comprehensive income:
    Unrealized loss on interest rate swap contract, net of tax of $99
      at March 31, 2003 and $65 at September 30, 2003                                  (158)             (103)
  Treasury stock, at cost, 409,231 shares at March 31, 2003 and
    402,906 shares at September 30, 2003                                             (4,851)           (5,189)
                                                                              -------------     -------------
     Total shareholders' equity                                                     123,098           127,430
                                                                              -------------     -------------
                                                                              $     172,729     $     165,698
                                                                              =============     =============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                               THREE MONTHS ENDED SEPT. 30,           SIX MONTHS ENDED SEPT. 30,
                                                            ---------------------------------     ---------------------------------
                                                                 2002               2003               2002               2003
                                                            --------------     --------------     --------------     --------------
Revenues:
  The Work Number services                                  $        8,573     $       11,627     $       16,189     $       22,570
  Unemployment cost management services                             17,939             18,701             35,978             36,885
  Customer premises systems                                            313                  -                900                  -
  Maintenance and support                                              916              1,198              1,849              2,251
                                                            --------------     --------------     --------------     --------------
    Total revenues                                                  27,741             31,526             54,916             61,706
                                                            --------------     --------------     --------------     --------------
Cost of revenues:
  The Work Number services                                           3,018              3,093              5,833              6,426
  Unemployment cost management services                              9,511             10,035             18,771             19,759
  Customer premises systems                                            237                  -                576                  -
  Maintenance and support                                              179                328                376                659
                                                            --------------     --------------     --------------     --------------
    Total cost of revenues                                          12,945             13,456             25,556             26,844
                                                            --------------     --------------     --------------     --------------
    Gross margin                                                    14,796             18,070             29,360             34,862
                                                            --------------     --------------     --------------     --------------
Operating expenses:
  Selling and marketing                                              4,160              5,894              8,883             11,924
  General and administrative                                         6,247              6,623             12,102             12,639
                                                            --------------     --------------     --------------     --------------
    Total operating expenses                                        10,407             12,517             20,985             24,563
                                                            --------------     --------------     --------------     --------------
    Operating income                                                 4,389              5,553              8,375             10,299
                                                            --------------     --------------     --------------     --------------
Other income (expense), net:
  Interest income                                                       31                 13                 55                 37
  Interest expense                                                    (409)              (239)              (765)              (534)
  Other, net                                                             -                  1                  -                  4
                                                            --------------     --------------     --------------     --------------
    Total other income (expense), net                                 (378)              (225)              (710)              (493)
                                                            --------------     --------------     --------------     --------------
    Earnings from continuing operations before
      income tax expense                                             4,011              5,328              7,665              9,806
Income tax expense                                                   1,534              2,078              2,940              3,800
                                                            --------------     --------------     --------------     --------------
    Earnings from continuing operations                              2,477              3,250              4,725              6,006
Discontinued operations:
  Earnings (loss) from discontinued operations, net
    of income taxes                                                      1                 22               (172)               100
                                                            --------------     --------------     --------------     --------------
Net earnings                                                $        2,478     $        3,272     $        4,553     $        6,106
                                                            ==============     ==============     ==============     ==============

Basic earnings (loss) per share:
  Continuing operations                                     $         0.18     $         0.24     $         0.34     $         0.44
  Discontinued operations                                             0.00               0.00              (0.01)              0.01
                                                            --------------     --------------     --------------     --------------
    Net earnings                                            $         0.18     $         0.24     $         0.33     $         0.45
                                                            ==============     ==============     ==============     ==============

Diluted earnings (loss) per share:
  Continuing operations                                     $         0.17     $         0.23     $         0.33     $         0.42
  Discontinued operations                                             0.00               0.00              (0.01)              0.01
                                                            --------------     --------------     --------------     --------------
    Net earnings                                            $         0.17     $         0.23     $         0.32     $         0.43
                                                            ==============     ==============     ==============     ==============

Weighted average number of shares outstanding - basic           13,787,004         13,528,326         13,824,861         13,518,042
                                                            ==============     ==============     ==============     ==============
Weighted average number of shares outstanding - diluted         14,237,195         14,300,567         14,318,587         14,162,222
                                                            ==============     ==============     ==============     ==============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                           SIX MONTHS ENDED SEPT. 30,
                                                                       ---------------------------------
                                                                            2002               2003
                                                                       --------------     --------------
Cash flows from operating activities:
  Net earnings                                                         $        4,553     $        6,106
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Depreciation and amortization                                            3,951              4,012
       Deferred taxes                                                             895                933
       Net assets of business held for sale                                         -               (101)
       Change in assets and liabilities, excluding those acquired:
         Accounts receivable, net                                                 529              1,690
         Work in progress, less progress billings                                 161               (462)
         Prepaid expenses and other current assets                               (640)              (428)
         Other assets                                                              11                 (3)
         Accounts payable                                                         268               (627)
         Accrued expenses and other current liabilities                         2,751                145
         Income taxes payable                                                    (435)                27
         Deferred revenue                                                       1,293               (306)
         Other non-current liabilities                                             49                 45
                                                                       --------------     --------------
           Net cash provided by operating activities                           13,386             11,031
                                                                       --------------     --------------
Cash flows from investing activities:
  Additions to property and equipment                                          (2,634)            (2,242)
  Acquisitions, net of cash received                                          (19,937)            (1,626)
  Purchases of short-term investments                                          (4,000)            (3,975)
  Proceeds from sale of short-term investments                                  4,000              1,700
  Capitalized software development costs                                         (948)              (501)
                                                                       --------------     --------------
           Net cash used in investing activities                              (23,519)            (6,644)
                                                                       --------------     --------------
Cash flows from financing activities:
  Issuance of common stock                                                      1,099              1,113
  Purchase of common stock                                                     (3,449)            (1,795)
  Repayments of capitalized lease obligations                                     (77)              (117)
  Repayments under long-term debt facility                                     (4,000)            (8,263)
  Dividends paid                                                                 (830)            (1,080)
                                                                       --------------     --------------
           Net cash used in financing activities                               (7,257)           (10,142)
                                                                       --------------     --------------
           Net decrease in cash and cash equivalents                          (17,390)            (5,755)
Cash and cash equivalents at beginning of period                               21,431              9,409
                                                                       --------------     --------------
Cash and cash equivalents at end of period                             $        4,041     $        3,654
                                                                       ==============     ==============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2003 was obtained from our audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2003.

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

                                                        THREE MONTHS ENDED SEPT. 30,           SIX MONTHS ENDED SEPT. 30,
                                                     ---------------------------------     ---------------------------------
                                                          2002               2003               2002               2003
                                                     --------------     --------------     --------------     --------------
BASIC EARNINGS (LOSS) PER SHARE:
Actual shares outstanding - beginning of period ..       13,942,553         13,948,542         13,909,714         13,948,542
Weighted average number of common shares issued,
  net of treasury stock ..........................         (155,549)          (420,216)           (84,853)          (430,500)
                                                     --------------     --------------     --------------     --------------
Weighted average number of common shares
  outstanding - end of period ....................       13,787,004         13,528,326         13,824,861         13,518,042
                                                     ==============     ==============     ==============     ==============

Net earnings (loss):
  Continuing operations ..........................   $    2,477,000     $    3,250,000     $    4,725,000     $    6,006,000
  Discontinued operations ........................            1,000             22,000           (172,000)           100,000
                                                     --------------     --------------     --------------     --------------
    Net earnings .................................   $    2,478,000     $    3,272,000     $    4,553,000     $    6,106,000
                                                     ==============     ==============     ==============     ==============

Basic earnings (loss) per common share:
  Continuing operations ..........................   $         0.18     $         0.24     $         0.34     $         0.44
  Discontinued operations ........................             0.00               0.00              (0.01)              0.01
                                                     --------------     --------------     --------------     --------------
    Net earnings .................................   $         0.18     $         0.24     $         0.33     $         0.45
                                                     ==============     ==============     ==============     ==============

DILUTED EARNINGS (LOSS) PER SHARE:
Actual shares outstanding - beginning of period ..       13,942,553         13,948,542         13,909,714         13,948,542
Weighted average number of common shares issued,
  net of treasury stock ..........................          294,642            352,025            408,873            213,680
                                                     --------------     --------------     --------------     --------------
Weighted average number of common shares
  outstanding - end of period ....................       14,237,195         14,300,567         14,318,587         14,162,222
                                                     ==============     ==============     ==============     ==============

Net earnings (loss):
  Continuing operations ..........................   $    2,477,000     $    3,250,000     $    4,725,000     $    6,006,000
  Discontinued operations ........................            1,000             22,000           (172,000)           100,000
                                                     --------------     --------------     --------------     --------------
    Net earnings .................................   $    2,478,000     $    3,272,000     $    4,553,000     $    6,106,000
                                                     ==============     ==============     ==============     ==============

Basic earnings (loss) per common share:
  Continuing operations ..........................   $         0.17     $         0.23     $         0.33     $         0.42
  Discontinued operations ........................             0.00               0.00              (0.01)              0.01
                                                     --------------     --------------     --------------     --------------
    Net earnings .................................   $         0.17     $         0.23     $         0.32     $         0.43
                                                     ==============     ==============     ==============     ==============

NOTE 3 - RECLASSIFICATIONS

Certain balances as of March 31, 2003 have been reclassified to conform with the current period presentation.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2002 and 2003 was $2.3 million and $3.3 million, respectively, and for the six months ended September 30, 2002 and 2003 was $4.3 million and $6.2 million, respectively. The difference between comprehensive income and net income arose from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $2.5 million and $2.9 million for the six months ended September 30, 2002 and 2003, respectively. Cash paid for interest totaled $708,000 and $467,000 for the six months ended September 30, 2002 and 2003, respectively.

We declared a $0.05 per share cash dividend, totaling $676,000, on September 4, 2003. The dividend was payable October 17, 2003 to shareholders of record on September 19, 2003.

NOTE 6 - ACQUISITION

On June 30, 2003 we announced the acquisition of Johnson & Associates, L.L.C., an Omaha, Nebraska-based company specializing in unemployment cost management ("UCM") and employment tax credit administration services. We funded the acquisition on June 30, 2003, and the effective date was July 1, 2003. As consideration for the acquisition, we paid $1.5 million in cash at closing, including transaction costs. We may make additional payments in cash to Johnson & Associates shareholders depending upon the acquired company's performance in the 12 months immediately following closing. Goodwill of $1.1 million resulting from this acquisition is not being amortized, but will be reviewed for impairment on an annual basis. We expect that the full amount of goodwill will be deductible for tax purposes. See also Note 7 below.

In addition to its UCM services, Johnson & Associates provides employment tax credit services, which we have not previously provided. This service allows clients to take advantage of federal tax incentive programs for hiring individuals who have traditionally faced difficulties in securing employment. We intend to cross-sell this complementary service into our existing client base.

Operations of this business are included in our unemployment cost management services revenue line and are marketed as part of UC eXpress.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

TALX acquired certain identifiable intangible assets in connection with the acquisitions of Ti3, Inc.; the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; James E. Frick, Inc., d/b/a The Frick Company; and Johnson & Associates. These assets were recorded in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations."

Effective April 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2002 and determined that no impairment existed. We anticipate future assessments will be conducted on an annual basis as of the end of our third fiscal quarter.

The following table summarizes goodwill and other intangible asset activity for the six months ended September 30, 2003 (dollars in thousands).

                                                                                      OTHER INTANGIBLE ASSETS
                                                                -------------------------------------------------------------------
                                                                  CUSTOMER          CUSTOMER            NON-
                                                 GOODWILL       RELATIONSHIPS        RECORDS           COMPETE            TOTAL
                                                 --------       -------------        -------           -------        -------------
GROSS CARRYING VALUES:
   March 31, 2003 .......................     $     105,469     $      17,583     $       2,184     $         109     $      19,876
    Additional acquisition costs ........                94                --                --                --                --
    Johnson & Associates acquisition ....             1,061               255                --               103               358
                                              -------------     -------------     -------------     -------------     -------------
   September 30, 2003 ...................     $     106,624     $      17,838     $       2,184     $         212     $      20,234
                                              =============     =============     =============     =============     =============

ACCUMULATED AMORTIZATION:
   March 31, 2003 .......................     $          --     $       1,215     $         147     $          64     $       1,426
    Amortization ........................                --               597                73                31               701
                                              -------------     -------------     -------------     -------------     -------------
   September 30, 2003 ...................     $          --     $       1,812     $         220     $          95     $       2,127
                                              =============     =============     =============     =============     =============

Weighted average lives (in years) .......                               14.85             15.00              2.51             14.74
                                                                =============     =============     =============     =============

Amortization of other intangible assets was $701,000 for the six months ended September 30, 2003 and is projected to be $1.4 million each of the fiscal years ended March 31, 2004 through 2008.

NOTE 8 - LONG-TERM DEBT

In connection with the acquisitions of The Frick Company and the GM Unemployment Compensation Business on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002 (as amended by that certain First Amendment to Loan Agreement dated as of July 29, 2002, as further amended by that certain Second Amendment to Loan Agreement dated as of January 27, 2003 and as further amended by that certain Third Amendment to Loan Agreement dated as of June 30, 2003 the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow, as defined, unless certain tests are met. We made an excess cash flow principal payment of $3.3 million during the first half of fiscal 2004. The Revolving Credit Facility also matures on February 27, 2005.

The Term Loan and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans bore interest at the applicable eurodollar rate plus 2.25% and base rate loans bore interest at the applicable base rate. Commencing March 28, 2003, the applicable margin for eurodollar rate loans varies from 1.75% to 2.25%, and the applicable margin for base rate loans remains at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA. We may make prepayments under the Term Loan and Revolving Credit Facility without penalty. In addition, if William W. Canfield ceases serving as our chief executive officer during the first 24 months after closing, and we do not retain a substitute satisfactory to the Lenders within 120 days, then we are required to repay all outstanding loan obligations (Term Loan and Revolving Credit Facility).

The Loan Agreement is secured by security interests in substantially all of the assets of our company and of our two wholly-owned subsidiaries, Ti3, Inc. and TALX UCM Services, Inc. (the "Subsidiaries"), the guarantees of the Subsidiaries, and a pledge of the stock of each of the Subsidiaries.

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of The Frick Company and the GM Unemployment Compensation Business. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, to finance certain permitted acquisitions and to finance treasury stock repurchases. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of $3.0 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

Most recently, we entered into a Third Amendment to Loan Agreement effective as of June 30, 2003 (the "Third Amendment"). The Subsidiaries consented to the Third Amendment, as guarantors. Among other things, the Third Amendment increased the amount of dividends we are permitted to make during any fiscal year, modified the eurodollar margins, modified the maximum ratio of total indebtedness to EBITDA and modified the minimum EBITDA covenant for the quarters ended June 30, 2003 through the maturity of the Loan Agreement. The Third Amendment further modified the definition of excess cash flow such that treasury stock repurchases are included as a fixed charge in the calculation of excess cash flow, as defined, which required us to pay to the Lenders $3.3 million by July 31, 2003. The Third Amendment further modified the definition of "Use of Proceeds" to clarify the permitted use of the Revolving Credit Facility for such treasury stock repurchases. Lastly, the Third Amendment increased the amount of purchase price and other expenses permitted to be incurred for certain acquisitions during any fiscal year. As of September 30, 2003, we believe we were in material compliance with all covenants under the Loan Agreement, after giving effect to the Third Amendment.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENT

On March 27, 2002, we entered into the Term Loan which accrues interest based upon certain LIBOR indexes and will amortize over three years with a maturity of February 27, 2005. As a condition of the Term Loan Agreement, we were required to enter into a hedge contract for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our term loan. The notional amount of our interest rate swap contract steps down according to the same schedule as our term loan. All payment dates and maturity dates are the same as our term loan. This strategy effectively converts a portion of our term loan into a fixed rate instrument.

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

As of September 30, 2003, the fair value of the interest rate swap in the amount of $168,000 is included in accrued expenses and other liabilities.

We do not use financial instruments for trading or speculative purposes.

NOTE 10 - STOCK-BASED COMPENSATION

We have historically accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation."

Since all of our options are granted with an option price equal to the market price at the time of grant, we have not recognized any stock-based employee compensation cost under our stock option plans. SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. Compensation cost is calculated under a straight line basis. The following table presents our net earnings and earnings per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the periods presented:

                                                                 THREE MONTHS ENDED SEPT 30,      SIX MONTHS ENDED SEPT 30,
                                                                 ---------------------------      -------------------------
                                                                    2002              2003          2002             2003
                                                                  --------          --------      --------         --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, as reported.....................................    $  2,478          $  3,272      $  4,553         $  6,106
Stock-based employee compensation cost, net of taxes..........          30                 2           683              368
                                                                  --------          --------      --------         --------
   Net earnings, pro forma....................................    $  2,448          $  3,270      $  3,870         $  5,738
                                                                  ========          ========      ========         ========

Basic earnings per share:
   As reported................................................    $   0.18          $   0.24      $   0.33         $   0.45
                                                                  ========          ========      ========         ========
   Pro forma..................................................    $   0.18          $   0.24      $   0.28         $   0.42
                                                                  ========          ========      ========         ========

Diluted earnings per share:
   As reported................................................    $   0.17          $   0.23      $   0.32         $   0.43
                                                                  ========          ========      ========         ========
   Pro forma..................................................    $   0.17          $   0.23      $   0.27         $   0.41
                                                                  ========          ========      ========         ========

The full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six to ten years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for the three and six month periods ended September 30, 2002 and September 30, 2003 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 80% for the three and six month periods ended September 30, 2002 and September 30, 2003; risk-free interest rate of 3.50% and 3.25% for the three and six month periods ended September 30, 2002 and September 30, 2003, respectively; expected life of 7.5 years for the three and six month periods ended September 30, 2002 and September 30, 2003, respectively; and an expected dividend yield of 1.20% and 0.80% for the three and six month periods ended September 30, 2002 and September 30, 2003, respectively.

NOTE 11 - BUSINESS SEGMENTS

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

On May 29, 2003, plaintiffs in the several pending securities lawsuits filed an Amended Consolidated Complaint ("Amended Complaint"). The Amended Complaint amends the original Complaint by adding allegations pertaining to our December 2002 restatement of financials and expanding the Putative Class Period to include all persons who purchased or otherwise acquired shares of our common stock between April 25, 2001 and November 14, 2002 ("Amended Putative Class Period"). The Amended Complaint alleges, among other things, that certain statements in the registration statement and prospectus for our August 2001 secondary common stock offering, as well as other statements made by us and/or the Individual Defendants during the Amended Putative Class Period, were materially false and misleading because we capitalized instead of expensed $1.6 million related to a patent technology license agreement executed in March 2001; expensed approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001; improperly recognized revenue and expenses during the Amended Putative Class Period; and miscalculated diluted earnings per share during the Amended Putative Class Period. All of these matters were the subject of our 2002 restatement of financials described in our Form 10-K/A for the year ended March 31, 2002. The Amended Complaint also alleges, as did the original Complaint, that we did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The Amended Complaint seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper. On July 30, 2003, the defendants filed a motion to dismiss the Amended Complaint. On September 26, 2003, plaintiffs filed their opposition to the motion to dismiss. The Court has not yet ruled on the motion.

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

As previously reported, we have restated our financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of the restatement, plaintiffs who have filed lawsuits against us previously have amended their complaints to include claims related to this restatement, as described above. We cannot predict the outcome of any such litigation at this time. Additionally, the lenders under the Loan Agreement, which is described above in Note 6, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatement discussed above or the SEC investigation discussed above or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

NOTE 13 - DISCONTINUED OPERATIONS

On April 21, 2003, the board of directors granted management the authority to dispose of the human resources and benefits application services business. Accordingly, it was determined that this business met the requirements to be presented as a discontinued operation.

On April 22, 2003 we transferred substantially all of the assets of our human resources and benefits application services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. The primary product of this line of services, the benefits enrollment business, provides a customized solution for clients' employees to enroll in an employer's benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or by telephone. Workscape, Inc. has hired all of the employees directly related to the benefits enrollment business.

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2 million and $6 million, with no minimum guaranteed amount. We have received $500,000 of principal and $56,000 of interest to date in connection with this transaction.

All assets and liabilities of this business, both the portion of the business transferred under contract (approximately 90%) and the portion remaining to be sold, along with related transaction costs, have been recorded on our consolidated balance sheet as net assets of business held for sale. We record cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

In connection with the transfer, we will provide Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated. These fees, offset by costs related to deliver the service, will be recorded first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

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

OVERVIEW

We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing human resources/payroll business process outsourcing. Our services enable mortgage lenders, pre-employment screening companies, employees, employers and other authorized users to obtain employee human resources and payroll information. We also allow employees to review and modify information in human resources and payroll management information systems without requiring employer assistance. Further, we provide unemployment insurance claims processing and unemployment tax planning and management services to a broad range of employers.

Our services use interactive web, interactive voice response, fax and other technologies and are designed to enhance service levels, improve productivity and reduce costs by automating historically labor intensive, paper-based processes and enabling users to perform self-service transactions. We typically serve large organizations, including approximately two-thirds of Fortune 500 companies and a number of federal, state and local government agencies.

From the early 1980s until 1993, we offered our products and services exclusively through licensed software specifically developed for each customer and installed at the customer's site. We refer to this as our "customer premises systems" business. In 1993, we began to deliver benefits enrollment and other human resource services on an outsourced basis, allowing clients to utilize applications and services over public or private networks without incurring the capital expenditures and maintenance responsibilities of operating such a system in-house. We also host many of our clients' databases at our facilities. In 1995, we introduced The Work Number, our leading outsourced service for employment and income verification.

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

On April 22, 2003 we transferred substantially all of the assets of our human resources and benefits application services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. The primary product of this line of services, the benefits enrollment business, provides a customized solution for clients' employees to enroll in an employer's benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or by telephone. Workscape, Inc. has hired all of the employees directly related to the benefits enrollment business.

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

SERVICES AND PRODUCTS

We provide services that enable both large and mid-size corporations, as well as government agencies, to outsource the performance of human resources/payroll business processes that would otherwise be performed by their own human resources or payroll departments. Our services use interactive web, interactive voice response, fax and other technologies to enable mortgage lenders, pre-employment screening companies, employees, employers and other authorized users to obtain employee human resources and payroll information, and allows employees and their managers to review and modify information in the human resources and payroll management information systems on a self-service basis. Our services and products fall within three general categories: The Work Number services, unemployment cost management services and customer premises systems, including related maintenance and support.

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

When an employer receives a request for income and employment data regarding an employee, the employer may direct the third-party verifier to our web site or to a telephone number. Using the Internet or a toll-free telephone number, verifiers who subscribe to our service can confirm the employee's employment status and income for the past three years. Non-subscribing verifiers can receive the same information through these methods using a credit card. Non-subscribing verifiers also have the option to use a 1-900 telephone number. We have been migrating verifiers away from the 1-900 telephone number and will discontinue this method by December 31, 2003. The Work Number is designed to ensure that access to an employee's income data is available only to verifiers who have been pre-authorized by the employee.

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

ePayroll. ePayroll is another outsourcing service that we offer to existing clients of The Work Number and other large employers. ePayroll is a suite of payroll self-service applications that enable employees, via the Internet or by telephone, to receive pay statement information, access current and historical payroll information, review and change direct deposit account information and maintain their federal W-4 forms. Additionally, during fiscal 2004, ePayroll has been expanded to allow employees to enroll in a paycard service. This service allows employees who are unable to maintain bank accounts to eliminate paper checks and receive their payroll through direct deposits to their paycard.

Employers that send us electronic transmissions of their employees' pay stubs and direct deposit data can reduce the amount of staff required to process routine employee payroll requests as well as reduce the cost to produce and distribute paper pay advices.

We charge ePayroll clients on a per-employee per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts. Revenue for the initial setup fees is recognized on a straight-line basis over the initial contract period, beginning with the date the client is live on our system. Per-employee per-month fees are recognized as revenue in the months billed. Paycard revenue is recognized on a monthly basis as transactions occur.

FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the Internet. For large employers, FasTime collects hours worked and exception time codes providing a user-friendly online approval and reporting for managers. FasTime is customized according to a company's business rules and processes. For the temporary staffing industry, FasTime provides a comprehensive, paperless system for time, expenses and availability, including manager approvals and the reporting and management tools for branch offices as well as automated notification of available jobs.

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

Following an employee separation, UC eXpress services respond to unemployment claims on behalf of our clients. This includes reviewing employment records to preserve the clients' rights as an employer. If an unemployment hearing is required, UC eXpress services include client conferences with UC eXpress hearing consultants or, in some cases, attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, the UC eXpress field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

UC eXpress also offers comprehensive employer tax services that encompass six service areas:

         -        unemployment tax services

         -        employment tax research and recovery

         -        unemployment tax planning

         -        tax registrations

         -        employment tax consulting (withholding and unemployment)

         - hiring tax credit consulting and administration (new service offering July 2003)

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

Following the acquisition of Johnson and Associates, which was effective July 1, 2003, our UC eXpress tax services offerings were expanded to include processing of the work opportunity ("WOTC") and welfare to work ("WtW") tax credits. These federal programs are designed to provide tax credit incentives to employers for hiring individuals who have traditionally faced difficulties in securing employment. Our services include assisting employers with integrating WOTC/WtW processing into the current hiring process as well as processing all necessary forms to identify all potential qualifiers for hiring tax credits.

We charge clients fees pursuant to multi-year contracts, generally billed monthly or quarterly. Most contracts allow for additional charges if transaction activity exceeds a certain threshold. Some unemployment tax planning contracts call for contingent fees based upon actual tax savings realized. Revenues from UC eXpress are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria, including our new hiring tax credit consulting and administration business, is recognized when those criteria are met.

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

         HUMAN RESOURCES AND BENEFITS APPLICATION SERVICES

As discussed above, on April 22, 2003 we transferred substantially all of the assets of our human resources and benefits application services business, retaining certain contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned within the next 12 months.

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

Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria, including our new hiring tax credit consulting and administration business, is recognized when those criteria are met.

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

INTANGIBLE ASSET VALUATIONS: TALX acquired certain identifiable intangible assets in connection with the acquisitions of Ti3, Inc., the GM Unemployment Compensation Business, The Frick Company and Johnson and Associates. These assets were recorded in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations".

Effective April 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2002 and determined that no impairment existed. We anticipate future assessments will be conducted on an annual basis as of the end of our third fiscal quarter.

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

RECENT ACCOUNTING PRONOUNCEMENT

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF No. 00-21 will not have a significant impact on its results of operations or financial position.

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

         (6) risks associated with our ability to prevent breach of confidentiality as we initiate large-scale processing of verifications;

         (7) risks relating to the dependence of the market for The Work Number on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability could be significantly harmed if those requirements were relaxed;

         (8) risks associated with any modifications to or failures to extend WOTC or WtW tax credit laws;

         (9) risks associated with any interpretation of laws prohibiting the unauthorized practice of law to include the unemployment cost management or tax services that we provide;

         (10) risks associated with future challenges regarding applicability of the Fair Credit Reporting Act or any new privacy legislation or interpretation of existing laws;

         (11) risks associated with changes in economic conditions or unemployment compensation laws;

         (12) the risk of interruption of our computer network and telephone operations, including potential slow-down or loss of business as potential clients review our operations; and

         (13)     the risk of discontinuance of 900 number telephone service.

See Item 1 "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2003, for a more detailed description of many of these and other risk factors. You should read this report and the risk factors in our Annual Report on Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:

                                                                                                           PERCENTAGE CHANGE
                                                          THREE MONTHS            SIX MONTHS       ---------------------------------
                                                         ENDED SEPT. 30,       ENDED SEPT. 30,      THREE MONTHS       SIX MONTHS
                                                       -------------------   -------------------   ENDED SEPT. 30,   ENDED SEPT. 30,
                                                         2002       2003       2002       2003     2003 OVER 2002    2003 OVER 2002
                                                       --------   --------   --------   --------   ---------------   ---------------
                                                                     (IN THOUSANDS)
                                                                      (UNAUDITED)
REVENUES AND GROSS MARGIN:
Revenues:
    The Work Number services........................   $  8,573   $ 11,627   $ 16,189   $ 22,570        35.6%             39.4%
    Unemployment cost management services...........     17,939     18,701     35,978     36,885         4.2               2.5
    Customer premises systems.......................        313         --        900         --           *                 *
    Maintenance and support.........................        916      1,198      1,849      2,251        30.8              21.7
                                                       --------   --------   --------   --------
        Total revenues..............................   $ 27,741   $ 31,526   $ 54,916   $ 61,706        13.6              12.4
                                                       ========   ========   ========   ========
Gross margin:
    The Work Number services........................   $  5,555   $  8,534   $ 10,356   $ 16,144        53.6%             55.9%
    Unemployment cost management services...........      8,428      8,666     17,207     17,126         2.8              (0.5)
    Customer premises systems.......................         76         --        324         --           *                 *
    Maintenance and support.........................        737        870      1,473      1,592        18.0               8.1
                                                       --------   --------   --------   --------
        Total gross margin..........................   $ 14,796   $ 18,070   $ 29,360   $ 34,862        22.1              18.7
                                                       ========   ========   ========   ========
GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services............................       64.8%      73.4%      64.0%      71.5%
Unemployment cost management services...............       47.0       46.3       47.8       46.4
Customer premises systems...........................       24.3         --       36.0         --
Maintenance and support.............................       80.5       72.6       79.7       70.7

PERCENTAGE OF TOTAL REVENUES:
Revenues:
    The Work Number services........................       30.9%      36.9%      29.5%      36.6%       35.6%             39.4%
    Unemployment cost management services...........       64.7       59.3       65.5       59.8         4.2               2.5
    Customer premises systems.......................        1.1         --        1.6         --           *                 *
    Maintenance and support.........................        3.3        3.8        3.4        3.6        30.8              21.7
                                                       --------   --------   --------   --------
        Total revenues..............................      100.0      100.0      100.0      100.0        13.6              12.4
Cost of revenues....................................       46.7       42.7       46.5       43.5         3.9               5.0
                                                       --------   --------   --------   --------
Gross margin........................................       53.3       57.3       53.5       56.5        22.1              18.7
                                                       --------   --------   --------   --------
Operating expenses:
    Selling and marketing...........................       15.0       18.7       16.2       19.3        41.7              34.2
    General and administrative......................       22.5       21.0       22.0       20.5         6.0               4.4
                                                       --------   --------   --------   --------
        Total operating expenses....................       37.5       39.7       38.2       39.8        20.3              17.1
                                                       --------   --------   --------   --------
Operating income....................................       15.8       17.6       15.3       16.7        26.5              23.0
Other income (expense), net.........................       (1.4)      (0.7)      (1.3)      (0.8)      (40.5)            (30.6)
                                                       --------   --------   --------   --------
    Earnings from continuing operations before
        income tax..................................       14.4       16.9       14.0       15.9        32.8              27.9
Income tax expense..................................        5.5        6.6        5.4        6.2        35.5              29.3
                                                       --------   --------   --------   --------
    Earnings from continuing operations.............        8.9       10.3        8.6        9.7        31.2              27.1
Earnings (loss) from discontinued operations,
    net of tax                                               --        0.1       (0.3)       0.2           *                 *
                                                       --------   --------   --------   --------
Net earnings........................................        8.9%      10.4%       8.3%       9.9%       32.0%             34.1%
                                                       ========   ========   ========   ========

    * - not meaningful

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Total revenues increased 13.6% to $31.5 million in the second quarter of fiscal 2004 from $27.7 million in the second quarter of fiscal 2003.

Revenues from The Work Number services increased 35.6% to $11.6 million in the second quarter of fiscal 2004 from $8.6 million in the second quarter of fiscal 2003, due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers, partially offset by lower average transaction fees due to the increase in transactions from users with volume pricing discounts. Also, we experienced increased transaction volumes due to an increase in the number of employers and related employment records in the database.

Revenues from unemployment cost management services increased 4.2% to $18.7 million in the second quarter of fiscal 2004 from $17.9 million in the second quarter of fiscal 2003, due primarily to the addition of revenues from our acquisition of Johnson and Associates and new sales, partially offset by the loss of some smaller clients last year as we instituted certain minimum pricing policies.

Revenues from customer premises systems decreased to $0 in the second quarter of fiscal 2004 from $0.3 million in the second quarter of fiscal 2003. We are no longer selling these systems.

Revenues from maintenance and support increased 30.8% to $1.2 million in the second quarter of 2004 from $0.9 million in the second quarter of fiscal 2003 due to additional revenue generated through services provided to clients that were outside of our standard maintenance agreements. This increase was partially offset by lower standard maintenance revenues caused by a shrinking client base. We anticipate revenues will decrease over time from current quarter levels as our installed base continues to shrink as supported systems approach the end of their life cycle.

Gross Margin. Total gross margin increased 22.1% to $18.1 million in the second quarter of fiscal 2004 from $14.8 million in the second quarter of fiscal 2003. As a percentage of total revenues, gross margin increased to 57.3% in the second quarter of fiscal 2004 from 53.3% in the second quarter of fiscal 2003.

The Work Number services gross margin increased 53.6% to $8.5 million, or 73.4% of corresponding revenue, in the second quarter of fiscal 2004 from $5.6 million, or 64.8% of corresponding revenue, in the second quarter of fiscal 2003. The increase in gross margin and gross margin percentage was due primarily to revenue increases and improved leveraging of our operational infrastructure. Additionally, more transactions were performed over the Internet, which has a lower average transaction cost compared to transactions performed through either our 900 or 800 telephone services.

Unemployment cost management services gross margin increased 2.8% to $8.7 million, or 46.3% of corresponding revenue, in the second quarter of fiscal 2004 from $8.4 million, or 47.0% of corresponding revenue, in the second quarter of fiscal 2003. This increase in gross margin is due primarily to revenue increases. The decrease in gross margin percentage is due primarily to temporary incremental costs related to our efforts to consolidate the UCeXpress operational infrastructure. These efforts have been substantially concluded and we do not expect these incremental costs to continue. During the last half of the fiscal year, we expect to realize improvements in the gross margin percentage as we continue to consolidate the cost structure of the acquired businesses.

Customer premises systems gross margin decreased to $0 in the second quarter of fiscal 2004 from $0.1 million, or 24.3% of corresponding revenue, in the second quarter of fiscal 2003. We are no longer selling these systems.

Maintenance and support gross margin increased 18.0% to $0.9 million, or 72.6% of corresponding revenue, in the second quarter of fiscal 2004, from $0.7 million, or 80.5% of corresponding revenue, in the second quarter of fiscal 2003. The increase in gross margin is due principally to the increase in revenues. The decrease in gross margin percentage is due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Also, we incurred incremental personnel costs related to providing services outside of our standard maintenance agreement.

Selling and Marketing Expenses. Selling and marketing expenses increased 41.7% to $5.9 million in the second quarter of fiscal 2004 from $4.2 million in the second quarter of fiscal 2003. As a percentage of revenues, such expenses increased to 18.7% in the second quarter of fiscal 2004 from 15.0% in the second quarter of fiscal 2003. These increases are due to increased costs related to our recent reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in the second quarter of fiscal 2004 as we increased our efforts to market to high volume verifiers of The Work Number. We expect to see selling and marketing expenses, as a percentage of revenues, decrease slightly from current levels throughout the year as we continue to consolidate the sales and service teams.

General and Administrative Expenses. General and administrative expenses increased 6.0% to $6.6 million in the second quarter of fiscal 2004 from $6.2 million in the second quarter of fiscal 2003. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 21.0% in the second quarter of fiscal 2004 from 22.5% in the second quarter of fiscal 2003. This decrease is due primarily to improved leveraging of personnel and infrastructure costs. Also, we experienced cost savings as we consolidated certain back office functions related to our acquisitions from March 2002.

Other Income (Expense), Net. Other income (expense), net decreased to $0.2 million of net other expense in the second quarter of fiscal 2004 from $0.4 million in the second quarter of fiscal 2003, due to a lower level of outstanding borrowings throughout the current period compared to the year-ago period.

Income Tax Expense. Our effective income tax rate was 39.0% in the second quarter of fiscal 2004 compared to 38.2% in the second quarter of 2003, due principally to higher state income taxes.

Earnings (Loss) From Discontinued Operations, Net of Income Taxes. The net earnings of $1,000 for the second quarter of fiscal 2003 represents the net earnings realized during the period for our human resource and benefits application services business. The majority of this business was sold April 22, 2003. The remainder of the business is currently held for sale. We anticipate that this remaining business will be disposed of within the next 12 months. We realized net earnings of $22,000 for the second quarter of fiscal 2004 related to the operations of the remaining business.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Total revenues increased 12.4% to $61.7 million in the first half of fiscal 2004 from $54.9 million in the first half of fiscal 2003.

Revenues from The Work Number services increased 39.4% to $22.6 million in the first half of fiscal 2004 from $16.2 million in the first half of fiscal 2003, due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers, partially offset by lower average transaction fees due to the increase in transactions from users with volume pricing discounts. Also, we experienced increased transaction volumes due to an increase in the number of employers and related employment records in the database.

Revenues from unemployment cost management services increased 2.5% to $36.9 million in the first half of fiscal 2004 from $36.0 million in the first half of fiscal 2003, due primarily to the addition of revenues from our acquisition of Johnson and Associates and new sales, partially offset by the loss of some smaller clients last year as we instituted certain minimum pricing policies.

Revenues from customer premises systems decreased to $0 in the first half of fiscal 2004 from $0.9 million in the first half of fiscal 2003. We are no longer selling these systems.

Revenues from maintenance and support increased 21.7% to $2.3 million in the first half of 2004 from $1.8 million in the first half of fiscal 2003 due to additional revenue generated through services provided to clients that were outside of our standard maintenance agreements. This increase was partially offset by lower standard maintenance revenues caused by a shrinking client base. We anticipate revenues will decrease over time from current period levels as our installed base continues to shrink as supported systems approach the end of their life cycle.

Gross Margin. Total gross margin increased 18.7% to $34.9 million in the first half of fiscal 2004 from $29.4 million in the first half of fiscal 2003. As a percentage of total revenues, gross margin increased to 56.5% in the first half of fiscal 2004 from 53.5% in the first half of fiscal 2003.

The Work Number services gross margin increased 55.9% to $16.1 million, or 71.5% of corresponding revenue, in the first half of fiscal 2004 from $10.4 million, or 64.0% of corresponding revenue, in the first half of fiscal 2003. The increase in gross margin and gross margin percentage was due primarily to revenue increases and improved leveraging of our operational infrastructure. Additionally, more transactions were performed over the Internet, which has a lower transaction cost compared to transactions performed through either our 900 or 800 telephone services.

Unemployment cost management services gross margin decreased 0.5% to $17.1 million, or 46.4% of corresponding revenue, in the first half of fiscal 2004 from $17.2 million, or 47.8% of corresponding revenue, in the first half of fiscal 2003. This decrease in gross margin and gross margin percentage is due primarily to temporary incremental costs related to our efforts to consolidate the UCeXpress operational infrastructure. These efforts have been substantially concluded and we do not expect these incremental costs to continue. During the last half of the fiscal year, we expect to realize improvements in the gross margin percentage as we continue to consolidate the cost structure of the acquired businesses.

Customer premises systems gross margin decreased to $0 in the first half of fiscal 2004 from $0.3 million, or 36.0% of corresponding revenue, in the first half of fiscal 2003. We are no longer selling these systems.

Maintenance and support gross margin increased 8.1% to $1.6 million, or 70.7% of corresponding revenue, in the first half of fiscal 2004, from $1.5, or 79.7% of corresponding revenue, in the first half of fiscal 2003. The increase in gross margin is due principally to the increase in revenues. The decrease in gross margin percentage is due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Also, we incurred incremental personnel costs related to providing additional services outside of our standard maintenance agreement.

Selling and Marketing Expenses. Selling and marketing expenses increased 34.2% to $11.9 million in the first half of fiscal 2004 from $8.9 million in the first half of fiscal 2003. As a percentage of revenues, such expenses increased to 19.3% in the first half of fiscal 2004 from 16.2% in the first half of fiscal 2003. These increases are due to increased costs related to our recent reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in the first half of fiscal 2004 as we increased our efforts to market to high volume verifiers of The Work Number database. We expect to see selling and marketing expenses, as a percentage of revenues, decrease slightly from current levels throughout the year as we continue to consolidate the sales and service teams.

General and Administrative Expenses. General and administrative expenses increased 4.4% to $12.6 million in the first half of fiscal 2004 from $12.1 million in the first half of fiscal 2003. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 20.5% in the first half of fiscal 2004 from 22% in the first half of fiscal 2003. This decrease is due primarily to improved leveraging of personnel and infrastructure costs. Also, we experienced cost savings as we consolidated certain back office functions related to our acquisitions from March 2002.

Other Income (Expense), Net. Other income (expense), net decreased to $0.5 million of net other expense in the first half of fiscal 2004 from $0.7 million in the first half of fiscal 2003, due to a lower level of outstanding borrowings throughout the current period compared to the year-ago period.

Income Tax Expense. Our effective income tax rate was 38.8% in the first half of fiscal 2004 compared to 38.4% in the first half of 2003, due principally to higher state income taxes.

Earnings (Loss) From Discontinued Operations, Net of Income Taxes. The loss of $0.2 million for the first half of fiscal 2003 represents the net loss realized during the period for our human resource and benefits application services business. The majority of this business was sold April 22, 2003. The remainder of the business is currently held for sale. We anticipate that this remaining business will be disposed of within the next 12 months. We realized net earnings of $0.1 million for the first half of fiscal 2004 related to the operations of the remaining business.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operations, except as described below.

Net cash provided by operating activities decreased to $11.0 million in the first half of fiscal 2004 from $13.4 million in the first half of fiscal 2003. This decrease was primarily due to our significant payment of current liabilities in the first half of fiscal 2004, the largest being our payment of accrued incentive compensation related to year end fiscal 2003.

Net cash used in investing activities decreased to $6.6 million in the first half of fiscal 2004 from $23.5 million in the first half of fiscal 2003. This decrease was primarily due to $19.9 million of payments made in the first half of fiscal 2003 related to our March 2002 acquisitions. Additional uses of cash for investing activities during the first half of fiscal 2004 include the acquisition of Johnson and Associates for $1.5 million and capital expenditures of $2.2 million. These capital expenditures were principally for computer equipment and integrating the operational infrastructure for our unemployment cost management services business. At September 30, 2003, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 12 to 18 months, as we continue to integrate the operations of our acquisitions.

Net cash used in financing activities increased to $10.1 million in the first half of fiscal 2004 from $7.3 million in the first half of fiscal 2003. This increase was primarily due to the additional $3.3 million "excess cash flow" payment made during the first half of fiscal 2004 as required under our Loan Agreement referred to below. Additional uses of cash for financing activities during the first half of fiscal 2004 include scheduled debt retirement payments of $5.0 million, the repurchase of stock for $1.8 million and dividend payments of $1.1 million.

Our working capital was $1.5 million at March 31, 2003 and $(1.3) million at September 30, 2003. Total working capital decreased primarily due to cash utilized during the first half of the year for the repurchase of stock and the acquisition of a small unemployment cost management company. Also, our long term debt facility required a $3.3 million "excess cash flow" payment, over and above our normal scheduled principal payments. This resulted in a reduction to working capital and non-current liabilities. Based on cash and cash equivalents on hand, together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months. Our strategy contemplates that we will consider acquisitions from time to time. We expect that such acquisitions may require that we access additional credit. We cannot assure you that we will make any such additional acquisitions, that additional credit would be available on acceptable terms, or that any such acquisitions would be successful. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates.

Our accounts receivable decreased from $18.1 million at March 31, 2003 to $16.6 million at September 30, 2003, due primarily to a higher level of billings during the last quarter of fiscal 2003 compared to the second quarter of fiscal 2004.

On September 5, 2002, our board of directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions, during the 36 month period ending September 30, 2005, subject to market conditions and other factors. As of September 30, 2003, 306,211 shares have been repurchased under this plan, including 131,211 shares repurchased during the six month period ended September 30, 2003 for $1.8 million. Except for the 402,906 shares remaining in the treasury at September 30, 2003, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

During the first half of fiscal 2004, we continued our quarterly dividend program, declaring a $0.05 per share cash dividend, totaling $676,000, on September 4, 2003. The dividend was payable October 17, 2003 to shareholders of record on September 19, 2003.

In connection with the acquisitions of The Frick Company and the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of

Nationwide Mutual Insurance Company, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002 (as amended by that certain First Amendment to Loan Agreement dated as of July 29, 2002, as further amended by that certain Second Amendment to Loan Agreement dated as of January 27, 2003 and as further amended by that certain Third Amendment to Loan Agreement dated as of June 30, 2003 the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow, as defined, unless certain tests are met. We made an excess cash flow principal payment of $3.3 million during the first half of fiscal 2004. The Revolving Credit Facility also matures on February 27, 2005.

The Term Loan and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans bore interest at the applicable eurodollar rate plus 2.25% and base rate loans bore interest at the applicable base rate. Commencing March 28, 2003, the applicable margin for eurodollar rate loans varies from 1.75% to 2.25%, and the applicable margin for base rate loans remains at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). We may make prepayments under the Term Loan and Revolving Credit Facility without penalty. In addition, if William W. Canfield ceases serving as our chief executive officer during the first 24 months after closing, and we do not retain a substitute satisfactory to the Lenders within 120 days, then we are required to repay all outstanding loan obligations (Term Loan and Revolving Credit Facility).

The Loan Agreement is secured by security interests in substantially all of the assets of our company and of our two wholly-owned subsidiaries, Ti3, Inc. and TALX UCM Services, Inc. (the "Subsidiaries"), the guarantees of the Subsidiaries, and a pledge of the stock of each of the Subsidiaries.

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of The Frick Company and the GM Unemployment Compensation Business. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, to finance certain permitted acquisitions and to finance treasury stock repurchases. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of $3.0 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

Most recently, we entered into a Third Amendment to Loan Agreement effective as of June 30, 2003 (the "Third Amendment"). The Subsidiaries consented to the Third Amendment, as guarantors. Among other things, the Third Amendment increased the amount of dividends we are permitted to make during any fiscal year, modified the eurodollar margins, modified the maximum ratio of total indebtedness to EBITDA and modified the minimum EBITDA covenant for the quarters ended June 30, 2003 through the maturity of the Loan Agreement. The Third Amendment further modified the definition of excess cash flow such that treasury stock repurchases are included as a fixed charge in the calculation of excess cash flow, as defined, which required us to pay to the Lenders $3.3 million by July 31, 2003. The Third Amendment further modified the definition of "Use of Proceeds" to clarify the permitted use of the Revolving Credit Facility for such treasury stock repurchases. Lastly, the Third Amendment increased the amount of purchase price and other expenses permitted to be incurred for certain acquisitions during any fiscal year. As of September 30, 2003, we believe we were in material compliance with all covenants under the Loan Agreement, after giving effect to the Third Amendment.

As a condition of our Loan Agreement, we were required to enter into an interest rate swap agreement for 50% of our outstanding Term Loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding Term Loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our Term Loan. The notional amount of our interest rate swap contract steps down according to the same schedule as our Term Loan. All payment dates and maturity dates are the same as our Term Loan. This strategy effectively converts a portion of our Term Loan into a fixed rate instrument.

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

As of September 30, 2003, the fair value of the interest rate swap in the amount of $168,000 is included in accrued expenses and other liabilities.

We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

We are cooperating with a pending SEC investigation and are a defendant in pending lawsuits which are described in Note 12 of our Notes to Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, our Term Loan and advances under our Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. Until March 27, 2003, eurodollar rate loans bore interest at the applicable eurodollar rate plus 2.25% and base rate loans will bear interest at the applicable base rate. After that, the applicable margin for eurodollar rate loans varies from 1.75% to 2.25%, and the applicable margin for base rate loans remains at 0.00%, in each case based upon our ratio of total indebtedness to EBITDA.

As of September 30, 2003, we had $13.8 million principal outstanding on our term loan, of which $8.5 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $53,000 change to our annual interest expense, based on net variable borrowings of $5.3 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer and Assistant Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and Chief Financial Officer and Assistant Secretary concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that while our management, including the Chairman, President and Chief Executive Officer and Chief Financial Officer and Assistant Secretary, believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 12 of our Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         (a) The annual meeting of shareholders of the Company was held at 2:00 p.m., local time, on Thursday, September 4, 2003, in St. Louis, Missouri.

         (b)      The Company's stockholders voted on the following matters:

                  Election of Director - Eugene M. Toombs, a nominee of the Board of Directors, was elected as director at the annual meeting. The number of votes cast for the election of the nominee were 11,815,933, and the number of votes withheld were 222,947.

                  Election of Director - M. Stephen Yoakum, a nominee of the Board of Directors, was elected as director at the annual meeting. The number of votes cast for the election of the nominee were 11,804,570, and the number of votes withheld were 234,310.

                  Ratification of Selection of Independent Auditors - The shareholders ratified the appointment of KPMG LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 2004. The number of votes cast in favor of the appointment were 11,522,627, the number of votes against were 334,392 and the number of votes abstaining were 181,861.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index.

         (b)      Reports on Form 8-K

                  (i) On July 31, 2003 we filed a Current Report on Form 8-K furnishing, under Items 9 and 12, our results of operations for the three months ended June 30, 2003 and guidance for revenues and earnings per share for fiscal year 2004.

                  (ii) On September 4, 2003 we filed a Current Report on Form 8-K furnishing, under Item 9, certain operating results for the first two months of the second fiscal quarter and guidance for revenues and earnings per share for fiscal year 2004.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TALX CORPORATION

Date: October 31, 2003           By:      /s/  WILLIAM W. CANFIELD
                                    -------------------------------
                                               William W. Canfield
                                             Chairman, President and
                                             Chief Executive Officer
                                           (Principal Executive Officer)

Date: October 31, 2003           By:        /s/   L. KEITH GRAVES
                                    -----------------------------
                                                  L. Keith Graves
                                            Chief Financial Officer and
                                               Assistant Secretary
                                    (Principal Financial and Accounting Officer)

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

 10.1 +         TALX Corporation 2004-2006 Long-Term Incentive Plan

 10.2 + First Amendment to and Complete Restatement of Split-Dollar Agreements and Related Insurance Agreements, dated March 31, 1999, by and among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield, Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993

  11            Computation of Earnings (Loss) Per Share

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

--------
   +  Represents management contract or compensatory plan or arrangement