Form 10-K/A
period 2003-03-31
TALX CORP
filed 2004-01-21
CIK 917524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2003 Annual Meeting of Stockholders, which definitive proxy statement was filed on July 22, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

================================================================================

                                EXPLANATORY NOTE

TALX Corporation is filing this Form 10-K/A for the fiscal year ended March 31, 2003 to reflect the restatement of its consolidated financial statements for the fiscal years ended March 31, 1999 through 2003. See the consolidated financial statements and Note 2 thereto included herein for a description of the restatement, and related restatements of Notes 1, 7, 11 and 14. This Form 10-K/A also includes disclosures relating to material developments in the matters discussed in Note 18 - Commitments and Contingencies, which had been discussed in the original filing. See additional changes in Items 1, 6, 7 and 8. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Any Items included in the original Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.


                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Form 10-K/A include, but are not limited to, statements relating to:

     o our expectations regarding future financial results or performance contained in the section "Results of Operations" contained in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations);

     o    our business strategy;

     o the market opportunity for our services and products, including anticipated growth of our industry and expected demand for our services and products;

     o    the anticipated benefits of our prior fiscal year acquisitions;

     o our estimates regarding our capital requirements and needs for additional financing; and

     o any of our other plans, objectives, expectations and intentions contained in this Form 10-K/A that are not historical facts.

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

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" for information regarding the divestitures of our database and document service businesses. See note 14 to the consolidated financial statements included in this Form 10-K/A for financial information about each of our segments for the last three fiscal years, which is incorporated by reference herein.

As used in this Form 10-K/A, the terms "TALX," "we," "our," and "us" and other similar terms refer to TALX Corporation, unless we specify otherwise.

TALX(R) is our registered trademark, and The Work Number For Everyone(R), The Work Number(R), eChoice(R) and FasTime(R) are our registered service marks. TALXWare is our trademark and UC eXpress, ePayroll, FasCast and W-2 eXpress are our service marks. All other trade names, trademarks and product names in this Form 10-K/A are the property of their respective owners.

We are incorporated under the laws of the state of Missouri. Our executive offices are located at 1850 Borman Court, St. Louis, Missouri, 63146 and our telephone number is (314) 214-7000.

Unless otherwise stated, all share and per share information in this Form 10-K/A reflects all of our stock dividends and our fiscal 2001 stock split.

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

RESTATEMENTS OF FINANCIAL STATEMENTS

2004 RESTATEMENT

We are restating certain historical financial statements as a result of adjustments related to our customer premises systems business. The restatement is necessary because a recent internal accounting review showed that certain revenues for customer premises systems contracts were recorded earlier than was appropriate under the percentage of completion methodology used for this line of business. Although we ultimately realized the revenues from the transactions under review, our financial results were not accurately presented, requiring the restatement. The resulting restatement affects fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal 2004.

Additionally, we corrected three errors related to bill and hold arrangements on hardware and software transactions arising out of the customer premises systems line of business during the fiscal years ended March 31, 2000 and 2001. The impact of these corrections resulted in revenues and related costs during fiscal 2000 and 2001 being recognized in different quarters than originally reported. However, such adjustments had no impact on the fiscal 2000 or 2001 results.

The restatement had practically no cumulative impact on our financial results or our financial condition. It had the effect of reducing revenues by $955,000 for fiscal years 1999, 2000 and 2001 and increasing revenues by a similar amount in fiscal years 2002 and 2003. The impact on the years presented, 2001, 2002 and 2003, was a reduction of revenue in 2001 of $358,000 and an increase of revenues in 2002 and 2003 of $610,000 and $384,000, respectively. In addition to the revenue adjustments, the related commissions associated with the revenues were adjusted accordingly and the income taxes provisions were amended to reflect the impact of these restatements. The annual impact to diluted earnings per share was a reduction to fiscal 1999 of $0.03, an increase to fiscal 2000 of $0.01, a reduction to fiscal 2001 of $0.02 and increases to fiscal 2002 and 2003 of $0.03 and $0.01, respectively.

Our review focused on contracts in which revenue was realized in fiscal 2000 and subsequent periods as reliable historical data was not available for earlier periods. Accordingly, our review included contracts for which services were initiated in periods prior to fiscal 2000. The review of certain contracts resulted in cumulative adjustments for periods prior to fiscal 2000 which have been attributed to fiscal 1999, the earliest fiscal period presented for financial disclosure purposes. While it is possible that certain of these adjustments related to periods prior to fiscal 1999, data was not available to accurately support the specific allocation to such prior periods. Such data was not available as we had modified our systems during fiscal 1999 and have not retained sufficient comparable data for contracts entered into prior to the modification. While further review may have resulted in adjustments to increase revenue in 2000 by decreasing revenues in prior periods, based on the review performed, management believes that further adjustments were not supportable.

The adjustments also impacted our balance sheet based on the respective revenue amounts resulting in a restatement of our work in progress and deferred revenues. In addition, accrued expenses were restated to give effect to the impact on accrued commissions and deferred income taxes were restated for the related tax effect.

2002 RESTATEMENT

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

See our Form 10-K/A for the period March 31, 2002 regarding the impact of our prior restatement on our statements of operations and balance sheets. The prior restatement had no impact on our total cash flows from operations, investing activities or financing activities.

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

The Work Number provides the following benefits to employers, employees and third-party verifiers:

              EMPLOYERS                         EMPLOYEES                      VERIFIERS
              ---------                         ---------                      ---------
 o  reduces costs and resources      o  provides control over      o  decreases the opportunity
    otherwise spent responding to       third-party access to         for human error
    verification inquiries              personal compensation
                                        information

 o  eases the administrative         o  provides information       o  reduces likelihood of
    burden of human resources           without requiring the         fraud by the applicant by
    and payroll staff                   cooperation or knowledge      providing independent
                                        of co-workers                 evidence directly to the
                                                                      verifier

 o  lowers the risk of               o  expedites the              o  expedites the
    liability resulting from            verification process, so      verification process, so
    providing erroneous or              that transactions may         that transactions may
    unauthorized information            occur more quickly            occur more quickly
    to third-parties

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

     o    facsimile; and

     o    terminal emulation.

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

RISK FACTORS

You should carefully consider the following factors and other information in this Form 10-K/A in evaluating our company:

     WE MAY BE SUBJECT TO ADDITIONAL LITIGATION OR REGULATORY PROCEEDINGS AS A RESULT OF OUR RECENT FINANCIAL STATEMENT RESTATEMENTS.

We are filing herewith restated financial statements and, on January 5, 2004, announced that we are restating financial results for the fiscal years ended March 31, 1999 through March 31, 2003 and for the first two quarters of fiscal 2004. In addition, we announced the resignation of Executive Vice President Craig N. Cohen. Mr. Cohen had previously served as chief financial officer from January 1994 to May 2003 and as vice president of application services and software from May 1999 to May 2003.

In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002.

As of the date hereof, we are not aware of any litigation having been commenced against us related to this new restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this new restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loan, in the event they determine that, as a result of the restatements or the SEC investigation discussed herein, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial condition could be harmed.

As of the date hereof, the SEC is investigating our accounting for certain items, including those which were the subject of the restatements. It is possible that the SEC would begin a regulatory proceeding or enforcement action against us. The commencement of any such proceeding or action, or the application of any remedies, could harm our business and financial condition.

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

     IF THE FAIR CREDIT REPORTING ACT APPLIES TO THE WORK NUMBER SERVICES, OUR BUSINESS AND REVENUES WILL BE HARMED.

The Fair Credit Reporting Act, which we refer to as the FCRA, may apply to The Work Number services, which would have an adverse impact on us. The FCRA applies to "consumer reporting agencies" that engage in the practice of "assembling or evaluating" consumer credit information. We believe The Work Number services do not cause us to be a consumer reporting agency and that the FCRA does not apply to The Work Number services. Unlike consumer reporting agencies, we receive all of the information in The Work Number database regarding an employee from one source - the employer. Further, when contracting for The Work Number services, employers name us as their agent. The FCRA exempts from its reach communications of a party solely related to experiences of the consumer and the person making the report, such as an employer's report on its experience with its employee. We believe that as an agent of employers, we are not a consumer reporting agency. Further, some rulings on the application of FCRA have exempted businesses which, like The Work Number services, simply pass along information gathered.

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

     o    the length of the sales cycle; and

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

     o require us to cease marketing business process outsourcing services containing the infringing intellectual property;

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

     o conditions and trends in outsourcing of unemployment cost management, human resources and payroll services; and

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

On May 29, 2003, plaintiffs in the several pending securities lawsuits filed an Amended Consolidated Complaint ("Amended Complaint"). The Amended Complaint amends the original Complaint by adding allegations pertaining to our December 2002 restatement of financials and expanding the Putative Class Period to include all persons who purchased or otherwise acquired shares of our common stock between April 25, 2001 and November 14, 2002 ("Amended Putative Class Period"). The Amended Complaint alleges, among other things, that certain statements in the registration statement and prospectus for our August 2001 secondary common stock offering, as well as other statements made by us and/or the Individual Defendants during the Amended Putative Class Period, were materially false and misleading because we capitalized instead of expensed $1.6 million related to a patent technology license agreement executed in March 2001; expensed approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001; improperly recognized revenue and expenses during the Amended Putative Class Period; and miscalculated diluted earnings per share during the Amended Putative Class Period. All of these matters were the subject of our 2002 restatement of financials described in our Form 10-K/A for the year ended March 31, 2002. The Amended Complaint also alleges, as did the original Complaint, that we did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The Amended Complaint seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper. On July 30, 2003, the defendants filed a motion to dismiss the Amended Complaint. On September 26, 2003, plaintiffs filed their opposition to the motion to dismiss. On October 29, 2003, defendants filed their reply in support of the motion to dismiss. The Court has not yet ruled on the motion.

We intend to defend vigorously against the plaintiffs' claims, although we are currently engaged in settlement negotiations. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who recently resigned) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our prior restatement, as disclosed in our Form 10-K/A for the year ended March 31, 2002. We and the individuals have filed separate responses to the Wells letter. Since the time of the Wells submissions, the Commission is continuing its investigation of our accounting for certain items, including those which were the subject of the restatements discussed below. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against us and/or the individuals. The application of any of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

As described above, we have filed restated financial statements herewith and have announced that we are restating financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for each of the first two quarters of fiscal 2004. In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this new restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this new restatement. We cannot predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatements discussed above or the SEC investigation discussed below or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

This section presents our selected historical financial data and certain additional information. You should read carefully the financial statements included in this Form 10-K/A, including the notes to the consolidated financial statements, in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected data in this section is not intended to replace the financial statements. As discussed therein, on April 22, 2003, we sold substantially all of the assets of our human resources and benefits application services business. See Note 22 of the notes to consolidated financial statements. During July 2001 we acquired Ti3, Inc. and during March 2002, we acquired Frick and the GM Unemployment Compensation Business.

We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended March 31, 2003 from our consolidated financial statements. The consolidated financial statements as of March 31, 2003 and 2002 and for each of the years in the three-year period ended March 31, 2003 contained herein have been audited by KPMG LLP, independent auditors. The financial information set forth below reflects the classification of the database and document services businesses as discontinued operations which is discussed in Note 15 to the consolidated financial statements below.

                                                                                YEARS ENDED MARCH 31,
                                                         ---------------------------------------------------------------
                                                           1999(3)       2000         2001          2002         2003
                                                         ----------   ----------   ----------    ----------   ----------
                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                      (RESTATED FOR ALL PERIODS PRESENTED)
STATEMENT OF EARNINGS DATA:
Revenues:
   The Work Number services ..........................   $    9,109   $   12,328   $   19,149    $   27,184   $   35,934
   Unemployment cost management services .............           --           --           --           848       74,645
   Human resources and benefits application services .        5,126        7,993        8,565         9,757       10,188
   Customer premises systems .........................       10,359       10,827        6,524         3,480        1,708
   Maintenance and support ...........................        4,920        4,876        4,417         3,893        3,639
                                                         ----------   ----------   ----------    ----------   ----------
     Total revenues ..................................       29,514       36,024       38,655        45,162      126,114
                                                         ----------   ----------   ----------    ----------   ----------
Cost of revenues:
   The Work Number services ..........................        3,138        3,973        6,179         9,320       12,285
   Unemployment cost management services .............           --           --           --           450       38,337
   Human resources and benefits application services .        3,225        4,460        6,956         7,530        6,486
   Customer premises systems .........................        7,874        8,388        5,790         2,652          997
   Maintenance and support ...........................        1,545        1,367        1,275         1,028          734
   Inventory write-down ..............................           --           --           --           307           --
                                                         ----------   ----------   ----------    ----------   ----------
     Total cost of revenues ..........................       15,782       18,188       20,200        21,287       58,839
                                                         ----------   ----------   ----------    ----------   ----------
Gross margin .........................................       13,732       17,836       18,455        23,875       67,275
                                                         ----------   ----------   ----------    ----------   ----------
Operating expenses:
   Selling and marketing .............................        8,304        7,819        8,346         8,552       19,715
   General and administrative ........................        4,853        5,477        5,767         7,454       25,180
   Intellectual property settlement ..................           --           --        1,612            --           --
   Restructuring charges .............................          496           --           --         2,627           --
                                                         ----------   ----------   ----------    ----------   ----------
     Total operating expenses ........................       13,653       13,296       15,725        18,633       44,895
                                                         ----------   ----------   ----------    ----------   ----------
Operating income .....................................           79        4,540        2,730         5,242       22,380
Other income (expense), net ..........................            8           82          562         1,567       (1,358)
Income tax expense ...................................           34        1,811        1,346         2,512        8,053
                                                         ----------   ----------   ----------    ----------   ----------
Earnings from continuing operations before
   cumulative effect of change in accounting principle           53        2,811        1,946         4,297       12,969
Discontinued operations:
   Gain on operations and disposal of discontinued
     operations, net .................................           --          117           36            --           --
                                                         ----------   ----------   ----------    ----------   ----------
Earnings before cumulative effect of change
   in accounting principle ...........................           53        2,928        1,982         4,297       12,969
Cumulative effect of change in accounting principle,
   net of income taxes ...............................           --           --       (1,655)           --           --
                                                         ----------   ----------   ----------    ----------   ----------
     Net earnings ....................................   $       53   $    2,928   $      327    $    4,297   $   12,969
                                                         ==========   ==========   ==========    ==========   ==========

                                                                                     YEARS ENDED MARCH 31,
                                                              ---------------------------------------------------------------------
                                                                1999(3)         2000          2001            2002         2003
                                                              -----------   ------------   -----------    -----------   -----------
                                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                               (RESTATED FOR ALL PERIODS PRESENTED)

Net earnings per common share(1):
   Basic:
     Continuing operations ................................   $      0.01   $       0.28   $      0.19    $      0.34   $      0.94
     Discontinued operations, net .........................            --           0.01            --             --            --
     Cumulative effect of change in accounting principle ..            --             --         (0.16)            --            --
                                                              -----------   ------------   -----------    -----------   -----------
       Net earnings .......................................   $      0.01   $       0.29   $      0.03    $      0.34   $      0.94
                                                              ===========   ============   ===========    ===========   ===========
   Diluted:
     Continuing operations ................................   $      0.01   $       0.27   $      0.18    $      0.32   $      0.91
     Discontinued operations, net .........................            --           0.01            --             --            --
     Cumulative effect of change in accounting principle ..            --             --         (0.15)            --            --
                                                              -----------   ------------   -----------    -----------   -----------
       Net earnings .......................................   $      0.01   $       0.28   $      0.03    $      0.32   $      0.91
                                                              ===========   ============   ===========    ===========   ===========

Cash dividends declared per common share ..................   $        --   $         --   $      0.08    $      0.12   $      0.13
                                                              ===========   ============   ===========    ===========   ===========

Weighted average number of common shares outstanding:
   Basic(1) ...............................................     9,803,440     10,091,349    10,255,928     12,622,689    13,742,581
   Diluted(1) .............................................    10,014,152     10,527,236    11,068,583     13,481,683    14,208,565

                                                                                            MARCH 31,
                                                               -------------------------------------------------------------------
                                                                 1999(3)        2000          2001           2002          2003
                                                               -----------   -----------   -----------   -----------   -----------
                                                                                          (IN THOUSANDS)
                                                                              (RESTATED FOR ALL PERIODS PRESENTED)

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ..........   $       267   $     6,291   $     9,725   $    21,431   $     9,409
Working capital ............................................         7,966        14,854        13,677         2,862         1,616
Net assets of business held for sale .......................           859            --            --            --            --
Total assets ...............................................        24,316        30,040        33,620       179,819       172,795
Long-term debt plus capital leases .........................            --            --            --        30,308        22,152
Shareholders' equity .......................................        19,745        23,004        21,823       115,991       123,183

ADDITIONAL INFORMATION:
Employment records in The Work Number database .............        18,285        30,298        43,005        60,700        76,400
Employment records under contract(2) .......................        25,831        36,089        52,000        70,200        82,000

----------

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

(3) Our recent restatement, discussed above, resulted in a review focused on contracts in which revenue was realized in fiscal 2000 and subsequent periods as reliable historical data was not available for earlier periods. Accordingly, our review included contracts for which services were initiated in periods prior to fiscal 2000. The review of certain contracts resulted in cumulative adjustments for periods prior to fiscal 2000 which have been attributed to fiscal 1999, the earliest fiscal period presented for financial disclosure purposes. While it is possible that certain of these adjustments related to periods prior to fiscal 1999, data was not available to accurately support the specific allocation to such prior periods. Such data was not available as we had modified our systems during fiscal 1999 and have not retained sufficient comparable data for contracts entered into prior to the modification. While further review may have resulted in adjustments to increase revenue in 2000 by decreasing revenues in prior periods, based on the review performed, management believes that further adjustments were not supportable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-K/A for the year ended March 31, 2003. However, as described below in Note 2 to the Audited Consolidated Financial Statements, we have decided to restate certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes was restated from the original presentation in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

RESTATEMENTS OF FINANCIAL STATEMENTS

2004 RESTATEMENT
We are restating certain historical financial statements as a result of adjustments related to our customer premises systems business. The restatement is necessary because a recent internal accounting review showed that certain revenues for customer premises systems contracts were recorded earlier than was appropriate under the percentage of completion methodology used for this line of business. Although we ultimately realized the revenues from the transactions under review, our financial results were not accurately presented, requiring the restatement. The resulting restatement affects fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal 2004.

Additionally, we corrected three errors related to bill and hold arrangements on hardware and software transactions arising out of the customer premises systems line of business during the fiscal years ended March 31, 2000 and 2001. These adjustments resulted in movements of revenue and related costs between quarters for each year. There was no impact to the annual financial results of either fiscal year. The impact of these corrections resulted in revenues and related costs during fiscal 2000 and 2001 being recognized in different quarters than originally reported. However, such adjustments had no impact on the fiscal 2000 or 2001 results.

The restatement had practically no cumulative impact on our financial results or our financial condition. It had the effect of reducing revenues by $955,000 for fiscal years 1999, 2000 and 2001 and increasing revenues by a similar amount in fiscal years 2002 and 2003. The impact on the years presented, 2001, 2002 and 2003, was a reduction of revenue in 2001 of $358,000 and an increase of revenues in 2002 and 2003 of $610,000 and $384,000, respectively. In addition to the revenue adjustments, the related commissions associated with the revenues were adjusted accordingly and the income taxes provisions were amended to reflect the impact of these restatements. The annual impact to diluted earnings per share was a reduction to fiscal 1999 of $0.03, an increase to fiscal 2000 of $0.01, a reduction to fiscal 2001 of $0.02 and increases to fiscal 2002 and 2003 of $0.03 and $0.01, respectively.

Our review focused on contracts in which revenue was realized in fiscal 2000 and subsequent periods as reliable historical data was not available for earlier periods. Accordingly, our review included contracts for which services were initiated in periods prior to fiscal 2000. The review of certain contracts resulted in cumulative adjustments for periods prior to fiscal 2000 which have been attributed to fiscal 1999, the earliest fiscal period presented for financial disclosure purposes. While it is possible that certain of these adjustments related to periods prior to fiscal 1999, data was not available to accurately support the specific allocation to such prior periods. Such data was not available as we had modified our systems during fiscal 1999 and have not retained sufficient comparable data for contracts entered into prior to the modification. While further review may have resulted in adjustments to increase revenue in 2000 by decreasing revenues in prior periods, based on the review performed, management believes that further adjustments were not supportable.

The adjustments also impacted our balance sheet based on the respective revenue amounts resulting in a restatement of our work in progress and deferred revenues. In addition, accrued expenses were restated to give effect to the impact on accrued commissions and deferred income taxes were restated for the related tax effect.

2002 RESTATEMENT

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

We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for professional services of customer premises systems are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when the project is complete. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of

America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K/A which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148, with no impact to our financial position or results of operations.

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

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our statement of operations as a percentage of revenues for the periods indicated:

                                                                      YEARS ENDED MARCH 31,
                                                            -------------------------------------------
                                                                2001           2002            2003
                                                            ------------   ------------    ------------
                                                                          (IN THOUSANDS)
                                                               (RESTATED FOR ALL PERIODS PRESENTED)
Revenues:
   The Work Number services .............................   $     19,149   $     27,184    $     35,934
   Unemployment cost management services ................             --            848          74,645
   Human resources and benefits application services ....          8,565          9,757          10,188
   Customer premises systems ............................          6,524          3,480           1,708
   Maintenance and support ..............................          4,417          3,893           3,639
                                                            ------------   ------------    ------------
     Total revenues .....................................   $     38,655   $     45,162    $    126,114
                                                            ============   ============    ============
Gross margin:
   The Work Number services .............................   $     12,970   $     17,864    $     23,649
   Unemployment cost management services ................             --            398          36,308
   Human resources and benefits application services ....          1,609          2,227           3,702
   Customer premises systems ............................            734            828             711
   Maintenance and support ..............................          3,142          2,865           2,905
   Inventory write-down .................................             --           (307)             --
                                                            ------------   ------------    ------------
     Total gross margin .................................   $     18,455   $     23,875    $     67,275
                                                            ============   ============    ============

                                                                       YEARS ENDED MARCH 31,
                                                            -------------------------------------------
                                                                2001           2002            2003
                                                            ------------   ------------    ------------
                                                               (RESTATED FOR ALL PERIODS PRESENTED)
Gross margin percentage by revenue category:
   The Work Number services .............................           67.7%           65.7%           65.8%
   Unemployment cost management services ................             --            46.9            48.6
   Human resources and benefits application services ....           18.8            22.8            36.3
   Customer premises systems ............................           11.3            23.8            41.6
   Maintenance and support ..............................           71.1            73.6            79.8

                                                                        YEARS ENDED MARCH 31,
                                                            ---------------------------------------------
                                                                2001             2002            2003
                                                            ------------     ------------    ------------
PERCENTAGE OF TOTAL REVENUES                                    (RESTATED FOR ALL PERIODS PRESENTED)
Revenues:
   The Work Number services .............................           49.5%            60.2%           28.5%
   Unemployment cost management services ................             --              1.9            59.2
   Human resources and benefits application services ....           22.2             21.6             8.1
   Customer premises systems ............................           16.9              7.7             1.3
   Maintenance and support ..............................           11.4              8.6             2.9
                                                            ------------     ------------    ------------
     Total revenues .....................................          100.0            100.0           100.0
Cost of revenues ........................................           52.3             47.1            46.7
                                                            ------------     ------------    ------------
Gross margin ............................................           47.7             52.9            53.3
                                                            ------------     ------------    ------------
Operating expenses:
   Selling and marketing ................................           21.6             18.9            15.6
   General and administrative ...........................           14.9             16.5            20.0
   Intellectual property settlement .....................            4.2               --              --
   Restructuring charge .................................             --              5.9              --
                                                            ------------     ------------    ------------
     Total operating expenses ...........................           40.7             41.3            35.6
                                                            ------------     ------------    ------------
Operating income ........................................            7.0             11.6            17.7
Other income, net .......................................            1.5              3.5            (1.0)
                                                            ------------     ------------    ------------
Earnings from continuing operations before income tax
   expense and cumulative effect of change in
   accounting principle .................................            8.5             15.1            16.7
Income tax expense ......................................            3.5              5.6             6.4
                                                            ------------     ------------    ------------
Earnings from continuing operations before cumulative ...            5.0              9.5            10.3
   effect of change in accounting principle
Discontinued operations, net ............................            0.1               --              --
Cumulative effect of change in accounting principle .....           (4.3)              --              --
                                                            ------------     ------------    ------------
Net earnings ............................................            0.8%             9.5%           10.3%
                                                            ============     ============    ============

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002

Revenues. Total revenues increased 179.2% to $126.1 million in fiscal 2003 from $45.2 million in fiscal 2002.

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

Revenues from customer premises systems decreased 50.9% to $1.7 million in fiscal 2003 from $3.5 million in fiscal 2002. This decrease is due to a shift in our focus away from selling in-house systems.

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

Gross Margin. Gross margin increased 181.8% to $67.3 million in fiscal 2003 from $23.9 million in fiscal 2002. As a percentage of total revenues, gross margin increased to 53.3% in fiscal 2003 from 52.9% in fiscal 2002.

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

Customer premises systems gross margin decreased 14.1% to $711,000, or 41.6% of corresponding revenue, in fiscal 2003 from $828,000, or 23.8% of corresponding revenue, in fiscal 2002. The decrease in gross margin is due to the lower level of revenues. The increase in gross margin percentage is due to a lower level of fixed costs required as we have discontinued new sales within this business unit, including the elimination of amortization of capitalized software that remained during the first quarter of fiscal 2002.

Maintenance and support gross margin remained consistent at $2.9 million in fiscal 2003 and 2002. Gross margin as a percentage of corresponding revenue increased to 79.8% in fiscal 2003, from 73.6% in fiscal 2002. The increase in gross margin percentage is due to improved leveraging of personnel costs, offset by lower revenues caused by a shrinking client base.

Selling and Marketing Expenses. Selling and marketing expenses increased 130.5% to $19.7 million in fiscal 2003 from $8.6 million in fiscal 2002. This increase in expense is primarily due to the addition of our recently acquired unemployment cost management services businesses. As a percentage of revenues, such expenses decreased to 15.6% in fiscal 2003 from 18.9% in fiscal 2002. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs.

General and Administrative Expenses. General and administrative expenses increased 237.8% to $25.2 million in fiscal 2003 from $7.5 million in fiscal 2002. This increase is primarily due to the addition of our recently acquired unemployment cost management services businesses. Additionally, in the last half of fiscal 2003 we incurred approximately $750,000 in incremental legal and accounting fees related to our ongoing SEC investigation and related financial statement restatements. This amount is net of reimbursements received under our insurance policy. As a percentage of revenues, such expenses increased to 20.0% in fiscal 2003 from 16.5% in fiscal 2002. This increase is due primarily to the newly acquired unemployment cost management services businesses historically having higher general and administrative expenses as a percentage of revenue compared to our traditional businesses. We expect to see this percentage improve in future quarters as we continue to consolidate the cost structure of the acquired businesses.

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

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

Revenues. Total revenues increased 16.8% to $45.2 million in fiscal 2002 from $38.7 million in fiscal 2001.

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

Revenues from human resources and benefits application services increased 13.9% to $9.8 million in fiscal 2002 from $8.6 million in fiscal 2001, due to the addition of client services going live, offset by client attrition. This growth was less than planned, due to the poor economic conditions experienced during the second and third quarters of fiscal 2002.

Revenues from customer premises systems decreased 46.7% to $3.5 million in fiscal 2002 from $6.5 million in fiscal 2001. This decrease is due to a shift in our focus away from selling in-house systems to our human resources and benefits application services.

Revenues from maintenance and support related to the customer premises systems decreased 11.9% to $3.9 million in fiscal 2002 from $4.4 million in fiscal 2001, reflecting the support provided to a shrinking installed base as we shifted our strategy toward providing similar solutions through application services.

Gross Margin. Gross margin increased 29.4% to $23.9 million in fiscal 2002 from $18.5 million in fiscal 2001. As a percentage of total revenues, gross margin increased to 52.9% in fiscal 2002 from 47.7% in fiscal 2001.

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

Customer premises systems gross margin increased 12.8% to $828,000, or 23.8% of corresponding revenue, in fiscal 2002 from $734,000, or 11.3% of corresponding revenue, in fiscal 2001, as revenues declined. This increase in gross margin and gross margin percentage is principally due to better leveraging of costs.

Maintenance and support gross margin decreased 8.8% to $2.9 million, or 73.6% of corresponding revenue, in fiscal 2002, from $3.1 million, or 71.1% of corresponding revenue, in fiscal 2001 due to lower revenues caused by a shrinking client base. The gross margin percentage increased due to a lower level of third-party hardware support costs and improved leveraging of personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased 2.5% to $8.6 million in fiscal 2002 from $8.3 million in fiscal 2001. As a percentage of revenues, such expenses decreased to 18.9% in fiscal 2002 from 21.6% in fiscal 2001. The decrease in percentage of revenues is due to the greater rate of increase in our revenues as compared to personnel and related costs. Additionally, we anticipate these costs will generally decrease as a percentage of revenues as our revenue mix shifts more to The Work Number Services which have lower sales maintenance costs.

General and Administrative Expenses. General and administrative expenses increased 29.3% to $7.5 million in fiscal 2002 from $5.8 million in fiscal 2001. The increase in such expenses reflected the increased infrastructure costs of a growing business and workforce, including the inclusion of costs related to our acquisitions during fiscal 2002. As a percentage of revenues, such expenses increased to 16.5% in fiscal 2002 from 14.9% in fiscal 2001. The increase in general and administrative expenses as a percentage of revenues is due to revenue growth rates, particularly in human resources and benefits application services, that were lower than anticipated.

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

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth (1) specified unaudited statement of operations data for each of the four quarters in fiscal 2002 and 2003, (2) the gross margin percentage for each of our revenue categories, and (3) operating data expressed as a percentage of our total revenues. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K/A. We believe that quarter-to-quarter comparisons of our financial results should not necessarily be relied upon as an indication of future performance. The information contained herein has been restated for all periods presented. See Note 23 to the consolidated financial statements for a summary of the adjustments made.

                                                                               QUARTERS ENDED
                                        ------------------------------------------------------------------------------------------
                                        JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,    SEPT. 30,  DEC. 31,   MARCH 31,
                                          2001        2001        2001       2002        2002        2002       2002       2003
                                        --------    ---------   --------   ---------   --------    ---------  --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (RESTATED FOR ALL PERIODS PRESENTED)
Revenues:
   The Work Number services .........   $  6,103    $  6,659    $  6,856   $  7,566    $  7,617    $  8,573   $  9,011   $ 10,733
   Unemployment cost management
     services .......................         --          --          --        848      18,039      17,939     18,879     19,789
   Human resources and benefits
     application services............      1,380       1,281       5,543      1,553       1,445       1,906      4,652      2,184
   Customer premises systems ........      1,065       1,112         826        476         672         427        408        200
   Maintenance and support ..........        988         978         978        949         933         916        908        882
                                        --------    --------    --------   --------    --------    --------   --------   --------
     Total revenues .................      9,536      10,030      14,203     11,392      28,706      29,761     33,858     33,788
                                        --------    --------    --------   --------    --------    --------   --------   --------
Gross margin:
   The Work Number services .........      4,239       4,212       4,521      4,892       4,802       5,555      6,099      7,193
   Unemployment cost management
     services .......................         --          --          --        398       8,779       8,428      9,182      9,919
   Human resources and benefits
     application services ...........       (452)       (687)      3,278         88        (143)        166      2,908        769
   Customer premises systems ........        (28)        549         401        (94)        333         190         70        118
   Maintenance and support ..........        677         705         751        732         737         737        735        697
   Inventory write-down .............         --        (307)         --         --          --          --         --         --
                                        --------    --------    --------   --------    --------    --------   --------   --------
     Total gross margin .............      4,436       4,472       8,951      6,016      14,508      15,076     18,994     18,696
                                        --------    --------    --------   --------    --------    --------   --------   --------
Operating expenses:
   Selling and marketing ............      2,192       2,355       2,126      1,879       4,868       4,331      4,918      5,597
   General and administrative .......      1,335       2,029       1,992      2,098       5,855       6,247      6,837      6,241
   Restructuring charge .............         --       2,627          --         --          --          --         --         --
                                        --------    --------    --------   --------    --------    --------   --------   --------
     Total operating expenses .......      3,527       7,011       4,118      3,977      10,723      10,578     11,755     11,838
                                        --------    --------    --------   --------    --------    --------   --------   --------
Operating income (loss) .............        909      (2,539)      4,833      2,039       3,785       4,498      7,239      6,858
                                        ========    ========    ========   ========    ========    ========   ========   ========
Net earnings (loss) .................   $    595    $ (1,298)   $  3,437   $  1,563    $  2,124    $  2,544   $  4,243   $  4,058
                                        ========    ========    ========   ========    ========    ========   ========   ========
Diluted earnings (loss) per share ...   $   0.05    $  (0.10)   $   0.24   $   0.11    $   0.15    $   0.18   $   0.30   $   0.29
                                        ========    ========    ========   ========    ========    ========   ========   ========

                                                                              QUARTERS ENDED
                                        ------------------------------------------------------------------------------------------
                                        JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,    SEPT. 30,  DEC. 31,   MARCH 31,
                                          2001        2001        2001       2002        2002        2002       2002       2003
                                        --------    ---------   --------   ---------   --------    ---------  --------   ---------
                                                                  (RESTATED FOR ALL PERIODS PRESENTED)
Gross margin percentage by revenue
  category:
   The Work Number services .........       69.5%       63.3%       65.9%      64.7%       63.0%       64.8%       67.7%       67.0%
   Unemployment cost management
     services .......................         --          --          --       46.9        48.7        47.0        48.6        50.1
   Human resources and benefits
     application services ...........      (32.8)      (53.6)       59.1        5.7        (9.9)        8.7        62.5        35.2
   Customer premises systems ........       (2.6)       49.4        48.5      (19.7)       49.6        44.5        17.2        59.0
   Maintenance and support ..........       68.5        72.1        76.8       77.1        79.0        80.5        80.9        79.0

                                                                             QUARTERS ENDED
                                        ------------------------------------------------------------------------------------------
                                        JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,    SEPT. 30,  DEC. 31,   MARCH 31,
                                          2001         2001       2001       2002        2002         2002      2002        2003
                                        --------    ----------  --------   ---------   --------    ---------  --------   ---------
                                                               (RESTATED FOR ALL PERIODS PRESENTED)
PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services .........      64.0%       66.4%        48.3%      66.5%       26.6%       28.8%      26.6%      31.8%
   Unemployment cost management
     services .......................        --          --           --        7.4        62.8        60.3       55.8       58.6
   Human resources and benefits
     application services ...........      14.5        12.8         39.0       13.6         5.0         6.4       13.7        6.5
   Customer premises systems ........      11.1        11.0          5.8        4.2         2.3         1.4        1.2        0.5
   Maintenance and support ..........      10.4         9.8          6.9        8.3         3.3         3.1        2.7        2.6
                                       --------    --------     --------   --------    --------    --------   --------   --------
     Total revenues .................     100.0       100.0        100.0      100.0       100.0       100.0      100.0      100.0
Cost of revenues ....................      53.5        55.4         37.0       47.2        49.5        49.3       43.9       44.7
                                       --------    --------     --------   --------    --------    --------   --------   --------
Gross margin ........................      46.5        44.6         63.0       52.8        50.5        50.7       56.1       55.3
                                       --------    --------     --------   --------    --------    --------   --------   --------
Operating expenses:
   Selling and marketing ............      23.0        23.5         15.0       16.5        17.0        14.6       14.5       16.5
   General and administrative .......      14.0        20.2         14.0       18.4        20.4        21.0       20.2       18.5
   Restructuring charge .............        --        26.2           --         --          --          --         --         --
                                       --------    --------     --------   --------    --------    --------   --------   --------
     Total operating expenses .......      37.0        69.9         29.0       34.9        37.4        35.5       34.7       35.0
                                       --------    --------     --------   --------    --------    --------   --------   --------
Operating income ....................       9.5       (25.3)        34.0       17.9        13.2        15.1       21.4       20.3
                                       ========    ========     ========   ========    ========    ========   ========   ========
Net earnings (loss) .................       6.2%      (12.9)%       24.2%      13.7%        7.4%        8.5%      12.5%      12.0%
                                       ========    ========     ========   ========    ========    ========   ========   ========

See Note 23 of the notes to our consolidated financial statements for a reconciliation of these quarterly results to the amounts previously reported.

On April 22, 2003, we sold substantially all of the assets of our human resources and benefits application services business. See Note 22 of the notes to consolidated financial statements. During July 2001 we acquired Ti3, Inc. and during March 2002, we acquired Frick and the GM Unemployment Compensation Business.

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

Our working capital was $2.9 million at March 31, 2002 and $1.6 million at March 31, 2003. Total working capital decreased in fiscal 2003 due principally to payments made related to our March 27, 2002 acquisitions and increases in deferred revenue and the current portion of long-term debt. At March 31, 2003, $7.5 million of current liabilities represent deferred revenue instead of payment obligations. As a result, based on cash and cash equivalents on hand together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

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

OTHER MATTERS

We are cooperating with a pending SEC investigation and are a defendant in pending lawsuits which are described in Note 18 of our Notes to Consolidated Financial Statements, which is incorporated by reference herein.

As described above, we are filing herewith restated financial statements and, on January 5, 2004, announced that we are restating financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for the first two quarters of fiscal 2004. In December 2002, we restated our financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this new restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this restatement, and if so, we could not predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully above under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatements discussed above or the SEC investigation discussed above or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

Further, it is possible that the SEC would begin a regulatory proceeding or enforcement action against us. The commencement of any such proceeding or action, or the application of any remedies, could harm our business condition and financial condition.

Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of this type are expensive and will require that we devote substantial resources and executive time to defend these proceedings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


                                                                                                         PAGE
                                                                                                         ----
    TALX CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

    Independent Auditors' Report.....................................................................     41

    Consolidated Balance Sheets as of March 31, 2002 and 2003........................................     42

    Consolidated Statements of Earnings for the years ended March 31, 2001, 2002 and 2003............     43

    Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended
         March 31, 2001, 2002 and 2003...............................................................     44

    Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2002 and 2003..........     45

    Notes to Consolidated Financial Statements.......................................................     46

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated the accompanying consolidated balance sheets as of March 31, 2003 and 2002, the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2003.

As discussed in Note 5 to the consolidated financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets and as discussed in Note 20 to the consolidated financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition.


/s/ KPMG LLP


St. Louis, Missouri
May 2, 2003, except for Note 2 which
is as of January 21, 2004

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                   (RESTATED)

                                                                                                       MARCH 31,
                                                                                              ----------------------------
                                                                                                  2002            2003
                                                                                              ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ..............................................................   $     21,431    $      9,409
   Accounts receivable, net ...............................................................         12,469          18,082
   Work in progress, less progress billings ...............................................          1,278           1,115
   Prepaid expenses and other current assets ..............................................          3,444           4,122
   Deferred tax assets, net ...............................................................          3,128             598
                                                                                              ------------    ------------
     Total current assets .................................................................         41,750          33,326
Property and equipment, net ...............................................................         11,357          10,315
Capitalized software development costs, net of amortization
   of $966 in 2002 and $2,547 in 2003 .....................................................          3,262           3,804
Goodwill ..................................................................................        102,564         105,469
Other intangibles, net ....................................................................         19,175          18,450
Other assets ..............................................................................          1,711           1,431
                                                                                              ------------    ------------
                                                                                              $    179,819    $    172,795
                                                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................................   $      1,200    $      1,560
   Accrued expenses and other liabilities .................................................         20,427          11,473
   Dividends payable ......................................................................            413             542
   Current portion of capitalized lease obligations .......................................            156             130
   Current portion of long term debt ......................................................          8,000          10,000
   Income taxes payable ...................................................................            814             482
   Deferred revenue .......................................................................          7,878           7,523
                                                                                              ------------    ------------
     Total current liabilities ............................................................         38,888          31,710
Deferred tax liabilities, net .............................................................            371           3,372
Capitalized lease obligations, less current portion .......................................            152              22
Long term debt, less current portion ......................................................         22,000          12,000
Other long term liabilities ...............................................................          2,417           2,508
                                                                                              ------------    ------------
     Total liabilities ....................................................................         63,828          49,612
                                                                                              ------------    ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000 shares and
     no shares issued or outstanding at March 31, 2002 and 2003 ...........................             --              --
   Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding
     13,909,714 shares at March 31, 2002 and 13,948,542 shares at March 31, 2003 ..........            139             140
   Additional paid-in capital .............................................................        162,058         162,773
   Accumulated deficit ....................................................................        (44,144)        (34,721)
   Accumulated other comprehensive income:
     Unrealized loss on interest rate swap contract, net of tax of $99 at March 31, 2003 ..             --            (158)
   Treasury stock, at cost, 120,951 shares at March 31, 2002 and 409,231
     shares at March 31, 2003 .............................................................         (2,062)         (4,851)
                                                                                              ------------    ------------
     Total shareholders' equity ...........................................................        115,991         123,183
                                                                                              ------------    ------------
                                                                                              $    179,819    $    172,795
                                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                   (RESTATED)

                                                                                        YEARS ENDED MARCH 31,
                                                                             --------------------------------------------
                                                                                 2001            2002            2003
                                                                             ------------    ------------    ------------
Revenues:
   The Work Number services ..............................................   $     19,149    $     27,184    $     35,934
   Unemployment cost management services .................................             --             848          74,645
   Human resources and benefits application services .....................          8,565           9,757          10,188
   Customer premises systems .............................................          6,524           3,480           1,708
   Maintenance and support ...............................................          4,417           3,893           3,639
                                                                             ------------    ------------    ------------
     Total revenues ......................................................         38,655          45,162         126,114
                                                                             ------------    ------------    ------------
Cost of revenues:
   The Work Number services ..............................................          6,179           9,320          12,285
   Unemployment cost management services .................................             --             450          38,337
   Human resources and benefits application services .....................          6,956           7,530           6,486
   Customer premises systems .............................................          5,790           2,652             997
   Maintenance and support ...............................................          1,275           1,028             734
   Inventory write-down ..................................................             --             307              --
                                                                             ------------    ------------    ------------
     Total cost of revenues ..............................................         20,200          21,287          58,839
                                                                             ------------    ------------    ------------
     Gross margin ........................................................         18,455          23,875          67,275
                                                                             ------------    ------------    ------------
Operating expenses:
   Selling and marketing .................................................          8,346           8,552          19,715
   General and administrative ............................................          5,767           7,454          25,180
   Intellectual property settlement ......................................          1,612              --              --
   Restructuring charge ..................................................             --           2,627              --
                                                                             ------------    ------------    ------------
     Total operating expenses ............................................         15,725          18,633          44,895
                                                                             ------------    ------------    ------------
     Operating income ....................................................          2,730           5,242          22,380
                                                                             ------------    ------------    ------------
Other income (expense), net:
   Interest income .......................................................            539           1,493             115
   Interest expense ......................................................             --             (18)         (1,471)
   Other, net ............................................................             23              92              (2)
                                                                             ------------    ------------    ------------
     Total other income (expense), net ...................................            562           1,567          (1,358)
                                                                             ------------    ------------    ------------
     Earnings from continuing operations before income tax expense and
       cumulative effect of change in accounting principle ...............          3,292           6,809          21,022
Income tax expense .......................................................          1,346           2,512           8,053
                                                                             ------------    ------------    ------------
     Earnings from continuing operations before cumulative effect of
       change in accounting principle ....................................          1,946           4,297          12,969
Discontinued operations:
   Gain on operations and  disposal of discontinued operations, net ......             36              --              --
                                                                             ------------    ------------    ------------
     Earnings before cumulative effect of change in accounting principle..          1,982           4,297          12,969
Cumulative effect of change in accounting principle, net of taxes ........         (1,655)             --              --
                                                                             ------------    ------------    ------------
     Net earnings ........................................................   $        327    $      4,297    $     12,969
                                                                             ============    ============    ============

Basic earnings per share:
   Continuing operations .................................................   $       0.19    $       0.34    $       0.94
   Cumulative effect of change in accounting principle, net ..............          (0.16)             --              --
                                                                             ------------    ------------    ------------
     Net earnings ........................................................   $       0.03    $       0.34    $       0.94
                                                                             ============    ============    ============
Diluted earnings per share:
   Continuing operations .................................................   $       0.18    $       0.32    $       0.91
   Cumulative effect of change in accounting principle, net ..............          (0.15)             --              --
                                                                             ------------    ------------    ------------
     Net earnings ........................................................   $       0.03    $       0.32    $       0.91
                                                                             ============    ============    ============

Weighted average number of common shares outstanding:
   Basic .................................................................     10,255,928      12,622,689      13,742,581
   Diluted ...............................................................     11,068,583      13,481,683      14,208,565

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    YEARS ENDED MARCH 31, 2001, 2002 AND 2003
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                              ACCUMULATED
                                                   ADDITIONAL                    OTHER                                    TOTAL
                                           COMMON    PAID-IN    ACCUMULATED  COMPREHENSIVE   TREASURY   COMPREHENSIVE  SHAREHOLDERS'
                                            STOCK    CAPITAL      DEFICIT       INCOME         STOCK        INCOME       EQUITY
                                           ------  ----------  -----------   -------------   ---------- -------------  -------------
BALANCE AT MARCH 31, 2000, RESTATED .....  $   56  $   23,978   $   (1,030)  $        --     $     --                  $  23,004
Net earnings, restated ..................      --          --          327            --           --   $      327           327
Net unrealized gain on marketable
   equity securities ....................      --          --           --            35           --           35            35
                                                                                                        ----------
Total comprehensive income, restated ....                                                               $      362
                                                                                                        ==========
Repurchase of 112,500 shares of
   common stock .........................      --          --           --            --       (1,928)                    (1,928)
Issuance of 55,609 shares of common
   stock and 110,153 shares of
   treasury stock for benefit plans,
   net of tax benefit ...................       1         478       (1,201)           --        1,861                      1,139
Issuance of 39,895 shares of common
   stock upon exercise of warrants ......      --          --           --            --           --                         --
Issuance of 563,935 shares of common
   stock and 838 shares of treasury
   stock upon 10% stock dividend ........       6       9,863       (9,869)           --           --                         --
Issuance of 3,128,552 shares of
   common stock and 66 shares of
   treasury stock upon 3-for-2
   stock split ..........................      31         (31)          --            --           --                         --
Cash dividends ($0.08 per share) ........      --          --         (754)           --           --                       (754)
                                            -----  ----------   ----------    ----------   ----------                  ---------
BALANCE AT MARCH 31, 2001, RESTATED .....      94      34,288      (12,527)           35          (67)                    21,823
Net earnings, restated ..................      --          --        4,297            --           --   $    4,297         4,297
Net unrealized loss on marketable
   equity securities ....................      --          --           --           (35)                      (35)          (35)
                                                                                                        ----------
Total comprehensive income, restated ....                                                               $    4,262
                                                                                                        ==========
Repurchase of 287,500 shares of
   common stock .........................      --          --           --            --       (5,486)                    (5,486)
Issuance of 82,128 shares of common
   stock and 124,425 shares for
   benefit plans, net of tax benefit ....       1       1,820       (1,852)           --        2,649                      2,618

Issuance of 67,667 shares of common
   stock and 45,375 shares of treasury
   stock upon exercise of warrants ......      --          --         (667)           --          842                        175
Issuance of 1,263,626 shares of common
   stock upon 10% stock dividend ........      13      31,831      (31,868)           --           --                        (24)
Issuance of 341,854 shares of common
   stock upon acquisitions ..............       3      11,746           --            --           --                     11,749
Issuance of 2,750,000 shares of common
   stock upon secondary stock offering ..      28      82,373           --            --           --                     82,401
Cash dividends ($0.12 per share) ........      --          --       (1,527)           --           --                     (1,527)
                                            -----  ----------   ----------    ----------   ----------                  ---------
BALANCE AT MARCH 31, 2002, RESTATED .....     139     162,058      (44,144)           --       (2,062)                   115,991
Net earnings, restated ..................      --          --       12,969            --           --   $   12,969        12,969
Net unrealized loss on interest rate
   swap contract ........................      --          --           --          (158)          --         (158)         (158)
                                                                                                        ----------
Total comprehensive income, restated ....                                                               $   12,811
                                                                                                        ==========
Repurchase of 486,000 shares of common
   stock ................................      --          --           --            --       (5,644)                    (5,644)
Issuance of 38,828 shares of common
   stock and 197,720 shares for
   benefit plans, net of tax benefit ....       1         715       (1,768)           --        2,855                      1,803
Cash dividends ($0.13 per share) ........      --          --       (1,778)           --           --                     (1,778)
                                           ------  ----------   ----------    ----------   ----------                  ---------
BALANCE AT MARCH 31, 2003, RESTATED .....  $  140  $  162,773   $  (34,721)   $     (158)  $   (4,851)                 $ 123,183
                                           ======  ==========   ==========    ==========   ==========                  =========

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (RESTATED)

                                                                             YEARS ENDED MARCH 31,
                                                                  ------------------------------------------
                                                                      2001           2002           2003
                                                                  ------------   ------------   ------------
Cash flows from operating activities:
   Net earnings ................................................  $        327   $      4,297   $     12,969
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization .............................         4,615          3,911          8,306
     Inventory write-down ......................................            --            307             --
     Capitalized software write-down ...........................            --          1,941             --
     Deferred taxes ............................................        (1,245)          (571)         5,531
     Cumulative effect of change in accounting principle .......         1,655             --             --
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable .....................................           573          1,699         (5,613)
       Work in progress, less progress billings ................         1,497            (30)           163
       Prepaid expenses and other current assets ...............           126            (45)          (678)
       Other assets ............................................            60           (940)            36
       Accounts payable ........................................          (308)          (188)           478
       Accrued expenses and other liabilities ..................         2,063         (2,056)         7,621
       Income taxes payable ....................................           (18)         2,082            127
       Deferred revenue ........................................           (36)           940           (355)
       Other liabilities .......................................            --             --             91
                                                                  ------------   ------------   ------------
         Net cash provided by operating activities .............         9,309         11,347         28,676
                                                                  ------------   ------------   ------------
Cash flows from investing activities:
   Additions to property and equipment .........................        (1,819)        (1,606)        (4,516)
   Acquisitions, net of cash acquired ..........................            --       (102,477)       (20,052)
   Capitalized software development costs ......................        (2,766)        (2,357)        (2,123)
   Proceeds from maturity of short-term investments ............         3,000          5,365             --
   Proceeds from sale of short-term investments ................            --        233,097          4,000
   Purchases of short-term investments .........................        (4,505)      (234,126)        (4,000)
                                                                  ------------   ------------   ------------
     Net cash used in investing activities .....................        (6,090)      (102,104)       (26,691)
                                                                  ------------   ------------   ------------
Cash flows from financing activities:
   Dividends paid ..............................................          (472)        (1,396)        (1,649)
   Borrowings under long-term debt facility ....................            --         30,000             --
   Repayments under long-term debt facility ....................            --             --         (8,000)
   Repayments of capitalized lease obligations .................            --             --           (156)
   Issuance of common stock ....................................         1,072         83,903          1,442
   Repurchase of common stock ..................................        (1,928)        (5,486)        (5,644)
                                                                  ------------   ------------   ------------
     Net cash provided by (used in) financing activities .......        (1,328)       107,021        (14,007)
                                                                  ------------   ------------   ------------
     Net increase (decrease) in cash and cash equivalents ......         1,891         16,264        (12,022)
Cash and cash equivalents at beginning of year .................         3,276          5,167         21,431
                                                                  ------------   ------------   ------------
Cash and cash equivalents at end of year .......................  $      5,167   $     21,431   $      9,409
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

     (h) Revenue Recognition, Work in Progress and Deferred Revenue

Revenues from The Work Number are recognized in the period that they are earned, from transaction fees charged to users for verifications of employment history and income. Additionally, revenue for set up fees, monthly maintenance and employer conversion fees are recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria is recognized when those criteria are met. Human resources and benefits application services revenue is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period. Because of seasonal variations of our service offerings, a greater number of clients have services available to them from October through December than during any other period during the year. As a result, revenues in our third fiscal quarter are substantially higher than in the other three quarters of the year. Historically, over fifty percent of annual revenues in this revenue line have been recorded in the third quarter. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for professional services of customer premises systems are generally recognized as the services are performed. We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. Deferred revenue represents the unearned portion of The Work Number setup fees, as well as, Human Resources and Benefits Application Services, UC eXpress and maintenance fees. Commissions paid are deferred and expensed over the related service period.

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

                                                                               MARCH 31,
                                                              -------------------------------------------
                                                                  2001            2002           2003
                                                              ------------    ------------   ------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 (RESTATED FOR ALL PERIODS PRESENTED)

Net earnings, as reported .................................   $        327    $      4,297   $     12,969
Stock-based employee compensation cost, net of taxes ......            394             839            668
                                                              ------------    ------------   ------------
   Net earnings, pro forma ................................   $        (67)   $      3,458   $     12,301
                                                              ============    ============   ============
Basic earnings per share:
   Net earnings, as reported ..............................   $       0.03    $       0.34   $       0.94
   Stock-based employee compensation cost, net of taxes ...           0.04            0.07           0.04
                                                              ------------    ------------   ------------
     Net earnings, pro forma ..............................   $      (0.01)   $       0.27   $       0.90
                                                              ============    ============   ============

Diluted earnings per share:
   Net earnings, as reported ..............................   $       0.03    $       0.32   $       0.91
   Stock-based employee compensation cost, net of taxes ...           0.04            0.06           0.04
                                                              ------------    ------------   ------------
     Net earnings, pro forma ..............................   $      (0.01)   $       0.26   $       0.87
                                                              ============    ============   ============

The following table represents the above data, prior to restatement:

                                                                              MARCH 31,
                                                              ------------------------------------------
                                                                  2001           2002           2003
                                                              ------------   ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, as reported .................................   $        522   $      3,933   $     12,747
Stock-based employee compensation cost, net of taxes ......            394            839            668
                                                              ------------   ------------   ------------
   Net earnings, pro forma ................................   $        128   $      3,094   $     12,079
                                                              ============   ============   ============

Basic earnings per share:
   Net earnings, as reported ..............................   $       0.05   $       0.31   $       0.93
   Stock-based employee compensation cost, net of taxes ...           0.04           0.07           0.05
                                                              ------------   ------------   ------------
     Net earnings, pro forma ..............................   $       0.01   $       0.24   $       0.88
                                                              ============   ============   ============

Diluted earnings per share:
   Net earnings, as reported ..............................   $       0.05   $       0.29   $       0.90
   Stock-based employee compensation cost, net of taxes ...           0.04           0.06           0.05
                                                              ------------   ------------   ------------
     Net earnings, pro forma ..............................   $       0.01   $       0.23   $       0.85
                                                              ============   ============   ============

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

     (o) Litigation

We have legal contingencies that have a high degree of uncertainty. As described in Note 18, certain allegations have been made against us. We believe that liabilities for many of these matters are either not probable or not estimable and therefore, no reserves have been established for those matters. When a contingency becomes probable and estimable a reserve is established. We have established reserves for certain other matters. If these matters are resolved unfavorably, they could have a significant impact on our future results and liquidity. Legal costs are expensed as incurred.

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

(2) RESTATEMENT OF FINANCIAL STATEMENTS

We are restating certain historical financial statements as a result of adjustments related to our customer premises systems business. The restatement is necessary because a recent internal accounting review showed that certain revenues for customer premises systems contracts were recorded earlier than was appropriate under the percentage of completion methodology used for this line of business. Although we ultimately realized the revenues from the transactions under review, our financial results were not accurately presented, requiring the restatement. The resulting restatement affects fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal 2004.

Additionally, we corrected three errors related to bill and hold arrangements on hardware and software transactions arising out of the customer premises systems line of business during the fiscal years ended March 31, 2000 and 2001. The impact of these corrections resulted in revenues and related costs during fiscal 2000 and 2001 being recognized in different quarters than originally reported. However, such adjustments had no impact on the fiscal 2000 or 2001 results.

The restatement had practically no cumulative impact on our financial results or our financial condition. It had the effect of reducing revenues by $955,000 for fiscal years 1999, 2000 and 2001 and increasing revenues by a similar amount in fiscal years 2002 and 2003. The impact on the years presented, 2001, 2002 and 2003, was a reduction of revenue in 2001 of $358,000 and an increase of revenues in 2002 and 2003 of $610,000 and $384,000, respectively. In addition to the revenue adjustments, the related commissions associated with the revenues were adjusted accordingly and the income taxes provisions were amended to reflect the impact of these restatements. The annual impact to diluted earnings per share was a reduction to fiscal 1999 of $0.03, an increase to fiscal 2000 of $0.01, a reduction to fiscal 2001 of $0.02 and increases to fiscal 2002 and 2003 of $0.03 and $0.01, respectively.

Our review focused on contracts in which revenue was realized in fiscal 2000 and subsequent periods as reliable historical data was not available for earlier periods. Accordingly, our review included contracts for which services were initiated in periods prior to fiscal 2000. The review of certain contracts resulted in cumulative adjustments for periods prior to fiscal 2000 which have been attributed to fiscal 1999, the earliest fiscal period presented for financial disclosure purposes. While it is possible that certain of these adjustments related to periods prior to fiscal 1999, data was not available to accurately support the specific allocation to such prior periods. Such data was not available as we had modified our systems during fiscal 1999 and have not retained sufficient comparable data for contracts entered into prior to the modification. While further review may have resulted in adjustments to increase revenue in 2000 by decreasing revenues in prior periods, based on the review performed, management believes that further adjustments were not supportable.

The adjustments also impacted our balance sheet based on the respective revenue amounts resulting in a restatement of our work in progress and deferred revenues. In addition, accrued expenses were restated to give effect to the impact on accrued commissions and deferred income taxes were restated for the related tax effect. Financial statement data presented within Notes 1, 7, 11 and 14 has been restated to give effect to the adjustments.

The following tables indicate the impact of all restatements to our statements of operations and balance sheets. The restatements had no impact on our cash flows from operations, investing activities or financing activities.

                                                            AS PREVIOUSLY REPORTED                      AS RESTATED
                                                      ------------------------------------   -----------------------------------
                                                         2001         2002         2003         2001         2002        2003
                                                      ----------   ----------   ----------   ----------   ----------  ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues:
   Customer premises systems .......................  $    6,882   $    2,870   $    1,324   $    6,524   $    3,480  $    1,708
Cost of revenues:
   Customer premises systems .......................       5,790        2,652          997        5,790        2,652         997
Gross margin .......................................      18,813       23,265       66,891       18,455       23,875      67,275
Selling and marketing expenses .....................       8,374        8,516       19,692        8,346        8,552      19,715
Total operating expense ............................      15,753       18,597       44,872       15,725       18,633      44,895
Operating income (loss) ............................       3,060        4,668       22,019        2,730        5,242      22,380
Earnings (loss) from continuing operations before
   income tax expense and cumulative effect of
   change in accounting principle ..................       3,622        6,235       20,661        3,292        6,809      21,022
Income tax expense (benefit) .......................       1,481        2,302        7,914        1,346        2,512       8,053
Net earnings (loss) from continuing operations
   before cumulative effect of change in
   accounting principle ............................       2,141        3,933       12,747        1,946        4,297      12,969
Net earnings (loss) ................................         522        3,933       12,747          327        4,297      12,969

Basic earnings (loss) per share:
   Earnings (loss) from continuing operations
     before cumulative effect of  change
     in accounting principle .......................        0.21         0.31         0.93         0.19         0.34        0.94
   Net earnings (loss) .............................        0.05         0.31         0.93         0.03         0.34        0.94

Diluted earnings (loss) per share:
   Earnings (loss) from continuing operations
      before cumulative effect of  change
      in accounting principle ......................        0.20         0.29         0.90         0.18         0.32        0.91
   Net earnings (loss) .............................        0.05         0.29         0.90         0.03         0.32        0.91

BALANCE SHEET DATA:
Assets:
   Work in progress, less progress billings ........               $    1,377   $    1,091                $    1,278  $    1,115
   Deferred tax assets, net ........................                    2,948          556                     3,128         598
   Total current assets ............................                   41,669       33,260                    41,750      33,326
   Total assets ....................................                  179,738      172,729                   179,819     172,795
Liabilities and shareholders' equity:
   Accrued expenses and other liabilities ..........                   20,455       11,478                    20,427      11,473
   Deferred revenue ................................                    7,632        7,537                     7,878       7,523
   Total current liabilities .......................                   38,670       31,729                    38,888      31,710
   Total liabilities ...............................                   63,610       49,631                    63,828      49,612
   Accumulated deficit .............................                  (44,007)     (34,806)                  (44,144)    (34,721)
   Total shareholders' equity ......................                  116,128      123,098                   115,991     123,183

(3)  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                              MARCH 31,
                                                       ------------------------
                                                         2002             2003
                                                       --------        --------
                                                             (IN THOUSANDS)

        Accounts receivable........................    $ 15,028        $ 19,265
        Less allowance for doubtful accounts.......       2,559           1,183
                                                       --------        --------
                                                       $ 12,469        $ 18,082
                                                       ========        ========

Billings to customers are made in accordance with the terms of the individual contracts.

The following table represents activity within our allowance for doubtful accounts for the years ended March 31, 2001, 2002 and 2003:

                                          (IN THOUSANDS)

Balance at March 31, 2000 ..............  $        370
    Additions ..........................           462
    Write-offs .........................          (607)
                                          ------------
Balance at March 31, 2001 ..............           225
    Acquisitions .......................         2,379
    Additions ..........................           505
    Write-offs .........................          (550)
                                          ------------
Balance at March 31, 2002 ..............         2,559
    Additions ..........................           325
    Write-offs .........................        (1,701)
                                          ------------
Balance at March 31, 2003 ..............  $      1,183
                                          ============

(4)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                       RANGE OF
                                                       ESTIMATED             MARCH 31,
                                                     USEFUL LIVES   --------------------------
                                                       (IN YEARS)      2002          2003
                                                     ------------   ------------  ------------
                                                                         (IN THOUSANDS)

Computer equipment .................................       3-5      $     13,404  $     12,961
Office furniture and equipment .....................      5-10             1,315         1,502
Software ...........................................       3-5             2,074         5,811
Capitalized lease equipment ........................       3-5                --            37
Leasehold improvements .............................      3-10             3,882         4,055
                                                                    ------------  ------------
                                                                          20,675        24,366
Less accumulated depreciation and amortization .....                       9,318        14,051
                                                                    ------------  ------------
                                                                    $     11,357  $     10,315
                                                                    ============  ============

(5)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs and amortization of capitalized software development costs for the years ended March 31, 2001, 2002 and 2003 were as follows:

                                                                                  MARCH 31,
                                                                     ------------------------------------
                                                                       2001          2002          2003
                                                                     --------     ---------     ---------
                                                                               (IN THOUSANDS)
        Product development costs charged to general and
           administrative expenses...............................    $     405    $     381     $   1,503
                                                                     =========    =========     =========
        Amortization of capitalized software development costs
           charged to cost of revenues...........................    $   2,159    $   1,161     $   1,564
                                                                     =========    =========     =========
        Write-off of capitalized software development costs......    $      --    $   1,941     $      --
                                                                     =========    =========     =========

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

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

                                                                                         OTHER INTANGIBLE ASSETS
                                                                    ----------------------------------------------------------------
                                                                      CUSTOMER                    CUSTOMER        NON-       GROSS
                                                       GOODWILL         BASE        SOFTWARE       RECORDS      COMPETE      TOTAL
                                                     ------------   ------------  ------------   ----------   -----------  ---------
GROSS CARRYING VALUES:
   March 31, 2001 .................................  $         --   $         --  $         --   $       --   $        --  $      --
     Assets acquired ..............................       102,564         16,904           154        2,200            --     19,258
                                                     ------------   ------------  ------------   ----------   -----------  ---------
   March 31, 2002 .................................       102,564         16,904           154        2,200            --     19,258
     Adjust intangibles to final valuations .......          (618)           679          (154)         (16)          109        618
     Adjust acquired assets to final valuations ...           537             --            --           --            --         --
     Transaction costs ............................           986             --            --           --            --         --
     Ti3 acquisition additional consideration .....         2,000             --            --           --            --         --
                                                     ------------   ------------  ------------   ----------   -----------  ---------
   March 31, 2003 .................................  $    105,469   $     17,583  $         --   $    2,184   $       109  $  19,876
                                                     ============   ============  ============   ==========   ===========  =========

ACCUMULATED AMORTIZATION:
   March 31, 2001 .................................  $         --   $         --  $         --   $       --   $        --  $      --
     Amortization .................................            --             43            38            2            --         83
                                                     ------------   ------------  ------------   ----------   -----------  ---------
   March 31, 2002 .................................            --             43            38            2            --         83
     Amortization .................................            --          1,172           (38)         145            64      1,343
                                                     ------------   ------------  ------------   ----------   -----------  ---------
   March 31, 2003 .................................  $         --   $      1,215  $         --   $      147   $        64  $   1,426
                                                     ============   ============  ============   ==========   ===========  =========

Weighted average lives (in years) .................                        14.92                      15.00          3.00      14.86
                                                                    ============                 ==========   ===========  =========

Amortization of other intangible assets is projected to be $1.4 million for the fiscal year ended March 31, 2004 and $1.3 million for each of the fiscal years ended March 31, 2005 through 2008.

(7)  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities for the years ended March 31, 2002 and 2003 consist of the following:

                                                       MARCH 31,
                                              ---------------------------
                                                  2002           2003
                                              ------------   ------------
                                                     (IN THOUSANDS)

Compensation and benefits .................          2,004          5,836
Transition fees ...........................             --          2,977
Partner fees ..............................             --          1,027
Acquisition costs .........................         17,298             --
Other .....................................          1,125          1,633
                                              ------------   ------------
                                              $     20,427   $     11,473
                                              ============   ============

Prior to restatement, compensation and benefits and total accrued expenses were, in thousands, $2,032 and $20,455, respectively, for 2002 and $5,841 and $11,478, respectively, for 2003.

(8)  LONG-TERM DEBT

Long-term debt at March 31, 2002 and 2003 consisted of:

                                                               MARCH 31,
                                                        ----------------------
                                                          2002           2003
                                                        ---------     --------
                                                            (IN THOUSANDS)

        Borrowings under term note..................    $  30,000     $  22,000
             Less current portion...................        8,000        10,000
                                                        ---------     ---------
        Long-term debt..............................    $  22,000     $  12,000
                                                        =========     =========

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

(9) DERIVATIVE FINANCIAL INSTRUMENT

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

(10) LEASES

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

                                                           CAPITAL      OPERATING
                                                           LEASES        LEASES
                                                        ------------   ------------
                                                              (IN THOUSANDS)
Fiscal Year:
   2004 .............................................   $        131   $      4,330
   2005 .............................................             24          3,718
   2006 .............................................             --          3,548
   2007 .............................................             --          1,664
   2008 .............................................             --            341
   Thereafter .......................................             --            144
                                                        ------------   ------------
Total minimum lease payments ........................            155   $     13,745
                                                                       ============
   Less amount representing interest ................              3
                                                        ------------
Total present value of minimum capital lease payments            152
   Less current portion .............................            130
                                                        ------------
Long-term capital lease obligations .................   $         22
                                                        ============

(11) INCOME TAXES

Income tax expense consists of the following:

                                                                          MARCH 31,
                                                         --------------------------------------------
                                                             2001            2002            2003
                                                         ------------    ------------    ------------
                                                                        (IN THOUSANDS)
                                                             (RESTATED FOR EACH PERIOD PRESENTED)
Current:
   Federal ...........................................   $      3,006    $      2,412    $      2,214
   State and local ...................................            644             840             406
Deferred:
   Federal ...........................................         (1,905)           (518)          4,591
   State and local ...................................           (399)           (222)            842
                                                         ------------    ------------    ------------
     Income tax expense before discontinued operations          1,346           2,512           8,053
Discontinued operations ..............................             24              --              --
                                                         ------------    ------------    ------------
   Total income tax expense ..........................   $      1,370    $      2,512    $      8,053
                                                         ============    ============    ============

Prior to restatement, deferred federal, deferred state and local, and total income tax expense were recorded as, in thousands, $(1,786), $(383) and $1,505, respectively for 2001 and $(705), $(245) and $2,302, respectively for 2002 and $4,476, $818 and $7,914, respectively for 2003.

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings from continuing operations before income tax expense as a result of the following:

                                                                                           MARCH 31,
                                                                           -------------------------------------------
                                                                               2001           2002            2003
                                                                           ------------   ------------    ------------
                                                                                          (IN THOUSANDS)
                                                                               (RESTATED FOR EACH PERIOD PRESENTED)

Computed "expected" tax expense ........................................   $      1,119   $      2,315    $      7,147
Increase (decrease) in income taxes resulting from:
   State and local income taxes, net of federal income tax benefit .....            162            408             824
   Travel and entertainment ............................................             53             54              66
   Tax exempt interest .................................................             --           (302)             --
   Other, net ..........................................................             12             37              16
                                                                           ------------   ------------    ------------
                                                                           $      1,346   $      2,512    $      8,053
                                                                           ============   ============    ============

Prior to restatement, computed "expected" tax expense, increase from state and local income taxes and total income tax expense were recorded as, in thousands, $1,244, $172 and $1,481, respectively for 2001 and $2,119, $394 and $2,302, respectively for 2002 and $7,025, $807 and $7,914, respectively for 2003.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and 2003 are presented below:

                                                                               MARCH 31,
                                                                      --------------------------
                                                                         2002           2003
                                                                      -----------    -----------
                                                                           (IN THOUSANDS)
                                                                         (RESTATED FOR EACH
                                                                          PERIOD PRESENTED)
Deferred tax assets:
   Allowance for doubtful accounts .................................  $        54    $       184
   Intellectual property settlement ................................          551             --
   Restructuring charges ...........................................           --             54
   Accrual for compensated absences ................................           94            337
   Deferred revenue ................................................        2,545             42
   Net operating loss carryforwards ................................          542            228
   Differences in depreciation and amortization ....................          635            424
                                                                      -----------    -----------
     Total deferred tax assets .....................................        4,421          1,269
                                                                      -----------    -----------
Deferred tax liabilities:
   Differences in capitalized software development cost methods ....       (1,256)        (1,389)
   Differences in intangible asset amortization methods ............         (193)        (2,554)
   Differences in expense recognition methods ......................         (215)          (100)
                                                                      -----------    -----------
     Total deferred tax liabilities ................................       (1,664)        (4,043)
                                                                      -----------    -----------
     Net deferred tax assets (liabilities) .........................  $     2,757    $    (2,774)
                                                                      ===========    ===========

Prior to restatement, deferred revenue, total deferred tax assets and net deferred tax assets (liabilities) were recorded as, in thousands, $2,365, $4,241 and $2,577, respectively for 2002 and $0, $1,227 and $(2,816), respectively for 2003.

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

(12)  RESTRUCTURING AND OTHER CHARGE

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

(13)  SHAREHOLDERS' EQUITY

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

Activity under the plans for the three years ended March 31, 2003 is as follows:

                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                                                                           SHARES      EXERCISE PRICE
                                                                                         -----------   --------------
      Outstanding at March 31, 2000.................................................       1,097,038         3.43
         Granted....................................................................         321,303         8.51
         Cancelled..................................................................         (56,858)        5.35
         Exercised..................................................................        (229,075)        2.56
                                                                                         -----------
      Outstanding at March 31, 2001.................................................       1,132,408         4.98
         Granted....................................................................         446,502        23.25
         Cancelled..................................................................          (6,029)       17.16
         Exercised..................................................................        (175,038)        4.03
                                                                                         -----------
      Outstanding at March 31, 2002.................................................       1,397,843        10.88
         Granted....................................................................         507,375        16.31
         Cancelled..................................................................        (133,928)       12.77
         Exercised..................................................................        (170,992)        3.96
                                                                                         -----------
      Outstanding at March 31, 2003.................................................       1,600,298        13.18
                                                                                         ===========

                                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   --------------------------------------------------  ------------------------------
                                                    WEIGHTED AVERAGE
                                                        REMAINING       WEIGHTED                          WEIGHTED
                                    NUMBER OF       CONTRACTUAL LIFE     AVERAGE        NUMBER OF          AVERAGE
     RANGE OF EXERCISE PRICE         SHARES              (YEARS)      EXERCISE PRICE     SHARES        EXERCISE PRICE
    ---------------------------    ----------     ------------------  ---------------  -----------     --------------
    $   0.00  --    3.12.......        191,651            4.3            $  2.78         131,379           $ 2.72
        3.12  --    6.23.......        274,168            5.9               4.20         165,424             4.14
        6.23  --    9.35.......        227,710            7.1               8.30          83,575             8.29
        9.35  --   12.46.......         40,892            7.1              11.27          10,892            10.47
       12.46  --   15.58.......          1,000            9.5              14.02              --               --
       15.58  --   18.69.......        489,625            9.0              16.63           6,000            16.90
       18.69  --   21.81.......         10,325            8.3              19.91           3,330            19.73
       21.81  --   24.92.......        243,926            7.9              22.90          57,585            22.86
       24.92  --   28.04.......        110,001            8.1              25.20          22,000            25.20
       28.04  --   31.15.......         11,000            8.3              31.15           2,200            31.15
                                   -----------                                        ----------
                                     1,600,298                                           482,385
                                   ===========                                        ==========

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

 (14)  BUSINESS SEGMENTS

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. Prior to our acquisitions in March 2002, we only had one reportable segment. Effective March 27, 2002, we had two reportable segments:
Payroll-Based Services and Software and Unemployment Cost Management Services.

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

     o        Intangible asset amortization expense; and

     o        Executive overhead expenses

Summarized financial information concerning our reportable operating segments are shown in the following table for the periods indicated:

                                                PAYROLL-BASED   UNEMPLOYMENT COST
                                                 SERVICES AND      MANAGEMENT
                                                   SOFTWARE         SERVICES        UNALLOCATED        TOTAL
                                                --------------  ----------------- --------------    --------------
                                                                  (IN THOUSANDS)
                                                                    (RESTATED)
   MARCH 31, 2001
   Revenues .................................   $       38,655   $           --   $           --    $       38,655
   Income from operations ...................            2,730               --               --             2,730
   Total assets .............................           33,620               --               --            33,620
   Depreciation and amortization ............            4,615               --               --             4,615
   Capital expenditures .....................            1,819               --               --             1,819

   MARCH 31, 2002
   Revenues .................................   $       44,314   $          848   $           --    $       45,162
   Income from operations ...................            5,088              154               --             5,242
   Total assets .............................           52,184          127,635               --           179,819
   Depreciation and amortization ............            3,801              110               --             3,911
   Capital expenditures .....................            1,606               --               --             1,606

   MARCH 31, 2003
   Revenues .................................   $       51,469   $       74,645               --    $      126,114
   Income from operations ...................           16,379           12,806           (6,805)           22,380
   Total assets .............................           10,104           38,772          123,919           172,795
   Depreciation and amortization ............            3,942            3,020            1,344             8,306
   Capital expenditures .....................            2,134            2,382               --             4,516

Prior to restatement, Payroll-Based Services and Software revenues, income from operations and total assets were recorded as, in thousands, $39,013, $3,060 and $33,434 for 2001, $43,704, $4,514 and $52,103 for 2002 and $51,085, $16,018 and
$10,038 for 2003, respectively.

(15)  DISCONTINUED OPERATIONS

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

(16)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(17)  EMPLOYEE BENEFIT PLAN

We sponsor a profit-sharing/401(k) plan. The plan covers substantially all of our employees. We make contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. Total expense under the plan for the years ended March 31, 2001, 2002 and 2003 was $305,000, $322,000 and $762,000,
respectively.

(18)  COMMITMENTS AND CONTINGENCIES

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

We intend to defend vigorously against the plaintiffs' claims, although we are engaged in settlement discussions. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who recently resigned) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our prior restatement. We and the individuals have filed separate responses to the Wells letter. Since the time of the Wells submissions, the Commission is continuing its investigation of our accounting for certain items, including those which were the subject of the restatements discussed below. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against us and/or the individuals. The application of any of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

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

COMMITMENTS AND CONTINGENCIES UPDATE (UNAUDITED)

As discussed above, on May 20, 2002, we and the Individual Defendants filed a motion to dismiss the lawsuits, and the underwriter defendants filed a separate motion to dismiss. The plaintiffs filed their opposition to the motions to dismiss on June 19, 2002. The defendants' reply memoranda in support of the motions to dismiss were filed on July 9, 2002. The District Court issued a Memorandum and Order on March 31, 2003 granting in part and denying in part the motion to dismiss. The Court's Order dismissed the plaintiffs' claims under
Section 10(b) and 20(a) of the Exchange Act of 1934. The plaintiffs were granted leave to file an amended Consolidated Complaint on or before May 30, 2003.

On May 29, 2003, plaintiffs in the several pending securities lawsuits filed an Amended Consolidated Complaint ("Amended Complaint"). The Amended Complaint amends the original Complaint by adding allegations pertaining to our December 2002 restatement of financials and expanding the Putative Class Period to include all persons who purchased or otherwise acquired shares of our common stock between April 25, 2001 and November 14, 2002 ("Amended Putative Class Period"). The Amended Complaint alleges, among other things, that certain statements in the registration statement and prospectus for our August 2001 secondary common stock offering, as well as other statements made by us and/or the Individual Defendants during the Amended Putative Class Period, were materially false and misleading because we capitalized instead of expensed $1.6 million related to a patent technology license agreement executed in March 2001; expensed approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001; improperly recognized revenue and expenses during the Amended Putative Class Period; and miscalculated diluted earnings per share during the Amended Putative Class Period. All of these matters were the subject of our 2002 restatement of financials described in our Form 10-K/A for the year ended March 31, 2002. The Amended Complaint also alleges, as did the original Complaint, that we did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The Amended Complaint seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper. On July 30, 2003, the defendants filed a motion to dismiss the Amended Complaint. On September 26, 2003, plaintiffs filed their opposition to the motion to dismiss. On October 29, 2003, defendants filed their reply in support of the motion to dismiss. The Court has not yet ruled on the motion.

As described above, we have filed restated financial statements herewith and have announced that we are restating financial results for the fiscal years ended March 31, 1999 through March 31, 2003 and for the first two quarters of fiscal 2004. In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this new restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this new restatement. We cannot predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully above in Note 8, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatements discussed above or the SEC investigation discussed below or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

(19)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest totaled $0, $0 and $1.3 million for the years ended March 31, 2001, 2002 and 2003, respectively. Cash paid during the year for income taxes totaled $2.7 million, $1.0 million and $2.5 million for the years ended March 31, 2001, 2002 and 2003, respectively.

(20)  RELATED PARTY TRANSACTION

James W. Canfield, the son of our Chairman, President and Chief Executive Officer, is employed in a non-executive position with our Company as the manager of ePayroll business development. Mr. Canfield has a current annual salary of $95,000 and is eligible for a bonus of approximately $19,000 based upon certain performance goals. This bonus can decrease or increase based on the percentage achievement of these performance goals. Mr. Canfield is also eligible annually for an award of 2,500 stock options. Both the bonus and stock option awards are granted under standard corporate compensation plans and are consistent with payments made to managers at Mr. Canfield's level. For fiscal 2003, Mr. Canfield received $91,350 in salary, $12,800 in bonus and 2,500 stock options for his services to the Company.

(21)  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

(22)  SUBSEQUENT EVENT

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

(23)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly data is set forth in the following table on a restated basis. The revenues for customer premises systems business have been restated to give effect to the impact of adjustments to contract revenues as discussed in
Note 2. The revenue impact of the restatement is set forth below for each of the respective quarterly summaries, net of the related commissions and income taxes which were adjusted to give effect to the restated revenue.

                                                                                                FISCAL 2002
                                                                           ------------------------------------------------------
                                                                             JUNE 30,    SEPT. 30,        DEC. 31,      MARCH 31,
                                                                              2001          2001            2001          2002
                                                                           -----------   -----------    -----------   -----------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
   AS RESTATED:
       Total revenues ....................................................       9,536        10,030         14,203        11,392
       Gross margin ......................................................       4,436         4,472          8,951         6,016
       Net earnings (loss) ...............................................         595        (1,298)         3,437         1,563

        Basic earnings (loss) per share:
           Earnings (loss) from continuing operations before cumulative
              effect of change in accounting principle ...................        0.06         (0.10)          0.25          0.11
           Net earnings (loss) ...........................................        0.06         (0.10)          0.25          0.11

        Diluted earnings (loss) per share:
           Earnings (loss) from continuing operations before cumulative
              effect of change in accounting principle ...................        0.05         (0.10)          0.24          0.11
           Net earnings (loss) ...........................................        0.05         (0.10)          0.24          0.11

   IMPACT OF RESTATEMENT ON:
       Total revenues ....................................................          35           134            222           219
       Net earnings (loss) ...............................................          20            78            134           132
       Diluted earnings (loss) per share .................................        0.00          0.01           0.01          0.01


                                                                                                FISCAL 2003
                                                                          -----------------------------------------------------
                                                                            JUNE 30,     SEPT. 30,     DEC. 31,      MARCH 31,
                                                                             2002          2002          2002          2003
                                                                          -----------   -----------   -----------   -----------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
   AS RESTATED:
       Total revenues .................................................        28,706        29,761        33,858        33,788
       Gross margin ...................................................        14,508        15,076        18,994        18,696
       Net earnings (loss) ............................................         2,124         2,544         4,243         4,058

        Basic earnings (loss) per share:
           Earnings (loss) from continuing operations before cumulative
              effect of change in accounting principle ................          0.15          0.18          0.31          0.30
           Net earnings (loss) ........................................          0.15          0.18          0.31          0.30

        Diluted earnings (loss) per share:
           Earnings (loss) from continuing operations before cumulative
              effect of change in accounting principle ................          0.15          0.18          0.30          0.29
           Net earnings (loss) ........................................          0.15          0.18          0.30          0.29

   IMPACT OF RESTATEMENT ON:
       Total revenues .................................................            85           114           127            58
       Net earnings (loss) ............................................            49            66            73            34
       Diluted earnings (loss) per share ..............................          0.00          0.00          0.01          0.00

On April 22, 2003, we sold substantially all of the assets of our human resources and benefits application services business. See Note 22 of the notes to consolidated financial statements. During July 2001 we acquired Ti3, Inc. and during March 2002, we acquired Frick and the GM Unemployment Compensation Business.

                                    PART III

ITEM 14.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer and Assistant Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Annual Report. Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer and Assistant Secretary concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Except as described below, there was no change in our internal control over financial reporting during the fourth fiscal quarter for the fiscal year ended March 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that while our management, including the Chairman, President and Chief Executive Officer and the Chief Financial Officer and Assistant Secretary, believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In January 2004, we announced that we were restating certain historical financial statements as a result of adjustments related to our customer premises systems business. The restatement is necessary because a recent internal accounting review showed that certain revenues for customer premises systems contracts were recorded earlier than was appropriate under the percentage of completion methodology used for this line of business. Although we ultimately realized the revenues from the transactions under review, our financial results were not accurately presented, requiring the restatement. The resulting restatement affects fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal 2004.

Additionally, we corrected three errors related to bill and hold arrangements on hardware and software transactions arising out of the customer premises systems line of business during the fiscal years ended March 31, 2000 and 2001. The impact of these corrections resulted in revenues and related costs during fiscal 2000 and 2001 being recognized in different quarters than originally reported. However, such adjustments had no impact on the fiscal 2000 or 2001 results.

Our review focused on contracts in which revenue was realized in fiscal 2000 and subsequent periods as reliable historical data was not available for earlier periods. Accordingly, our review included contracts for which services were initiated in periods prior to fiscal 2000. The review of certain contracts resulted in cumulative adjustments for periods prior to fiscal 2000 which have been attributed to fiscal 1999, the earliest fiscal period presented for financial disclosure purposes. While it is possible that certain of these adjustments related to periods prior to fiscal 1999, data was not available to accurately support the specific allocation to such prior periods. Such data was not available as we had modified our systems during fiscal 1999 and have not retained sufficient comparable data for contracts entered into prior to the modification. While further review may have resulted in adjustments to increase revenue in 2000 by decreasing revenues in prior periods, based on the review performed, management believes that further adjustments were not supportable.

In addition, we announced the resignation of Executive Vice President Craig N. Cohen. Mr. Cohen had previously served as chief financial officer from January 1994 to May 2003 and as vice president of application services and software from May 1999 to May 2003.


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

                              TALX CORPORATION

                              By:   /s/ WILLIAM W. CANFIELD
                                    -------------------------------------------
                              Chairman, President and Chief Executive Officer (Principal Executive Officer)
                              January 21, 2004


                              By:   /s/ L. KEITH GRAVES
                                    -------------------------------------------
                              Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer) January 21, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
      2.1      Asset Purchase Agreement between Gates, McDonald & Company and
               Garcia Acquisition Sub, Inc. dated as of March 27, 2002,
               incorporated by reference to Exhibit 2.1 to our Current Report on
               Form 8-K filed April 2, 2002 +

      2.2      Escrow Agreement by and among Garcia Acquisition Sub, Inc.,
               Gates, McDonald & Company and LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit
               2.2 to our Current Report on Form 8-K filed April 2, 2002

      2.3      Acquisition Agreement by and among the James E. Frick Profit
               Sharing and Employee Stock Ownership Plan and the principal holders of options to acquire capital stock of James E. Frick, Inc. and TALX Corporation dated as of March 27, 2002, incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed April 2, 2002 +

      2.4      Escrow Agreement by and among TALX Corporation, Falcon, LLC and
               UMB Bank, N.A. dated as of March 27, 2002, incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed
               April 2, 2002

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

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
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

     10.16     Loan Agreement among LaSalle Bank National Association, Southwest
               Bank of St. Louis and TALX Corporation dated as of March 27,
               2002, incorporated by reference to Exhibit 10.1 to our Current
               Report on Form 8-K filed April 2, 2002 +

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

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
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

     10.28 Guaranty executed and delivered by James E. Frick, Inc. in favor of LaSalle Bank National Association dated as of March 27, 2002, incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed April 2, 2002

     10.29 Form of Warrant to Purchase Common Stock dated as of May 7, 1999 issued by TALX Corporation to AGE Investments, Inc., incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3 (File No. 333-63690)

     10.30     First Amendment to Loan Agreement, among LaSalle Bank National
               Association, Southwest Bank of St. Louis and TALX Corporation dated as of July 29, 2002, incorporated by reference to Exhibit
               10.30 to our original Annual Report on Form 10-K for the period ended March 31, 2003 (File No. 000-21465)

     10.31     Second Amendment to Loan Agreement, among LaSalle Bank National
               Association, Southwest Bank of St. Louis and TALX Corporation dated as of January 27, 2003, incorporated by reference to
               Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended December 31, 2002 (File No. 000-21465)

     10.32 Employment Agreement between TALX Corporation and Mr. Graves, incorporated by reference to Exhibit 10.32 to our original Annual
               Report on Form 10-K for the period ended March 31, 2003 (File No.
               000-21465) ++

     11.1      Statement regarding computation of Per Share Earnings

     21.1      Subsidiaries of TALX Corporation, incorporated by reference to
               Exhibit 21.1 to our Annual Report on Form 10-K filed July 1, 2002

     23.1      Consent of KPMG LLP

     31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
     32.1      Chief Executive Officer Certification pursuant to Rule 13a-14(b)
               under the Exchange Act and 18 U.S.C. Section 1350

     32.2 Chief Financial Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

----------

+ TALX Corporation undertakes to furnish supplementally a copy of any schedule to the Securities Exchange Commission upon request.

++       Represents management contract or compensatory plan or arrangement.

* Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.