Form 10-Q/A
period 2003-06-30
TALX CORP
filed 2004-01-21
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Exhibit Index is on page 32.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2003 and June 30, 2003...........................   3

             Consolidated Statements of Earnings for the Three Months Ended June 30, 2002 and 2003........   4

             Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2003......   5

             Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................  28

Item 4.   Controls and Procedures.........................................................................  28


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................  30

Item 2.   Changes in Securities and Use of Proceeds.......................................................  30

Item 3.   Defaults Upon Senior Securities.................................................................  30

Item 4.   Submission of Matters to a Vote of Securities Holders...........................................  30

Item 5.   Other Information...............................................................................  30

Item 6.   Exhibits and Reports on Form 8-K................................................................  30

Signatures     ...........................................................................................  31


                                EXPLANATORY NOTE

TALX Corporation is filing this Form 10-Q/A for the quarter ended June 30, 2003 to reflect the restatement of its unaudited consolidated financial statements as of June 30, 2003 and for the three months ended June 30, 2002 and 2003. See the financial statements and Note 1 thereto included herein for a description of the restatement. This Form 10-Q/A also includes disclosures relating to material developments in certain matters discussed in Note 9 - Commitments and Contingencies. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing; any such disclosure as of the date of filing of the Company's Form 10-Q for the quarter ended June 30, 2003 is contained in such report. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)
                                   (restated)


                                                                              MARCH 31,       JUNE 30,
                                                                                2003            2003
                                                                            ------------    ------------
                                                                                             (unaudited)

                               ASSETS
Current assets:
    Cash and cash equivalents                                               $      9,409    $      2,930
    Short term investments                                                            --           2,275
    Accounts receivable, net                                                      18,082          16,694
    Work in progress, less progress billings                                       1,115           1,653
    Prepaid expenses and other current assets                                      4,122           4,828
    Deferred tax assets, net                                                         598             648
                                                                            ------------    ------------
      Total current assets                                                        33,326          29,028
Property and equipment, net                                                       10,315           9,477
Capitalized software development costs, net                                        3,804           2,449
Goodwill                                                                         105,469         105,563
Other intangibles, net                                                            18,450          18,110
Net assets of business held for sale                                                  --             429
Other assets                                                                       1,431           1,371
                                                                            ------------    ------------
                                                                            $    172,795    $    166,427
                                                                            ============    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $      1,560    $      1,533
    Accrued expenses and other liabilities                                        11,473          10,183
    Dividends payable                                                                542             538
    Current portion of capitalized lease obligations                                 130              96
    Current portion of long term debt                                             10,000          10,500
    Income taxes payable                                                             482             987
    Deferred revenue                                                               7,523           3,034
                                                                            ------------    ------------
      Total current liabilities                                                   31,710          26,871
Deferred tax liabilities, net                                                      3,372           3,867
Capitalized lease obligations                                                         22              18
Long term debt                                                                    12,000           9,000
Other long term liabilities                                                        2,508           2,530
                                                                            ------------    ------------
      Total liabilities                                                           49,612          42,286
                                                                            ------------    ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and
      no shares issued or outstanding at March 31, 2003 and June 30, 2003             --              --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,948,542 shares at March 31, 2003
      and June 30, 2003                                                              140             140
    Additional paid-in capital                                                   162,773         162,801
    Accumulated deficit                                                          (34,721)        (32,720)
    Accumulated other comprehensive income:
      Unrealized loss on interest rate swap contract, net of tax of $99
           at March 31, 2003 and $111 at June 30, 2003                              (158)           (176)
    Treasury stock, at cost, 409,231 shares at March 31, 2003 and
      465,166 shares at June 30, 2003                                             (4,851)         (5,904)
                                                                            ------------    ------------
         Total shareholders' equity                                              123,183         124,141
                                                                            ------------    ------------
                                                                            $    172,795    $    166,427
                                                                            ============    ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                            (restated and unaudited)


                                                           THREE MONTHS ENDED JUNE 30,
                                                          ----------------------------
                                                              2002            2003
                                                          ------------    ------------

Revenues:
    The Work Number services                              $      7,617    $     10,943
    Unemployment cost management services                       18,039          18,183
    Customer premises systems                                      672              --
    Maintenance and support                                        933           1,015
                                                          ------------    ------------
      Total revenues                                            27,261          30,141
                                                          ------------    ------------
Cost of revenues:
    The Work Number services                                     2,815           3,333
    Unemployment cost management services                        9,260           9,723
    Customer premises systems                                      339              --
    Maintenance and support                                        196             332
                                                          ------------    ------------
      Total cost of revenues                                    12,610          13,388
                                                          ------------    ------------
      Gross margin                                              14,651          16,753
                                                          ------------    ------------
Operating expenses:
    Selling and marketing                                        4,731           6,027
    General and administrative                                   5,855           6,017
                                                          ------------    ------------
      Total operating expenses                                  10,586          12,044
                                                          ------------    ------------
      Operating income                                           4,065           4,709
                                                          ------------    ------------
Other income (expense), net:
    Interest income                                                 24              23
    Interest expense                                              (355)           (295)
    Other, net                                                      --               3
                                                          ------------    ------------
      Total other income (expense), net                           (331)           (269)
                                                          ------------    ------------
      Earnings from continuing operations before
         income tax expense                                      3,734           4,440
Income tax expense                                               1,437           1,709
                                                          ------------    ------------
      Earnings from continuing operations                        2,297           2,731
Discontinued operations:
    Earnings (loss) from discontinued operations, net
      of income taxes                                             (173)             80
                                                          ------------    ------------
Net earnings                                              $      2,124    $      2,811
                                                          ============    ============


Basic earnings (loss) per share:
    Continuing operations                                 $       0.17    $       0.20
    Discontinued operations                                      (0.02)           0.01
                                                          ------------    ------------
      Net earnings                                        $       0.15    $       0.21
                                                          ============    ============

Diluted earnings (loss) per share
    Continuing operations                                 $       0.16    $       0.19
    Discontinued operations                                      (0.01)           0.01
                                                          ------------    ------------
      Net earnings                                        $       0.15    $       0.20
                                                          ============    ============


Weighted average number of shares outstanding - basic       13,862,717      13,507,758
                                                          ============    ============
Weighted average number of shares outstanding - diluted     14,399,979      14,023,878
                                                          ============    ============


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                            (restated and unaudited)


                                                                       THREE MONTHS ENDED JUNE 30,
                                                                      ----------------------------
                                                                           2002           2003
                                                                      ------------    ------------
Cash flows from operating activities:
    Net earnings                                                       $     2,124    $     2,811
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                       1,977          2,036
         Deferred taxes                                                        298            445
         Net assets of business held for sale                                   --           (123)
         Change in assets and liabilities, excluding those acquired:
           Trade receivables                                                 1,007          1,388
           Work in progress, less progress billings                             92         (1,037)
           Prepaid expenses and other current assets                          (451)          (600)
           Other assets                                                          8             (2)
           Accounts payable                                                     (2)           (27)
           Accrued expenses and other liabilities                              564         (1,512)
           Income taxes payable                                                395            517
           Deferred revenue                                                  1,030           (861)
           Other noncurrent liabilities                                         25             22
                                                                       -----------    -----------
              Net cash provided by operating activities                      7,067          3,057
                                                                       -----------    -----------
Cash flows from investing activities:
    Additions to property and equipment                                     (1,566)        (1,023)
    Acquisitions, net of cash received                                     (15,101)            --
    Deposit associated with acquisition                                         --         (1,596)
    Purchases of short-term investments                                         --         (3,975)
    Sales of short-term investments                                             --          1,700
    Capitalized software development costs                                    (484)          (266)
                                                                       -----------    -----------
              Net cash used in investing activities                        (17,151)        (5,160)
                                                                       -----------    -----------
Cash flows from financing activities:
    Issuance of common stock                                                   736            499
    Purchases of treasury stock                                                 --         (1,795)
    Repayments of capitalized lease obligations                                (39)           (38)
    Repayments of long term debt                                            (2,000)        (2,500)
    Dividends paid                                                            (413)          (542)
                                                                       -----------    -----------
              Net cash used in financing activities                         (1,716)        (4,376)
                                                                       -----------    -----------
              Net decrease in cash and cash equivalents                    (11,800)        (6,479)
Cash and cash equivalents at beginning of period                            21,431          9,409
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $     9,631    $     2,930
                                                                       ===========    ===========


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

Our consolidated balance sheet at March 31, 2003 was obtained from our audited balance sheet, as restated, as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2003, or in the case of restated amounts, as indicated within this Form 10-Q.

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

The restatement had practically no cumulative impact on our financial results or our financial condition. It had the effect of reducing revenues by $955,000 for fiscal years 1999, 2000 and 2001 and increasing revenues by a similar amount in fiscal years 2002 and 2003. In addition to the revenue adjustments, the related commissions associated with the revenues were adjusted accordingly and the income taxes provisions were amended to reflect the impact of these restatements. The annual impact to diluted earnings per share was a reduction to fiscal 1999 of $0.03, an increase to fiscal 2000 of $0.01, a reduction to fiscal 2001 of $0.02 and increases to fiscal 2002 and 2003 of $0.03 and $0.01, respectively. There was no impact to diluted earnings per share for the first two quarters of fiscal 2004.

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

                                                               AS PREVIOUSLY REPORTED                  AS RESTATED
                                                           ------------------------------    ------------------------------
                                                             THREE MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                                           ------------------------------    ------------------------------
                                                               2002             2003             2002             2003
                                                           -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:
    Revenues:
       The Work Number services                            $       7,617    $      10,943    $       7,617    $      10,943
       Unemployment cost management services                      18,039           18,183           18,039           18,183
       Customer premises systems                                     587               --              672               --
       Maintenance and support                                       933            1,053              933            1,015
                                                           -------------    -------------    -------------    -------------
         Total revenues                                           27,176           30,179           27,261           30,141
                                                           -------------    -------------    -------------    -------------
    Cost of revenues:
       The Work Number services                                    2,815            3,333            2,815            3,333
       Unemployment cost management services                       9,260            9,723            9,260            9,723
       Customer premises systems                                     339               --              339               --
       Maintenance and support                                       196              332              196              332
                                                           -------------    -------------    -------------    -------------
         Total cost of revenues                                   12,610           13,388           12,610           13,388
                                                           -------------    -------------    -------------    -------------
         Gross margin                                             14,566           16,791           14,651           16,753
                                                           -------------    -------------    -------------    -------------
    Operating expenses:
       Selling and marketing                                       4,726            6,029            4,731            6,027
       General and administrative                                  5,855            6,017            5,855            6,017
                                                           -------------    -------------    -------------    -------------
         Total operating expenses                                 10,581           12,046           10,586           12,044
                                                           -------------    -------------    -------------    -------------
         Operating income                                          3,985            4,745            4,065            4,709
                                                           -------------    -------------    -------------    -------------
    Other income (expense), net:
       Interest income                                                24               23               24               23
       Interest expense                                             (355)            (295)            (355)            (295)
       Other, net                                                     --                3               --                3
                                                           -------------    -------------    -------------    -------------
         Total other income (expense), net                          (331)            (269)            (331)            (269)
                                                           -------------    -------------    -------------    -------------
         Earnings from continuing operations before
           income tax expense                                      3,654            4,476            3,734            4,440
    Income tax expense                                             1,406            1,723            1,437            1,709
                                                           -------------    -------------    -------------    -------------
         Earnings from continuing operations                       2,248            2,753            2,297            2,731
    Discontinued operations:
       Earnings (loss) from discontinued operations, net
         of income taxes                                            (173)              80             (173)              80
                                                           -------------    -------------    -------------    -------------
    Net earnings                                           $       2,075    $       2,833    $       2,124    $       2,811
                                                           =============    =============    =============    =============


    Basic earnings (loss) per share:
       Continuing operations                               $        0.16    $        0.20    $        0.17    $        0.20
       Discontinued operations                                     (0.01)            0.01            (0.02)            0.01
                                                           -------------    -------------    -------------    -------------
         Net earnings                                      $        0.15    $        0.21    $        0.15    $        0.21
                                                           =============    =============    =============    =============

    Diluted earnings (loss) per share
       Continuing operations                               $        0.15    $        0.20    $        0.16    $        0.19
       Discontinued operations                                     (0.01)              --            (0.01)              --
                                                           -------------    -------------    -------------    -------------
         Net earnings                                      $        0.14    $        0.20    $        0.15    $        0.20
                                                           =============    =============    =============    =============

                                                                               AS PREVIOUSLY REPORTED        AS RESTATED
                                                                               ----------------------    ----------------------
                                                                               MARCH 31,     JUNE 30,    MARCH 31,     JUNE 30,
                                                                                 2003         2003         2003         2003
                                                                               ---------    ---------    ---------    ---------
Balance Sheet Data:
                                  ASSETS
    Current assets:
      Cash and cash equivalents                                                $   9,409    $   2,930    $   9,409    $   2,930
      Short term investments                                                          --        2,275           --        2,275
      Accounts receivable, net                                                    18,082       16,694       18,082       16,694
      Work in progress, less progress billings                                     1,091        1,644        1,115        1,653
      Prepaid expenses and other current assets                                    4,122        4,828        4,122        4,828
      Deferred tax assets, net                                                       556          592          598          648
                                                                               ---------    ---------    ---------    ---------
         Total current assets                                                     33,260       28,963       33,326       29,028
    Property and equipment, net                                                   10,315        9,477       10,315        9,477
    Capitalized software development costs, net                                    3,804        2,449        3,804        2,449
    Goodwill                                                                     105,469      105,563      105,469      105,563
    Other intangibles, net                                                        18,450       18,110       18,450       18,110
    Net assets of business held for sale                                              --          429           --          429
    Other assets                                                                   1,431        1,371        1,431        1,371
                                                                               ---------    ---------    ---------    ---------
                                                                               $ 172,729    $ 166,362    $ 172,795    $ 166,427
                                                                               =========    =========    =========    =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                         $   1,560    $   1,533    $   1,560    $   1,533
      Accrued expenses and other liabilities                                      11,478       10,190       11,473       10,183
      Dividends payable                                                              542          538          542          538
      Current portion of capitalized lease obligations                               130           96          130           96
      Current portion of long term debt                                           10,000       10,500       10,000       10,500
      Income taxes payable                                                           482          987          482          987
      Deferred revenue                                                             7,537        3,026        7,523        3,034
                                                                               ---------    ---------    ---------    ---------
         Total current liabilities                                                31,729       26,870       31,710       26,871
    Deferred tax liabilities, net                                                  3,372        3,867        3,372        3,867
    Capitalized lease obligations                                                     22           18           22           18
    Long term debt                                                                12,000        9,000       12,000        9,000
    Other long term liabilities                                                    2,508        2,530        2,508        2,530
                                                                               ---------    ---------    ---------    ---------
         Total liabilities                                                        49,631       42,285       49,612       42,286
                                                                               ---------    ---------    ---------    ---------
    Commitments and contingencies
    Shareholders' equity:
      Preferred stock, $.01 par value; authorized 5,000,000 shares and
         no shares issued or outstanding at March 31, 2003 and June 30, 2003          --           --           --           --
      Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,948,542 shares at March 31, 2003
         and June 30, 2003                                                           140          140          140          140
      Additional paid-in capital                                                 162,773      162,801      162,773      162,801
      Accumulated deficit                                                        (34,806)     (32,784)     (34,721)     (32,720)
      Accumulated other comprehensive income:
         Unrealized loss on interest rate swap contract, net of tax of $99
              at March 31, 2003 and $111 at June 30, 2003                           (158)        (176)        (158)        (176)
      Treasury stock, at cost, 409,231 shares at March 31, 2003 and
         465,166 shares at June 30, 2003                                          (4,851)      (5,904)      (4,851)      (5,904)
                                                                               ---------    ---------    ---------    ---------
            Total shareholders' equity                                           123,098      124,077      123,183      124,141
                                                                               ---------    ---------    ---------    ---------
                                                                               $ 172,729    $ 166,362    $ 172,795    $ 166,427
                                                                               =========    =========    =========    =========

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

As a result of our restatement discussed in Note 1 above, there were no changes to total cash flows from operating activities, investing activities or financing activities.

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

                                                                              OTHER INTANGIBLE ASSETS
                                                             ------------------------------------------------------
                                                               CUSTOMER       CUSTOMER          NON-
                                               GOODWILL      RELATIONSHIPS     RECORDS        COMPETE       TOTAL
                                               ---------     -------------    --------        --------     --------
  GROSS CARRYING VALUES:
   March 31, 2003.........................     $ 105,469       $  17,583      $  2,184        $    109     $ 19,876
     Incremental acquisition..............            94              --            --              --           --
                                               ---------       ---------      --------        --------     --------
   June 30, 2003..........................     $ 105,563       $  17,583      $  2,184        $    109     $ 19,876
                                               =========       =========      ========        ========     ========

ACCUMULATED AMORTIZATION:
   March 31, 2003.........................     $      --       $   1,215      $    147        $     64     $  1,426
     Amortization.........................            --             295            36               9          340
                                               ---------       ---------      --------        --------     --------
   June 30, 2003..........................     $      --       $   1,510      $    183        $     73     $  1,766
                                               =========       =========      ========        ========     ========

Weighted average lives (in years).........                         14.92          15.00           3.00        14.86
                                                               =========      =========       ========     ========

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

NOTE 8 - BUSINESS SEGMENTS

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. During our prior fiscal year, we had identified two reportable segments: Payroll-Based Services and Software (which included The Work Number Services, Human Resources and Benefits Application Services and Customer Premises Systems and the related Maintenance and Support) and Unemployment Cost Management Services (which included our UC eXpressSM services suite).

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

The following represents the net assets of business held for sale at June 30, 2003, in thousands:

                            DESCRIPTION                                AMOUNT
                            -----------                              ---------
Work in progress, less progress billings.........................    $     499
Prepaid expenses and other current assets........................        1,710
Property and equipment, net......................................          633
Capitalized software development costs, net......................        1,215
Deferred revenue.................................................       (3,628)
                                                                     ---------
                                                                     $     429
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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



You should read this discussion together with the financial statements and other financial information included in this Form 10-Q/A and in our Annual Report, as amended, on Form 10-K/A for the year ended March 31, 2003. However, as described above in Note 1 to the Unaudited Consolidated Financial Statements, which is incorporated by reference herein, we have decided to restate certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes as of June 30, 2003 and for the quarterly periods ended June 30, 2002 and 2003 has been restated from its original presentation in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended March 31, 2003 which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth, cash flows and anticipated improvements in gross margin and general and administrative expense as a percentage of revenues of the unemployment cost management business. All statements other than statements of historical facts included in this Form 10-Q/A are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:

   (1) the risks associated with pending litigation, investigations, and possible future proceedings as a result of our recent financial statement restatements;

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

See Item 1 "Business-Risk Factors" in our Annual Report on Form 10-K/A for the year ended March 31, 2003, for a more detailed description of these and other risk factors. You should read this report and the risk factors in our Annual Report on Form 10-K/A completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:

                                                                           THREE MONTHS         PERCENTAGE CHANGE
                                                                          ENDED JUNE 30,           THREE MONTHS
                                                                     ------------------------     ENDED JUNE 30,
                                                                       2002           2003        2003 OVER 2002
                                                                     --------       ---------   -----------------
                                                                     (Dollars in thousands)
                                                                           (restated)
REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services.................................         $  7,617        $ 10,943           43.7%
   Unemployment cost management services....................           18,039          18,183            0.8
   Customer premises systems................................              672              --            *
   Maintenance and support..................................              933           1,015            8.8
                                                                     --------        --------
     Total revenues.........................................         $ 27,261        $ 30,141           10.6
                                                                     ========        ========
Gross margin:
   The Work Number services.................................         $  4,802        $  7,610           58.5%
   Unemployment cost management services....................            8,779           8,460           (3.6)
   Customer premises systems................................              333              --            *
   Maintenance and support..................................              737             683           (7.3)
                                                                     --------        --------
     Total gross margin.....................................         $ 14,651        $ 16,753           14.3
                                                                     ========        ========

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services....................................             63.0%           69.5%
Unemployment cost management services.......................             48.7            46.5
Customer premises systems...................................             49.6              --
Maintenance and support.....................................             79.0            67.3

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services.................................             27.9%           36.3%          43.7%
   Unemployment cost management services....................             66.2            60.3            0.8
   Customer premises systems................................              2.5              --            *
   Maintenance and support..................................              3.4             3.4            8.8
                                                                       ------          ------
     Total revenues.........................................            100.0           100.0           10.6
Cost of revenues............................................             46.3            44.4            6.2
                                                                       ------          ------
Gross margin................................................             53.7            55.6           14.3
                                                                       ------          ------
Operating expenses:
   Selling and marketing....................................             17.4            20.0           27.4
   General and administrative...............................             21.4            20.0            2.8
                                                                       ------          ------
     Total operating expenses...............................             38.8            40.0           13.8
                                                                       ------          ------
Operating income............................................             14.9            15.6           15.8
Other income (expense), net.................................             (1.2)           (0.9)         (18.7)
                                                                       ------          ------
   Earnings from continuing operations before income
    tax expense.............................................             13.7            14.7           18.9
Income tax expense..........................................              5.3             5.7           18.9
                                                                       ------          ------
     Earnings from continuing operations....................              8.4             9.0           18.9
Earnings (loss) from discontinued operations, net of tax                 (0.6)            0.3            *
                                                                       ------          ------
Net earnings................................................              7.8%            9.3%          32.3%
                                                                       ======          ======

     * - not meaningful.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues. Total revenues increased 10.6% to $30.1 million in the first quarter of fiscal 2004 from $27.3 million in the first quarter of fiscal 2003.

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

Revenues from customer premises systems decreased to $0 in the first quarter of fiscal 2004 from $672,000 in the first quarter of fiscal 2003. We are no longer selling these systems.

Revenues from maintenance and support increased 8.8% to $1.0 million in the first quarter of 2004 from $933,000 in the first quarter of fiscal 2003 due to additional revenue generated through services provided to clients that were outside of our standard maintenance agreements. This increase was partially offset by lower standard maintenance revenues caused by a shrinking client base. We anticipate revenues will decrease over time from current quarter levels as our installed base continues to shrink as supported systems approach the end of their life cycle.

Gross Margin. Gross margin increased 14.3% to $16.8 million in the first quarter of fiscal 2004 from $14.7 million in the first quarter of fiscal 2003. As a percentage of total revenues, gross margin increased to 55.6% in the first quarter of fiscal 2004 from 53.7% in the first quarter of fiscal 2003.

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

Customer premises systems gross margin decreased to $0 in the first quarter of fiscal 2004 from $333,000, or 49.6% of corresponding revenue, in the first quarter of fiscal 2003. We are no longer selling these systems.

Maintenance and support gross margin decreased 7.3% to $683,000, or 67.3% of corresponding revenue, in the first quarter of fiscal 2004, from $737,000, or 79.0% of corresponding revenue, in the first quarter of fiscal 2003. The decrease in gross margin and gross margin percentage is due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Also, we incurred additional personnel costs related to providing additional services outside of our standard maintenance agreement.

Selling and Marketing Expenses. Selling and marketing expenses increased 27.4% to $6.0 million in the first quarter of fiscal 2004 from $4.7 million in the first quarter of fiscal 2003. As a percentage of revenues, such expenses increased to 20.0% in the first quarter of fiscal 2004 from 17.4% in the first quarter of fiscal 2003. These increases are due to increased costs related to our recent reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in the first quarter of fiscal 2004 as we increased our efforts to market to high volume verifiers of The Work
Number database. We expect to see selling and marketing expenses, as a percentage of revenues, decrease slightly from current levels throughout the year as we continue to consolidate the sales and service teams.

General and Administrative Expenses. General and administrative expenses increased 2.8% to $6.0 million in the first quarter of fiscal 2004 from $5.9 million in the first quarter of fiscal 2003. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 20.0% in the first quarter of fiscal 2004 from 21.5% in the first quarter of fiscal 2003. This decrease is due primarily to improved leveraging of personnel and infrastructure costs. Also, we experienced cost savings as we consolidated certain back office functions related to our acquisitions from March 2002.

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

Our working capital was $1.6 million at March 31, 2003 and $2.2 million at June 30, 2003. Total working capital increased during the three months ended June 30, 2003 due principally to the sale of our human resource and benefits application services business, which had net negative working capital at March 31, 2003. Based on cash and cash equivalents on hand, together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

Our accounts receivable decreased from $18.1 million at March 31, 2003 to $16.7 million at June 30, 2003, due primarily to a higher level of billings during the last quarter of fiscal 2003 compared to the first quarter of fiscal 2004.

Our capital expenditures were $1.0 million during the three months ended June 30, 2003. These capital expenditures were principally for computer equipment and integrating the operational infrastructure for our unemployment cost management services business. At June 30, 2003, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 15 to 21 months, as we continue to integrate the operations of our acquisitions.

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

As described above, we are filing herewith restated financial statements and, on January 5, 2004, announced that we are restating financial statements for the fiscal years ended March 31, 1999 through March 30, 2003 and for the first two quarters of fiscal 2004. In December 2002, we restated our financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this new restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this new restatement. We cannot predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully above under Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatements discussed above or the SEC investigation discussed above or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be harmed.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including our Chairman, President and Chief Executive Officer and Chief Financial Officer and Assistant Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and Chief Financial Officer and Assistant Secretary concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information contained in Note 9 of our Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

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



                                       TALX CORPORATION


Date:   January 21, 2004               By:        /s/  WILLIAM W. CANFIELD
                                          --------------------------------------
                                                     William W. Canfield
                                                   Chairman, President and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

Date:   January 21, 2004               By:             /s/  L. KEITH GRAVES
                                          --------------------------------------
                                                       L. Keith Graves
                                                 Chief Financial Officer and
                                                     Assistant Secretary
                                                  (Principal Financial and
                                                     Accounting Officer)

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

   10.1           Employment Agreement between TALX Corporation and Mr.
                  Hoffmann, incorporated by reference to Exhibit 10.1 to our original Form 10-Q for the period ended June 30, 2003 (File
                  No. 000-21465) +

   10.2           Third Amendment to Loan Agreement, among LaSalle Bank National
                  Association, Southwest Bank of St. Louis and TALX Corporation effective as of June 30, 2003, incorporated by reference to
                  Exhibit 10.2 to our original Form 10-Q for the period ended
                  June 30, 2003 (File No. 000-21465)

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

----------

     +  Represents management contract or compensatory plan or arrangement