Form 10-Q/A
period 2003-09-30
TALX CORP
filed 2004-01-21
CIK 917524

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

Exhibit Index is on page 36.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                         PART I - FINANCIAL INFORMATION
                                         ------------------------------

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2003 and September 30, 2003......................   3

             Consolidated Statements of Earnings for the Three and Six Months Ended
             September 30, 2002 and 2003..................................................................   4

             Consolidated Statements of Cash Flows for the Six Months Ended
             September 30, 2002 and 2003..................................................................   5

             Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................  32

Item 4.   Controls and Procedures.........................................................................  32


                                          PART II - OTHER INFORMATION
                                          ---------------------------

Item 1.   Legal Proceedings...............................................................................  34

Item 2.   Changes in Securities and Use of Proceeds.......................................................  34

Item 3.   Defaults Upon Senior Securities.................................................................  34

Item 4.   Submission of Matters to a Vote of Securities Holders...........................................  34

Item 5.   Other Information...............................................................................  34

Item 6.   Exhibits and Reports on Form 8-K................................................................  34

Signatures     ...........................................................................................  35

                                EXPLANATORY NOTE

TALX Corporation is filing this Form 10-Q/A for the quarter ended September 30, 2003 to reflect the restatement of its unaudited consolidated financial statements as of September 30, 2003 and for the three and six months ended September 30, 2002 and 2003. See the financial statements and Note 1 thereto included herein for a description of the restatement. This Form 10-Q/A also includes disclosures relating to material developments in certain matters discussed in Note 12 - Commitments and Contingencies. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing; any such disclosure as of the date of filing of the Company's Form 10-Q for the quarter ended September 30, 2003 is contained in such report. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                        TALX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (dollars in thousands, except share information)
                                   (restated)


                                                                                 MARCH 31,     SEPTEMBER 30,
                                                                                   2003            2003
                                                                               ------------    ------------
                                                                                                (unaudited)

                                             ASSETS
Current assets:
    Cash and cash equivalents                                                  $      9,409    $      3,654
    Short term investments                                                             --             2,275
    Accounts receivable, net                                                         18,082          16,558
    Work in progress, less progress billings                                          1,115           1,072
    Prepaid expenses and other current assets                                         4,122           3,164
    Deferred tax assets, net                                                            598             668
                                                                               ------------    ------------
       Total current assets                                                          33,326          27,391
Property and equipment, net                                                          10,315           9,524
Capitalized software development costs, net                                           3,804           2,330
Goodwill                                                                            105,469         106,624
Other intangibles, net                                                               18,450          18,107
Net assets of business held for sale                                                   --               475
Other assets                                                                          1,431           1,313
                                                                               ------------    ------------
                                                                               $    172,795    $    165,764
                                                                               ============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $      1,560    $        933
    Accrued expenses and other current liabilities                                   11,473          11,795
    Dividends payable                                                                   542             676
    Current portion of capitalized lease obligations                                    130              35
    Current portion of long term debt                                                10,000          11,000
    Income taxes payable                                                                482             543
    Deferred revenue                                                                  7,523           3,600
                                                                               ------------    ------------
       Total current liabilities                                                     31,710          28,582
Deferred tax liabilities, net                                                         3,372           4,369
Capitalized lease obligations, less current portion                                      22            --
Long term debt, less current portion                                                 12,000           2,753
Other non-current liabilities                                                         2,508           2,553
                                                                               ------------    ------------
       Total liabilities                                                             49,612          38,257
                                                                               ------------    ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and no
       shares issued or outstanding at March 31, 2003 and September 30, 2003           --              --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued
       13,948,542 shares at March 31, 2003 and September 30, 2003                       140             140
    Additional paid-in capital                                                      162,773         162,930
    Accumulated deficit                                                             (34,721)        (30,271)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of tax of $99
            at March 31, 2003 and $65 at September 30, 2003                            (158)           (103)
    Treasury stock, at cost, 409,231 shares at March 31, 2003 and
       402,906 shares at September 30, 2003                                          (4,851)         (5,189)
                                                                               ------------    ------------
          Total shareholders' equity                                                123,183         127,507
                                                                               ------------    ------------
                                                                               $    172,795    $    165,764
                                                                               ============    ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                            (restated and unaudited)


                                                          THREE MONTHS ENDED SEPT. 30,     SIX MONTHS ENDED SEPT. 30,
                                                          ----------------------------    ----------------------------
                                                              2002            2003            2002            2003
                                                          ------------    ------------    ------------    ------------
Revenues:
    The Work Number services                              $      8,573    $     11,627    $     16,189    $     22,570
    Unemployment cost management services                       17,939          18,701          35,978          36,885
    Customer premises systems                                      427               -           1,099               -
    Maintenance and support                                        916           1,220           1,849           2,235
                                                          ------------    ------------    ------------    ------------
       Total revenues                                           27,855          31,548          55,115          61,690
                                                          ------------    ------------    ------------    ------------
Cost of revenues:
    The Work Number services                                     3,018           3,093           5,833           6,426
    Unemployment cost management services                        9,511          10,035          18,771          19,759
    Customer premises systems                                      237               -             576               -
    Maintenance and support                                        179             328             376             659
                                                          ------------    ------------    ------------    ------------
       Total cost of revenues                                   12,945          13,456          25,556          26,844
                                                          ------------    ------------    ------------    ------------
       Gross margin                                             14,910          18,092          29,559          34,846
                                                          ------------    ------------    ------------    ------------
Operating expenses:
    Selling and marketing                                        4,167           5,895           8,894          11,920
    General and administrative                                   6,247           6,623          12,102          12,639
                                                          ------------    ------------    ------------    ------------
       Total operating expenses                                 10,414          12,518          20,996          24,559
                                                          ------------    ------------    ------------    ------------
       Operating income                                          4,496           5,574           8,563          10,287
                                                          ------------    ------------    ------------    ------------
Other income (expense), net:
    Interest income                                                 31              13              55              37
    Interest expense                                              (409)           (239)           (765)           (534)
    Other, net                                                       -               1               -               4
                                                          ------------    ------------    ------------    ------------
       Total other income (expense), net                          (378)           (225)           (710)           (493)
                                                          ------------    ------------    ------------    ------------
       Earnings from continuing operations before
          income tax expense                                     4,118           5,349           7,853           9,794
Income tax expense                                               1,575           2,086           3,012           3,796
                                                          ------------    ------------    ------------    ------------
       Earnings from continuing operations                       2,543           3,263           4,841           5,998
Discontinued operations:
    Earnings (loss) from discontinued operations, net
       of income taxes                                               1              22            (172)            100
                                                          ------------    ------------    ------------    ------------
Net earnings                                              $      2,544    $      3,285    $      4,669    $      6,098
                                                          ============    ============    ============    ============


Basic earnings (loss) per share:
    Continuing operations                                 $       0.18    $       0.24    $       0.35    $       0.44
    Discontinued operations                                       0.00            0.00           (0.01)           0.01
                                                          ------------    ------------    ------------    ------------
       Net earnings                                       $       0.18    $       0.24    $       0.34    $       0.45
                                                          ============    ============    ============    ============

Diluted earnings (loss) per share:
    Continuing operations                                 $       0.18    $       0.23    $       0.34    $       0.42
    Discontinued operations                                       0.00            0.00           (0.01)           0.01
                                                          ------------    ------------    ------------    ------------
       Net earnings                                       $       0.18    $       0.23    $       0.33    $       0.43
                                                          ============    ============    ============    ============


Weighted average number of shares outstanding - basic       13,787,004      13,528,326      13,824,861      13,518,042
                                                          ============    ============    ============    ============
Weighted average number of shares outstanding - diluted     14,237,195      14,300,567      14,318,587      14,162,222
                                                          ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                            (restated and unaudited)


                                                                         SIX MONTHS ENDED SEPT. 30,
                                                                        ----------------------------
                                                                            2002            2003
                                                                        ------------    ------------
Cash flows from operating activities:
    Net earnings                                                        $      4,669    $      6,098
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                        3,951           4,012
          Deferred taxes                                                         966             927
          Net assets of business held for sale                                     -            (101)
          Change in assets and liabilities, excluding those acquired:
             Accounts receivable, net                                            529           1,690
             Work in progress, less progress billings                             84            (456)
             Prepaid expenses and other current assets                          (640)           (428)
             Other assets                                                         11              (3)
             Accounts payable                                                    268            (627)
             Accrued expenses and other current liabilities                    2,763             144
             Income taxes payable                                               (435)             27
             Deferred revenue                                                  1,171            (297)
             Other non-current liabilities                                        49              45
                                                                        ------------    ------------
                Net cash provided by operating activities                     13,386          11,031
                                                                        ------------    ------------
Cash flows from investing activities:
    Additions to property and equipment                                       (2,634)         (2,242)
    Acquisitions, net of cash received                                       (19,937)         (1,626)
    Purchases of short-term investments                                       (4,000)         (3,975)
    Proceeds from sale of short-term investments                               4,000           1,700
    Capitalized software development costs                                      (948)           (501)
                                                                        ------------    ------------
                Net cash used in investing activities                        (23,519)         (6,644)
                                                                        ------------    ------------
Cash flows from financing activities:
    Issuance of common stock                                                   1,099           1,113
    Purchase of common stock                                                  (3,449)         (1,795)
    Repayments of capitalized lease obligations                                  (77)           (117)
    Repayments under long-term debt facility                                  (4,000)         (8,263)
    Dividends paid                                                              (830)         (1,080)
                                                                        ------------    ------------
                Net cash used in financing activities                         (7,257)        (10,142)
                                                                        ------------    ------------
                Net decrease in cash and cash equivalents                    (17,390)         (5,755)
Cash and cash equivalents at beginning of period                              21,431           9,409
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $      4,041    $      3,654
                                                                        ============    ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

Our consolidated balance sheet at March 31, 2003 was obtained from our audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2003, or in the case of restated amounts, as indicated within this Form 10-Q/A.

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

The adjustments also impacted our balance sheet based on the respective revenue amounts resulting in a restatement of our work in progress and deferred revenues. In addition, accrued expenses were restated to give effect to the impact on accrued commissions and deferred income taxes were restated for the related tax effect. Financial statement data presented within Notes 2, 4 and 10 has been restated to give effect to the adjustments.

The following tables indicate the impact of all restatements to our statements of operations and balance sheets. The restatements had no impact on our cash flows from operations, investing activities or financing activities.

                                                              AS PREVIOUSLY REPORTED               AS RESTATED
                                                           ------------------------------------------------------------
                                                           THREE MONTHS ENDED SEPT. 30,    THREE MONTHS ENDED SEPT. 30,
                                                           ----------------------------    ----------------------------
                                                               2002            2003            2002            2003
                                                           ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
     Revenues:
       The Work Number services                            $      8,573    $     11,627    $      8,573    $     11,627
       Unemployment cost management services                     17,939          18,701          17,939          18,701
       Customer premises systems                                    313            --               427            --
       Maintenance and support                                      916           1,198             916           1,220
                                                           ------------    ------------    ------------    ------------
          Total revenues                                         27,741          31,526          27,855          31,548
                                                           ------------    ------------    ------------    ------------
     Cost of revenues:
       The Work Number services                                   3,018           3,093           3,018           3,093
       Unemployment cost management services                      9,511          10,035           9,511          10,035
       Customer premises systems                                    237            --               237            --
       Maintenance and support                                      179             328             179             328
                                                           ------------    ------------    ------------    ------------
          Total cost of revenues                                 12,945          13,456          12,945          13,456
                                                           ------------    ------------    ------------    ------------
          Gross margin                                           14,796          18,070          14,910          18,092
                                                           ------------    ------------    ------------    ------------
     Operating expenses:
       Selling and marketing                                      4,160           5,894           4,167           5,895
       General and administrative                                 6,247           6,623           6,247           6,623
                                                           ------------    ------------    ------------    ------------
          Total operating expenses                               10,407          12,517          10,414          12,518
                                                           ------------    ------------    ------------    ------------
          Operating income                                        4,389           5,553           4,496           5,574
                                                           ------------    ------------    ------------    ------------
     Other income (expense), net:
       Interest income                                               31              13              31              13
       Interest expense                                            (409)           (239)           (409)           (239)
       Other, net                                                  --                 1            --                 1
                                                           ------------    ------------    ------------    ------------
          Total other income (expense), net                        (378)           (225)           (378)           (225)
                                                           ------------    ------------    ------------    ------------
          Earnings from continuing operations before
             income tax expense                                   4,011           5,328           4,118           5,349
     Income tax expense                                           1,534           2,078           1,575           2,086
                                                           ------------    ------------    ------------    ------------
          Earnings from continuing operations                     2,477           3,250           2,543           3,263
     Discontinued operations:
       Earnings (loss) from discontinued operations, net
          of income taxes                                             1              22               1              22
                                                           ------------    ------------    ------------    ------------
     Net earnings                                          $      2,478    $      3,272    $      2,544    $      3,285
                                                           ============    ============    ============    ============


     Basic earnings (loss) per share:
       Continuing operations                               $       0.18    $       0.24    $       0.18    $       0.24
       Discontinued operations                                     0.00            0.00            0.00            0.00
                                                           ------------    ------------    ------------    ------------
          Net earnings                                     $       0.18    $       0.24    $       0.18    $       0.24
                                                           ============    ============    ============    ============

     Diluted earnings (loss) per share
       Continuing operations                               $       0.17    $       0.23    $       0.18    $       0.23
       Discontinued operations                                     0.00            0.00            0.00            0.00
                                                           ------------    ------------    ------------    ------------
          Net earnings                                     $       0.17    $       0.23    $       0.18    $       0.23
                                                           ============    ============    ============    ============

                                                              AS PREVIOUSLY REPORTED                AS RESTATED
                                                           ----------------------------    ----------------------------
                                                            SIX MONTHS ENDED SEPT. 30,      SIX MONTHS ENDED SEPT. 30,
                                                           ----------------------------    ----------------------------
                                                               2002            2003            2002            2003
                                                           ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
     Revenues:
       The Work Number services                            $     16,189    $     22,570    $     16,189    $     22,570
       Unemployment cost management services                     35,978          36,885          35,978          36,885
       Customer premises systems                                    900               -           1,099               -
       Maintenance and support                                    1,849           2,251           1,849           2,235
                                                           ------------    ------------    ------------    ------------
          Total revenues                                         54,916          61,706          55,115          61,690
                                                           ------------    ------------    ------------    ------------
     Cost of revenues:
       The Work Number services                                   5,833           6,426           5,833           6,426
       Unemployment cost management services                     18,771          19,759          18,771          19,759
       Customer premises systems                                    576               -             576               -
       Maintenance and support                                      376             659             376             659
                                                           ------------    ------------    ------------    ------------
          Total cost of revenues                                 25,556          26,844          25,556          26,844
                                                           ------------    ------------    ------------    ------------
          Gross margin                                           29,360          34,862          29,559          34,846
                                                           ------------    ------------    ------------    ------------
     Operating expenses:
       Selling and marketing                                      8,883          11,924           8,894          11,920
       General and administrative                                12,102          12,639          12,102          12,639
                                                           ------------    ------------    ------------    ------------
          Total operating expenses                               20,985          24,563          20,996          24,559
                                                           ------------    ------------    ------------    ------------
          Operating income                                        8,375          10,299           8,563          10,287
                                                           ------------    ------------    ------------    ------------
     Other income (expense), net:
       Interest income                                               55              37              55              37
       Interest expense                                            (765)           (534)           (765)           (534)
       Other, net                                                     -               4               -               4
                                                           ------------    ------------    ------------    ------------
          Total other income (expense), net                        (710)           (493)           (710)           (493)
                                                           ------------    ------------    ------------    ------------
          Earnings from continuing operations before
             income tax expense                                   7,665           9,806           7,853           9,794
     Income tax expense                                           2,940           3,800           3,012           3,796
                                                           ------------    ------------    ------------    ------------
          Earnings from continuing operations                     4,725           6,006           4,841           5,998
     Discontinued operations:
       Earnings (loss) from discontinued operations, net
          of income taxes                                          (172)            100            (172)            100
                                                           ------------    ------------    ------------    ------------
     Net earnings                                          $      4,553    $      6,106    $      4,669    $      6,098
                                                           ============    ============    ============    ============


     Basic earnings (loss) per share:
       Continuing operations                               $       0.34    $       0.44    $       0.35    $       0.44
       Discontinued operations                                    (0.01)           0.01           (0.01)           0.01
                                                           ------------    ------------    ------------    ------------
          Net earnings                                     $       0.33    $       0.45    $       0.34    $       0.45
                                                           ============    ============    ============    ============

     Diluted earnings (loss) per share
       Continuing operations                               $       0.33    $       0.42    $       0.34    $       0.42
       Discontinued operations                                    (0.01)           0.01           (0.01)           0.01
                                                           ------------    ------------    ------------    ------------
          Net earnings                                     $       0.32    $       0.43    $       0.33    $       0.43
                                                           ============    ============    ============    ============

                                                                          AS PREVIOUSLY REPORTED              AS RESTATED
                                                                      ----------------------------    ----------------------------
                                                                        MARCH 31,     SEPTEMBER 30,     MARCH 31,     SEPTEMBER 30,
                                                                          2003            2003            2003            2003
                                                                      ------------    ------------    ------------    ------------
BALANCE SHEET DATA:
                                         ASSETS
  Current assets:
    Cash and cash equivalents                                         $      9,409    $      3,654    $      9,409    $      3,654
    Short term investments                                                    --             2,275            --             2,275
    Accounts receivable, net                                                18,082          16,558          18,082          16,558
    Work in progress, less progress billings                                 1,091           1,054           1,115           1,072
    Prepaid expenses and other current assets                                4,122           3,164           4,122           3,164
    Deferred tax assets, net                                                   556             620             598             668
                                                                      ------------    ------------    ------------    ------------
       Total current assets                                                 33,260          27,325          33,326          27,391
  Property and equipment, net                                               10,315           9,524          10,315           9,524
  Capitalized software development costs, net                                3,804           2,330           3,804           2,330
  Goodwill                                                                 105,469         106,624         105,469         106,624
  Other intangibles, net                                                    18,450          18,107          18,450          18,107
  Net assets of business held for sale                                        --               475            --               475
  Other assets                                                               1,431           1,313           1,431           1,313
                                                                      ------------    ------------    ------------    ------------
                                                                      $    172,729    $    165,698    $    172,795    $    165,764
                                                                      ============    ============    ============    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                  $      1,560    $        933    $      1,560    $        933
    Accrued expenses and other current liabilities                          11,478          11,801          11,473          11,795
    Dividends payable                                                          542             676             542             676
    Current portion of capitalized lease obligations                           130              35             130              35
    Current portion of long term debt                                       10,000          11,000          10,000          11,000
    Income taxes payable                                                       482             543             482             543
    Deferred revenue                                                         7,537           3,605           7,523           3,600
                                                                      ------------    ------------    ------------    ------------
       Total current liabilities                                            31,729          28,593          31,710          28,582
  Deferred tax liabilities, net                                              3,372           4,369           3,372           4,369
  Capitalized lease obligations, less current portion                           22            --                22            --
  Long term debt, less current portion                                      12,000           2,753          12,000           2,753
  Other non-current liabilities                                              2,508           2,553           2,508           2,553
                                                                      ------------    ------------    ------------    ------------
       Total liabilities                                                    49,631          38,268          49,612          38,257
                                                                      ------------    ------------    ------------    ------------
  Commitments and contingencies
  Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000
       shares and no shares issued or outstanding at March 31,
       2003 and September 30, 2003                                            --              --              --              --
    Common stock, $.01 par value; authorized 30,000,000
       shares, issued 13,948,542 shares at March 31, 2003 and
       September 30, 2003                                                      140             140             140             140
    Additional paid-in capital                                             162,773         162,930         162,773         162,930
    Accumulated deficit                                                    (34,806)        (30,348)        (34,721)        (30,271)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of
            tax of $99 at March 31, 2003 and $65 at September
            30, 2003                                                          (158)           (103)           (158)           (103)
    Treasury stock, at cost, 409,231 shares at March 31, 2003 and
       402,906 shares at September 30, 2003                                 (4,851)         (5,189)         (4,851)         (5,189)
                                                                      ------------    ------------    ------------    ------------
          Total shareholders' equity                                       123,098         127,430         123,183         127,507
                                                                      ------------    ------------    ------------    ------------
                                                                      $    172,729    $    165,698    $    172,795    $    165,764
                                                                      ============    ============    ============    ============

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

                                                     THREE MONTHS ENDED SEPT. 30,     SIX MONTHS ENDED SEPT. 30,
                                                     ----------------------------    ----------------------------
                                                         2002            2003            2002            2003
                                                     ------------    ------------    ------------    ------------
BASIC EARNINGS (LOSS) PER SHARE:
Actual shares outstanding - beginning of period ..     13,942,553      13,948,542      13,909,714      13,948,542
Weighted average number of common shares issued,
   net of treasury stock .........................       (155,549)       (420,216)        (84,853)       (430,500)
                                                     ------------    ------------    ------------    ------------
Weighted average number of common shares .........     13,787,004      13,528,326      13,824,861      13,518,042
                                                     ============    ============    ============    ============
   outstanding - end of period

Net earnings (loss) - restated:
   Continuing operations .........................   $  2,543,000    $  3,263,000    $  4,841,000    $  5,998,000
   Discontinued operations .......................          1,000          22,000        (172,000)        100,000
                                                     ------------    ------------    ------------    ------------
     Net earnings ................................   $  2,544,000    $  3,285,000    $  4,669,000    $  6,098,000
                                                     ============    ============    ============    ============

Basic earnings (loss) per common share - restated:
   Continuing operations .........................   $       0.18    $       0.24    $       0.35    $       0.44
   Discontinued operations .......................           0.00            0.00           (0.01)           0.01
                                                     ------------    ------------    ------------    ------------
     Net earnings ................................   $       0.18    $       0.24    $       0.34    $       0.45
                                                     ============    ============    ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:
Actual shares outstanding - beginning of period ..     13,942,553      13,948,542      13,909,714      13,948,542
Weighted average number of common shares issued,
   net of treasury stock .........................        294,642         352,025         408,873         213,680
                                                     ------------    ------------    ------------    ------------
Weighted average number of common shares
   outstanding - end of period ...................     14,237,195      14,300,567      14,318,587      14,162,222
                                                     ============    ============    ============    ============

Net earnings (loss) - restated:
   Continuing operations .........................   $  2,543,000    $  3,263,000    $  4,841,000    $  5,998,000
   Discontinued operations .......................          1,000          22,000        (172,000)        100,000
                                                     ------------    ------------    ------------    ------------
     Net earnings ................................   $  2,544,000    $  3,285,000    $  4,669,000    $  6,098,000
                                                     ============    ============    ============    ============

Basic earnings (loss) per common share - restated:
   Continuing operations .........................   $       0.18    $       0.23    $       0.34    $       0.42
   Discontinued operations .......................           0.00            0.00           (0.01)           0.01
                                                     ------------    ------------    ------------    ------------
     Net earnings ................................   $       0.18    $       0.23    $       0.33    $       0.43
                                                     ============    ============    ============    ============


NOTE 3 - RECLASSIFICATIONS

Certain balances as of March 31, 2003 have been reclassified to conform with the current period presentation.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2002 and 2003 was $2.4 million and $3.4 million, respectively, and for the six months ended September 30, 2002 and 2003 was $4.5 million and $6.2 million, respectively. The difference between comprehensive income and net income arose from unrealized holding gains (losses) on our interest rate swap contract. Prior to restatement, comprehensive income for the three months ended September 30, 2002 and 2003 was $2.3 million and $3.3 million, respectively, and for the six months ended September 30, 2002 and 2003 was $4.3 million and $6.2 million, respectively.

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

NOTE 6 -- ACQUISITION

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

                                                                       OTHER INTANGIBLE ASSETS
                                                         ---------------------------------------------------
                                                           CUSTOMER      CUSTOMER
                                               GOODWILL  RELATIONSHIPS   RECORDS    NON-COMPETE     TOTAL
                                              ---------- -------------  ----------  -----------   ----------
GROSS CARRYING VALUES:
   March 31, 2003 ......................      $  105,469   $   17,583   $    2,184   $      109   $   19,876
     Additional acquisition costs ......              94           --           --           --           --
     Johnson & Associates acquisition ..           1,061          255           --          103          358
                                              ----------   ----------   ----------   ----------   ----------
   September 30, 2003 ..................      $  106,624   $   17,838   $    2,184   $      212   $   20,234
                                              ==========   ==========   ==========   ==========   ==========

ACCUMULATED AMORTIZATION:
   March 31, 2003 ......................      $       --   $    1,215   $      147   $       64   $    1,426
     Amortization ......................              --          597           73           31          701
                                              ----------   ----------   ----------   ----------   ----------
   September 30, 2003 ..................      $       --   $    1,812   $      220   $       95   $    2,127
                                              ==========   ==========   ==========   ==========   ==========

Weighted average lives (in years).......                        14.85        15.00         2.51        14.74
                                                           ==========   ==========   ==========   ==========

Amortization of other intangible assets was $701,000 for the six months ended September 30, 2003 and is projected to be $1.4 million each of the fiscal years ended March 31, 2004 through 2008.

NOTE 8 -- LONG-TERM DEBT

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

NOTE 9 -- DERIVATIVE FINANCIAL INSTRUMENT

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

NOTE 10 -- STOCK-BASED COMPENSATION

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

                                                                   THREE MONTHS ENDED SEPT 30,    SIX MONTHS ENDED SEPT 30,
                                                                       2002         2003            2002           2003
                                                                  ------------  ------------    ------------    ------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings, as restated ....................................    $      2,544  $      3,285    $      4,669    $      6,098
Stock-based employee compensation cost, net of taxes .........              30             2             683             368
                                                                  ------------  ------------    ------------    ------------
   Net earnings, pro forma ...................................    $      2,514  $      3,283    $      3,986    $      5,730
                                                                  ============  ============    ============    ============

Basic earnings per share:
   As restated ...............................................    $       0.18  $       0.24    $       0.34    $       0.45
                                                                  ============  ============    ============    ============
   Pro forma .................................................    $       0.18  $       0.24    $       0.29    $       0.42
                                                                  ============  ============    ============    ============

Diluted earnings per share:
   As restated ...............................................    $       0.18  $       0.23    $       0.33    $       0.43
                                                                  ============  ============    ============    ============
   Pro forma .................................................    $       0.18  $       0.23    $       0.28    $       0.40
                                                                  ============  ============    ============    ============


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

NOTE 13 -- DISCONTINUED OPERATIONS

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

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


You should read this discussion together with the financial statements and other financial information included in this Form 10-Q/A and in our Annual Report, as amended, on Form 10-K/A for the year ended March 31, 2003. However, as described above in Note 1 to the Unaudited Consolidated Financial Statements, which is incorporated by reference herein, we have decided to restate certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes as of and for the quarterly periods ended September 30, 2002 and 2003 has been restated from its original presentation in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

UC eXpress also offers comprehensive employer tax services that encompass six service areas:

     o    unemployment tax services
     o    employment tax research and recovery
     o    unemployment tax planning
     o    tax registrations
     o    employment tax consulting (withholding and unemployment)
     o hiring tax credit consulting and administration (new service offering July 2003)

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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:


                                                                                                             PERCENTAGE CHANGE
                                                       THREE MONTHS              SIX MONTHS         ------------------------------
                                                      ENDED SEPT. 30,          ENDED SEPT. 30,        THREE MONTHS     SIX MONTHS
                                                 ----------------------   -----------------------   ENDED SEPT. 30, ENDED SEPT. 30,
                                                     2002       2003          2002         2003     2003 OVER 2002  2003 OVER 2002
                                                 ----------   ---------   ----------   ----------   --------------  --------------
                                                                   (IN THOUSANDS)
                                                                    (UNAUDITED)
                                                        (RESTATED FOR ALL PERIODS PRESENTED)
REVENUES AND GROSS MARGIN:
Revenues:

   The Work Number services...................   $  8,573     $  11,627   $  16,189     $ 22,570        35.6%         39.4%
   Unemployment cost management services......     17,939        18,701      35,978       36,885         4.2           2.5
   Customer premises systems..................        427            --       1,099           --         *             *
   Maintenance and support....................        916         1,220       1,849        2,235        33.2          20.9
                                                 --------     ---------   ---------     --------
     Total revenues...........................   $ 27,855     $  31,548   $  55,115     $ 61,690        13.3          11.9
                                                 ========     =========   =========     ========
Gross margin:
   The Work Number services...................   $  5,555     $   8,534   $  10,356     $ 16,144        53.6%         55.9%
   Unemployment cost management services......      8,428         8,666      17,207       17,126         2.8          (0.5)
   Customer premises systems..................        190            --         523           --         *             *
   Maintenance and support....................        737           892       1,473        1,576        21.0           7.0
                                                 --------     ---------   ---------     --------
     Total gross margin.......................   $ 14,910     $  18,092   $  29,559     $ 34,846        21.3          17.9
                                                 ========     =========   =========     ========

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services......................       64.8%        73.4%        64.0%        71.5%
Unemployment cost management services.........       47.0         46.3         47.8         46.4
Customer premises systems.....................       44.5           --         47.6           --
Maintenance and support.......................       80.5         73.1         79.7         70.5

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services...................       30.8%        36.9%        29.4%        36.6%        35.6%         39.4%
   Unemployment cost management services......       64.4         59.3         65.3         59.8          4.2           2.5
   Customer premises systems..................        1.5           --          2.0           --          *             *
   Maintenance and support....................        3.3          3.8          3.3          3.6         33.2          20.9
                                                 --------     ---------   ---------     --------
     Total revenues...........................      100.0        100.0        100.0        100.0         13.3          11.9
Cost of revenues..............................       46.5         42.7         46.4         43.5          3.9           5.0
                                                 --------     ---------   ---------     --------
Gross margin..................................       53.5         57.3         53.6         56.5         21.3          17.9
                                                 --------     ---------   ---------     --------
Operating expenses:
   Selling and marketing......................       15.0         18.7         16.1         19.3         41.5          34.0
   General and administrative.................       22.3         21.0         22.0         20.5          6.0           4.4
                                                 --------     ---------   ---------     --------
     Total operating expenses.................       37.3         39.7         38.1         39.8         20.2          17.0
                                                 --------     ---------   ---------     --------
Operating income..............................       16.2         17.6         15.5         16.7         24.0          20.1
Other income (expense), net...................       (1.4)        (0.7)        (1.3)        (0.8)       (40.5)        (30.6)
                                                 --------     ---------   ---------     --------
   Earnings from continuing operations before
     income tax...............................       14.8         16.9         14.2         15.9         29.9          24.7
Income tax expense............................        5.7          6.6          5.4          6.2         32.4          26.0
                                                 --------     ---------   ---------     --------
    Earnings from continuing operations.......        9.1         10.3          8.8          9.7         28.3          23.9
Earnings (loss) from discontinued operations,
   net of tax.................................         --          0.1         (0.3)         0.2          *             *
                                                 --------     ---------   ---------     --------
Net earnings..................................        9.1%        10.4%         8.5%         9.9%        29.1%         30.6%
                                                 ========     =========   =========     ========

   * - not meaningful

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Total revenues increased 13.3 to $31.5 million in the second quarter of fiscal 2004 from $27.9 million in the second quarter of fiscal 2003.

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

Revenues from customer premises systems decreased to $0 in the second quarter of fiscal 2004 from $0.4 million in the second quarter of fiscal 2003. We are no longer selling these systems.

Revenues from maintenance and support increased 33.2% to $1.2 million in the second quarter of 2004 from $0.9 million in the second quarter of fiscal 2003 due to additional revenue generated through services provided to clients that were outside of our standard maintenance agreements. This increase was partially offset by lower standard maintenance revenues caused by a shrinking client base. We anticipate revenues will decrease over time from current quarter levels as our installed base continues to shrink as supported systems approach the end of their life cycle.

Gross Margin. Total gross margin increased 21.3% to $18.1 million in the second quarter of fiscal 2004 from $14.9 million in the second quarter of fiscal 2003. As a percentage of total revenues, gross margin increased to 57.3% in the second quarter of fiscal 2004 from 53.5% in the second quarter of fiscal 2003.

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

Customer premises systems gross margin decreased to $0 in the second quarter of fiscal 2004 from $0.2 million, or 44.5% of corresponding revenue, in the second quarter of fiscal 2003. We are no longer selling these systems.

Maintenance and support gross margin increased 21.0% to $0.9 million, or 73.1% of corresponding revenue, in the second quarter of fiscal 2004, from $0.7 million, or 80.5% of corresponding revenue, in the second quarter of fiscal 2003. The increase in gross margin is due principally to the increase in revenues. The decrease in gross margin percentage is due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Also, we incurred incremental personnel costs related to providing services outside of our standard maintenance agreement.

Selling and Marketing Expenses. Selling and marketing expenses increased 41.5% to $5.9 million in the second quarter of fiscal 2004 from $4.2 million in the second quarter of fiscal 2003. As a percentage of revenues, such expenses increased to 18.7% in the second quarter of fiscal 2004 from 15.0% in the second quarter of fiscal 2003. These increases are due to increased costs related to our recent reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in the second quarter of fiscal 2004 as we increased our efforts to market to high volume verifiers of The Work Number. We expect to see selling and marketing expenses, as a percentage of revenues, decrease slightly from current levels throughout the year as we continue to consolidate the sales and service teams.

General and Administrative Expenses. General and administrative expenses increased 6.0% to $6.6 million in the second quarter of fiscal 2004 from $6.2 million in the second quarter of fiscal 2003. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 21.0% in the second quarter of fiscal 2004 from 22.3% in the second quarter of fiscal 2003. This decrease is due primarily to improved leveraging of personnel and infrastructure costs. Also, we experienced cost savings as we consolidated certain back office functions related to our acquisitions from March 2002.

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

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Total revenues increased 11.9% to $61.7 million in the first half of fiscal 2004 from $55.1 million in the first half of fiscal 2003.

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

Revenues from customer premises systems decreased to $0 in the first half of fiscal 2004 from $1.1 million in the first half of fiscal 2003. We are no longer selling these systems.

Revenues from maintenance and support increased 20.9% to $2.2 million in the first half of 2004 from $1.8 million in the first half of fiscal 2003 due to additional revenue generated through services provided to clients that were outside of our standard maintenance agreements. This increase was partially offset by lower standard maintenance revenues caused by a shrinking client base. We anticipate revenues will decrease over time from current period levels as our installed base continues to shrink as supported systems approach the end of their life cycle.

Gross Margin. Total gross margin increased 17.9% to $34.8 million in the first half of fiscal 2004 from $29.6 million in the first half of fiscal 2003. As a percentage of total revenues, gross margin increased to 56.5% in the first half of fiscal 2004 from 53.6% in the first half of fiscal 2003.

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

Customer premises systems gross margin decreased to $0 in the first half of fiscal 2004 from $0.5 million, or 47.6% of corresponding revenue, in the first half of fiscal 2003. We are no longer selling these systems.

Maintenance and support gross margin increased 7.0% to $1.6 million, or 70.5% of corresponding revenue, in the first half of fiscal 2004, from $1.5, or 79.7% of corresponding revenue, in the first half of fiscal 2003. The increase in gross margin is due principally to the increase in revenues. The decrease in gross margin percentage is due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Also, we incurred incremental personnel costs related to providing additional services outside of our standard maintenance agreement.

Selling and Marketing Expenses. Selling and marketing expenses increased 34.0% to $11.9 million in the first half of fiscal 2004 from $8.9 million in the first half of fiscal 2003. As a percentage of revenues, such expenses increased to 19.3% in the first half of fiscal 2004 from 16.1% in the first half of fiscal 2003. These increases are due to increased costs related to our recent reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in the first half of fiscal 2004 as we increased our efforts to market to high volume verifiers of The Work Number database. We expect to see selling and marketing expenses, as a percentage of revenues, decrease slightly from current levels throughout the year as we continue to consolidate the sales and service teams.

General and Administrative Expenses. General and administrative expenses increased 4.4% to $12.6 million in the first half of fiscal 2004 from $12.1 million in the first half of fiscal 2003. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 20.5% in the first half of fiscal 2004 from 22.0% in the first half of fiscal 2003. This decrease is due primarily to improved leveraging of personnel and infrastructure costs. Also, we experienced cost savings as we consolidated certain back office functions related to our acquisitions from March 2002.

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

Our working capital was $1.6 million at March 31, 2003 and $(1.2) million at September 30, 2003. Total working capital decreased primarily due to cash utilized during the first half of the year for the repurchase of stock and the acquisition of a small unemployment cost management company. Also, our long term debt facility required a $3.3 million "excess cash flow" payment, over and above our normal scheduled principal payments. This resulted in a reduction to working capital and non-current liabilities. Based on cash and cash equivalents on hand, together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months. Our strategy contemplates that we will consider acquisitions from time to time. We expect that such acquisitions may require that we access additional credit. We cannot assure you that we will make any such additional acquisitions, that additional credit would be available on acceptable terms, or that any such acquisitions would be successful. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates.

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

                        TALX CORPORATION AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION


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

     (b) The Company's stockholders voted on the following matters:

         Election of Director -- Eugene M. Toombs, a nominee of the Board of Directors, was elected as director at the annual meeting. The number of votes cast for the election of the nominee were 11,815,933, and the number of votes withheld were 222,947.

         Election of Director -- M. Stephen Yoakum, a nominee of the Board of Directors, was elected as director at the annual meeting. The number of votes cast for the election of the nominee were 11,804,570, and the number of votes withheld were 234,310.

         Ratification of Selection of Independent Auditors -- The shareholders ratified the appointment of KPMG LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 2004. The number of votes cast in favor of the appointment were 11,522,627, the number of votes against were 334,392 and the number of votes abstaining were 181,861.


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

Date:   January 21, 2004               By:             /s/  L. KEITH GRAVES
                                          -------------------------------------
                                                       L. Keith Graves
                                                 Chief Financial Officer and
                                                     Assistant Secretary
                                            (Principal Financial and Accounting
                                                            Officer)

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

   10.1 TALX Corporation 2004-2006 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 000-21465)+

   10.2 First Amendment to and Complete Restatement of Split-Dollar Agreements and Related Insurance Agreements, dated March 31, 1999, by and among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield, Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 000-21465)+

    11            Computation of Earnings (Loss) Per Share

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



--------------
     +  Represents management contract or compensatory plan or arrangement