Form 10-Q
period 2003-12-31
TALX CORP
filed 2004-02-02
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 31, 2003 or

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

As of January 23, 2004 there were 13,640,785 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Company.

Exhibit Index is on page 27.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS




                                     PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2003 and December 31, 2003.......................   3

             Consolidated Statements of Earnings for the Three and Nine Months Ended
             December 31, 2002 and 2003...................................................................   4

             Consolidated Statements of Cash Flows for the Nine Months Ended
             December 31, 2002 and 2003...................................................................   5

             Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................  23

Item 4.   Controls and Procedures.........................................................................  23



                                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................  25

Item 2.   Changes in Securities and Use of Proceeds.......................................................  25

Item 3.   Defaults Upon Senior Securities.................................................................  25

Item 4.   Submission of Matters to a Vote of Securities Holders...........................................  25

Item 5.   Other Information...............................................................................  25

Item 6.   Exhibits and Reports on Form 8-K................................................................  25

Signatures     ...........................................................................................  26


                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)



                                                                                     MARCH 31,         DECEMBER 31,
                                                                                        2003                2003
                                                                                     ---------           ---------
                                                                                    (restated)          (unaudited)
                                             ASSETS
Current assets:
    Cash and cash equivalents                                                        $   9,409           $   4,329
    Short term investments                                                                  --               2,275
    Accounts receivable, net                                                            18,082              15,744
    Work in progress, less progress billings                                             1,115               1,037
    Prepaid expenses and other current assets                                            4,122               4,586
    Deferred tax assets, net                                                               598                  --
                                                                                     ---------           ---------
       Total current assets                                                             33,326              27,971
Property and equipment, net                                                             10,315              10,277
Capitalized software development costs, net                                              3,804               2,027
Goodwill                                                                               105,469             106,732
Other intangibles, net                                                                  18,450              17,747
Net assets of business held for sale                                                        --                 491
Other assets                                                                             1,431               1,258
                                                                                     ---------           ---------
                                                                                     $ 172,795           $ 166,503
                                                                                     =========           =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $   1,560           $   1,185
    Accrued expenses and other current liabilities                                      11,473              12,163
    Dividends payable                                                                      542                 679
    Current portion of capitalized lease obligations                                       130                  12
    Current portion of long term debt                                                   10,000              11,253
    Income taxes payable                                                                   482                  --
    Deferred tax liabilities, net                                                           --                 461
    Deferred revenue                                                                     7,523               3,497
                                                                                     ---------           ---------
       Total current liabilities                                                        31,710              29,250
Deferred tax liabilities, net                                                            3,372               4,492
Capitalized lease obligations, less current portion                                         22                  --
Long term debt, less current portion                                                    12,000                  --
Other non-current liabilities                                                            2,508               2,630
                                                                                     ---------           ---------
       Total liabilities                                                                49,612              36,372
                                                                                     ---------           ---------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and no
       shares issued or outstanding at March 31, 2003 and December 31, 2003                 --                  --
    Common stock, $.01 par value; authorized 30,000,000 shares, issued
       13,948,542 shares at March 31, 2003 and December 31, 2003                           140                 140
    Additional paid-in capital                                                         162,773             163,090
    Accumulated deficit                                                                (34,721)            (28,830)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of tax of $99
            at March 31, 2003 and $44 at December 31, 2003                                (158)                (70)
    Treasury stock, at cost, 409,231 shares at March 31, 2003 and
       322,540 shares at December 31, 2003                                              (4,851)             (4,199)
                                                                                     ---------           ---------
          Total shareholders' equity                                                   123,183             130,131
                                                                                     ---------           ---------
                                                                                     $ 172,795           $ 166,503
                                                                                     =========           =========


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                               THREE MONTHS ENDED DEC. 31,           NINE MONTHS ENDED DEC. 31,
                                                             -------------------------------       -------------------------------
                                                                 2002               2003               2002               2003
                                                             ------------       ------------       ------------       ------------
                                                              (restated)                            (restated)
Revenues:
    The Work Number services                                 $      9,011       $     10,028       $     25,200       $     32,597
    Unemployment cost management services                          18,879             18,356             54,857             55,241
    Customer premises systems                                         408                 --              1,507                 --
    Maintenance and support                                           908              1,060              2,756              3,295
                                                             ------------       ------------       ------------       ------------
       Total revenues                                              29,206             29,444             84,320             91,133
                                                             ------------       ------------       ------------       ------------
Cost of revenues:
    The Work Number services                                        2,912              3,106              8,745              9,531
    Unemployment cost management services                           9,697              9,289             28,468             29,048
    Customer premises systems                                         338                 --                915                 --
    Maintenance and support                                           173                390                548              1,050
                                                             ------------       ------------       ------------       ------------
       Total cost of revenues                                      13,120             12,785             38,676             39,629
                                                             ------------       ------------       ------------       ------------
       Gross margin                                                16,086             16,659             45,644             51,504
                                                             ------------       ------------       ------------       ------------
Operating expenses:
    Selling and marketing                                           4,589              5,558             13,487             17,481
    General and administrative                                      6,837              6,678             18,939             19,317
                                                             ------------       ------------       ------------       ------------
       Total operating expenses                                    11,426             12,236             32,426             36,798
                                                             ------------       ------------       ------------       ------------
       Operating income                                             4,660              4,423             13,218             14,706
                                                             ------------       ------------       ------------       ------------
Other income (expense), net:
    Interest income                                                    21                 14                 84                 51
    Interest expense                                                 (362)              (205)            (1,128)              (740)
    Other, net                                                          2                 --                 (4)                 4
                                                             ------------       ------------       ------------       ------------
       Total other income (expense), net                             (339)              (191)            (1,048)              (685)
                                                             ------------       ------------       ------------       ------------
       Earnings from continuing operations before
          income tax expense                                        4,321              4,232             12,170             14,021
Income tax expense                                                  1,669              1,693              4,681              5,485
                                                             ------------       ------------       ------------       ------------
       Earnings from continuing operations                          2,652              2,539              7,489              8,536
Discontinued operations:
    Earnings (loss) from discontinued operations, net
       of income taxes                                              1,591                 28              1,422                127
                                                             ------------       ------------       ------------       ------------
Net earnings                                                 $      4,243       $      2,567       $      8,911       $      8,663
                                                             ============       ============       ============       ============


Basic earnings (loss) per share:
    Continuing operations                                    $       0.19       $       0.19       $       0.54       $       0.63
    Discontinued operations                                          0.12               0.00               0.11               0.01
                                                             ------------       ------------       ------------       ------------
       Net earnings                                          $       0.31       $       0.19       $       0.65       $       0.64
                                                             ============       ============       ============       ============

Diluted earnings (loss) per share:
    Continuing operations                                    $       0.19       $       0.18       $       0.53       $       0.60
    Discontinued operations                                          0.11               0.00               0.10               0.01
                                                             ------------       ------------       ------------       ------------
       Net earnings                                          $       0.30       $       0.18       $       0.63       $       0.61
                                                             ============       ============       ============       ============


Weighted average number of shares outstanding - basic          13,680,303         13,566,750         13,776,675         13,534,278
                                                             ============       ============       ============       ============
Weighted average number of shares outstanding - diluted        14,107,896         14,311,935         14,248,357         14,212,126
                                                             ============       ============       ============       ============


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                          NINE MONTHS ENDED DEC. 31,
                                                                          --------------------------
                                                                             2002           2003
                                                                          ----------     -----------
                                                                          (restated)
Cash flows from operating activities:
    Net earnings                                                           $  8,911       $  8,663
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                       6,083          6,048
          Deferred taxes                                                      2,516          1,718
          Net assets of business held for sale                                   --           (117)
          Change in assets and liabilities, excluding those acquired:
             Accounts receivable, net                                        (2,936)         2,504
             Work in progress, less progress billings                          (233)          (421)
             Prepaid expenses and other current assets                       (1,674)        (1,850)
             Other assets                                                         9            (10)
             Accounts payable                                                   375           (375)
             Accrued expenses and other current liabilities                   4,802            566
             Income taxes payable                                               662            (43)
             Deferred revenue                                                   938           (400)
             Other non-current liabilities                                       70            122
                                                                           --------       --------
                Net cash provided by operating activities                    19,523         16,405
                                                                           --------       --------
Cash flows from investing activities:
    Additions to property and equipment                                      (3,564)        (4,202)
    Acquisitions, net of cash received                                      (20,052)        (1,734)
    Purchases of short-term investments                                      (4,000)        (3,975)
    Proceeds from sale of short-term investments                              4,000          1,700
    Capitalized software development costs                                   (1,577)          (605)
                                                                           --------       --------
                Net cash used in investing activities                       (25,193)        (8,816)
                                                                           --------       --------
Cash flows from financing activities:
    Issuance of common stock                                                  1,349          1,785
    Purchase of common stock                                                 (3,449)        (1,795)
    Repayments of capitalized lease obligations                                (116)          (140)
    Repayments under long-term debt facility                                 (6,000)       (10,763)
    Dividends paid                                                           (1,239)        (1,756)
                                                                           --------       --------
                Net cash used in financing activities                        (9,455)       (12,669)
                                                                           --------       --------
                Net decrease in cash and cash equivalents                   (15,125)        (5,080)
Cash and cash equivalents at beginning of period                             21,431          9,409
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $  6,306       $  4,329
                                                                           ========       ========


See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2003 was obtained from our audited balance sheet as of that date, as set forth in our Form 10-K/A for the year ended March 31, 2003. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2003. Certain historical financial information has been restated as previously disclosed in our Form 10-K/A for the year ended March 31, 2003.

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

                                                              THREE MONTHS ENDED DEC. 31,           NINE MONTHS ENDED DEC. 31,
                                                            -------------------------------       -------------------------------
                                                                2002               2003               2002               2003
                                                            ------------       ------------       ------------       ------------
                                                             (RESTATED)                            (RESTATED)
BASIC EARNINGS (LOSS) PER SHARE:
Net earnings (loss):
   Continuing operations ..............................     $  2,652,000       $  2,539,000       $  7,489,000       $  8,536,000
   Discontinued operations ............................        1,591,000             28,000          1,422,000            127,000
                                                            ------------       ------------       ------------       ------------
     Net earnings .....................................     $  4,243,000       $  2,567,000       $  8,911,000       $  8,663,000
                                                            ============       ============       ============       ============

Weighted average number of common shares outstanding ..       13,948,542         13,948,542         13,938,019         13,948,542
Less: weighted average number of treasury shares ......         (268,239)          (381,792)          (161,344)          (414,264)
                                                            ------------       ------------       ------------       ------------
   Weighted average number of common and common
     equivalent shares outstanding ....................       13,680,303         13,566,750         13,776,675         13,534,278
                                                            ============       ============       ============       ============
Basic earnings (loss) per common share:
   Continuing operations ..............................     $       0.19       $       0.19       $       0.54       $       0.63
   Discontinued operations ............................             0.12               0.00               0.11               0.01
                                                            ------------       ------------       ------------       ------------
     Net earnings .....................................     $       0.31       $       0.19       $       0.65       $       0.64
                                                            ============       ============       ============       ============

                                                              THREE MONTHS ENDED DEC. 31,           NINE MONTHS ENDED DEC. 31,
                                                            -------------------------------       -------------------------------
                                                                2002               2003               2002               2003
                                                            ------------       ------------       ------------       ------------
                                                             (RESTATED)                            (RESTATED)
DILUTED EARNINGS (LOSS) PER SHARE:
Net earnings (loss):
   Continuing operations ...............................    $  2,652,000       $  2,539,000       $  7,489,000       $  8,536,000
   Discontinued operations .............................       1,591,000             28,000          1,422,000            127,000
                                                            ------------       ------------       ------------       ------------
     Net earnings ......................................    $  4,243,000       $  2,567,000       $  8,911,000       $  8,663,000
                                                            ============       ============       ============       ============

Weighted average number of common shares outstanding ...      13,948,542         13,948,542         13,938,019         13,948,542
Weighted average of shares issuable under employee
   stock plans .........................................              --              7,392                 --              9,762
Dilutive effect of the exercise of stock options .......         400,260            700,998            442,266            633,142
Dilutive effect of the exercise of warrants ............          27,333             36,795             29,416             34,944
Less: weighted average number of treasury shares .......        (268,239)          (381,792)          (161,344)          (414,264)
                                                            ------------       ------------       ------------       ------------
   Weighted average number of common and common
     equivalent shares outstanding .....................      14,107,896         14,311,935         14,248,357         14,212,126
                                                            ============       ============       ============       ============
Diluted earnings (loss) per common share:
   Continuing operations ...............................    $       0.19       $       0.18       $       0.53       $       0.60
   Discontinued operations .............................            0.11               0.00               0.10               0.01
                                                            ------------       ------------       ------------       ------------
     Net earnings ......................................    $       0.30       $       0.18       $       0.63       $       0.61
                                                            ============       ============       ============       ============

NOTE 3 - RECLASSIFICATIONS

Certain balances as of March 31, 2003 have been reclassified to conform with the current period presentation.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended December 31, 2002 and 2003 was $4.3 million and $2.6 million, respectively, and for the nine months ended December 31, 2002 and 2003 was $8.7 million and $8.8 million, respectively. The difference between comprehensive income and net income arose from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $2.5 million and $4.5 million for the nine months ended December 31, 2002 and 2003, respectively. Cash paid for interest totaled $1.0 million and $625,000 for the nine months ended December 31, 2002 and 2003, respectively.

We declared a $0.05 per share cash dividend, totaling $679,000, on November 21, 2003. The dividend was payable January 16, 2004 to shareholders of record on December 19, 2003.

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

Effective April 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We reviewed our goodwill and intangible assets as of December 31, 2002 and determined that no impairment existed. We anticipate future assessments will be conducted on an annual basis during our fourth fiscal quarter as of December 31.

The following table summarizes goodwill and other intangible asset activity for the nine months ended December 31, 2003 (dollars in thousands).

                                                                    OTHER INTANGIBLE ASSETS
                                                       ---------------------------------------------------
                                                         CUSTOMER      CUSTOMER        NON-
                                           GOODWILL    RELATIONSHIPS    RECORDS      COMPETE        TOTAL
                                           --------    -------------    -------      -------        -----
GROSS CARRYING VALUES:
   March 31, 2003 .......................  $105,469      $ 17,583      $  2,184      $    109      $ 19,876
     Additional acquisition costs .......        94            --            --            --            --
     Johnson & Associates acquisition ...     1,169           255            --           103           358
                                           --------      --------      --------      --------      --------
   December 31, 2003 ....................  $106,732      $ 17,838      $  2,184      $    212      $ 20,234
                                           ========      ========      ========      ========      ========

ACCUMULATED AMORTIZATION:
   March 31, 2003 .......................  $     --      $  1,215      $    147      $     64      $  1,426
     Amortization .......................        --           899           109            53         1,061
                                           --------      --------      --------      --------      --------
   December 31, 2003 ....................  $     --      $  2,114      $    256      $    117      $  2,487
                                           ========      ========      ========      ========      ========

Weighted average lives (in years) .......                   14.85         15.00          2.51         14.74
                                                         ========      ========      ========      ========


Amortization of other intangible assets was $1.1 million for the nine months ended December 31, 2003 and is projected to be $1.4 million for each of the fiscal years ended March 31, 2004 through 2008.

NOTE 8 - LONG-TERM DEBT

In connection with the acquisitions of The Frick Company and the GM Unemployment Compensation Business on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002 (as amended by that certain First Amendment to Loan Agreement dated as of July 29, 2002, as further amended by that certain Second Amendment to Loan Agreement dated as of January 27, 2003 and as further amended by that certain Third Amendment to Loan Agreement dated as of June 30, 2003 the "Loan Agreement"), we obtained secured financing consisting of a $30,000,000 term loan (the "Term Loan") and a $10,000,000 revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We used the proceeds of the Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the Revolving Credit Facility. We must repay principal of the Term Loan in quarterly installments, with the final installment due on February 27, 2005. In addition, principal payments are required out of excess cash flow, as defined, unless certain tests are met. We made an excess cash flow principal payment of $3.3 million during the first three quarters of fiscal 2004. The Revolving Credit Facility also matures on February 27, 2005.

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

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the Term Loan and loans made under the Revolving Credit Facility. The Term Loan was to be used solely to pay a portion of the purchase price for the acquisitions of The Frick Company and the GM Unemployment Compensation Business. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to certain existing letters of credit, to pay the transaction cost of the Loan Agreement, to finance certain permitted acquisitions and to finance treasury stock repurchases. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, which impose restrictions on distributions to shareholders, change of control of TALX, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of $3.0 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including among other things, the accuracy of financial statements and other information delivered to the Lenders, the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

Most recently, we entered into a Third Amendment to Loan Agreement effective as of June 30, 2003 (the "Third Amendment"). The Subsidiaries consented to the Third Amendment, as guarantors. Among other things, the Third Amendment increased the amount of dividends we are permitted to make during any fiscal year, modified the eurodollar margins, modified the maximum ratio of total indebtedness to EBITDA and modified the minimum EBITDA covenant for the quarters ended June 30, 2003 through the maturity of the Loan Agreement. The Third Amendment further modified the definition of excess cash flow such that treasury stock repurchases are included as a fixed charge in the calculation of excess cash flow, as defined, which required us to pay to the Lenders $3.3 million as an excess cash flow payment by July 31, 2003. The Third Amendment further modified the definition of "Use of Proceeds" to clarify the permitted use of the Revolving Credit Facility for such treasury stock repurchases. Lastly, the Third Amendment increased the amount of purchase price and other expenses permitted to be incurred for certain acquisitions during any fiscal year. As of December 31, 2003, we believe we were in material compliance with all covenants under the Loan Agreement, after giving effect to the Third Amendment.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENT

On March 27, 2002, we entered into the Term Loan which accrues interest based upon certain LIBOR indexes and will amortize over three years with a maturity of February 27, 2005. As a condition of the Loan Agreement, we were required to enter into a hedge contract for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on the Term Loan. The notional amount of our interest rate swap contract steps down according to the same schedule as the Term Loan. All payment dates and maturity dates are the same as our term loan. This strategy effectively converts a portion of our term loan into a fixed rate instrument.

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

As of December 31, 2003, the fair value of the interest rate swap in the amount of $114,000 is included in accrued expenses and other liabilities.

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

                                                         THREE MONTHS ENDED DEC 31,  NINE MONTHS ENDED DEC 31,
                                                         --------------------------  -------------------------
                                                            2002           2003          2002          2003
                                                         ---------     -----------   -----------    ----------
                                                         (RESTATED)                   (RESTATED)
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, as reported ..............................  $ 4,243      $   2,567      $   8,911      $   8,663
Stock-based employee compensation cost, net of taxes ...      353            318          1,065          1,157
                                                          -------      ---------      ---------      ---------
   Net earnings, pro forma .............................  $ 3,890      $   2,249      $   7,846      $   7,506
                                                          =======      =========      =========      =========

Basic earnings per share:
   As reported .........................................  $  0.31      $    0.19      $    0.65      $    0.64
                                                          =======      =========      =========      =========
   Pro forma ...........................................  $  0.28      $    0.17      $    0.57      $    0.55
                                                          =======      =========      =========      =========

Diluted earnings per share:
   As reported .........................................  $  0.30      $    0.18      $    0.63      $    0.61
                                                          =======      =========      =========      =========
   Pro forma ...........................................  $  0.28      $    0.16      $    0.55      $    0.53
                                                          =======      =========      =========      =========

The full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six to ten years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for the three and nine month periods ended December 31, 2002 and December 31, 2003 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 80% for the three and nine month periods ended December 31, 2002 and December 31, 2003; risk-free interest rate of 3.50% and 3.25% for the three and nine month periods ended December 31, 2002 and December 31, 2003, respectively; expected life of 7.5 years for the three and nine month periods ended December

31, 2002 and December 31, 2003, respectively; and an expected dividend yield of 1.20% and 0.90% for the three and nine month periods ended December 31, 2002 and December 31, 2003, respectively.

NOTE 11 - BUSINESS SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. During our prior fiscal year, we had identified two reportable segments: Payroll-Based Services and Software (which included The Work Number Services, Human Resources and Benefits Application Services and Customer Premises Systems and the related Maintenance and Support) and Unemployment Cost Management Services (which included our UC eXpressSM services suite).

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

As previously disclosed, we have filed restated financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for the first two quarters of fiscal 2004. In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this new restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this new restatement. We cannot predict the outcome of any such litigation at this time. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully below under Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatements discussed above or the SEC investigation discussed below or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement. If an unfavorable result occurred in any such action, our business and financial conditions could be materially harmed.

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

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2 million and $6 million, with no minimum guaranteed amount. We have received $750,000 of principal and $79,000 of interest to date in connection with this transaction.

All assets and liabilities of this business, both the portion of the business transferred under contract (approximately 90%) and the portion remaining to be sold, along with related transaction costs, have been recorded on our consolidated balance sheet as net assets of business held for sale. We record cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale.

In connection with the transfer, we will provide Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated. These fees, offset by costs to deliver the service, will be recorded first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

The historical results of operations for this business have been reclassified to earnings (loss) from discontinued operations on our consolidated statement of earnings.

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-Q and in our Annual Report on Form 10-K/A for the year ended March 31, 2003.

OVERVIEW

We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing human resources/payroll business process outsourcing. Our services use web access, interactive voice response, fax and other technologies to enable mortgage lenders, pre-employment screening companies, employees, employers and other authorized users to obtain employee human resources and payroll information, and allow employees and their managers to review and modify information in the human resources and payroll management information systems on a self-service basis. Further, we provide unemployment insurance claims processing and unemployment tax planning and management services to a broad range of employers. We typically serve large organizations, including approximately two-thirds of Fortune 500 companies and a number of federal, state and local government agencies. Our strategy is to position TALX with a suite of services that either deliver or use payroll data. We describe these services as payroll-data-centric, and we believe that we are well positioned in the market with those capabilities. We interact with various payroll systems and payroll services, but are virtually independent of the payroll solutions our clients select. We believe that our expanded suite of payroll-data-centric services positions us well for future revenue and earnings growth.

We achieved third quarter fiscal 2004 revenues of $29.4 million. The Work Number services revenue increased 11% as compared to the comparable period in fiscal 2003 and our core services - The Work Number services and unemployment cost management services - increased at a combined rate of 2%. Our gross margin grew 150 basis points to 56.6% as compared to the comparable period in fiscal 2003. Earnings from continuing operations were $2.5 million, or 18 cents per diluted share, and included a $0.03 per share charge for incremental legal, accounting and severance costs.

Our fiscal 2004 third quarter benefited from the performance of The Work Number services and improved margin performance in our unemployment cost management business. However, revenues from The Work Number services have been adversely affected by a slowdown in the refinancing segment of the mortgage loan market. Additionally, we continued to experience lower revenue levels in our unemployment cost management services business.

SERVICES AND PRODUCTS

Our services and products fall within three general categories: The Work Number services, unemployment cost management services and customer premises systems, including related maintenance and support. We discontinued the operation of our human resources and benefits application services business in the first fiscal quarter, retaining certain contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned within the next 9 months. See Note 13 in our Notes to Unaudited Consolidated Financial Statements for more information regarding this business.

     THE WORK NUMBER SERVICES

The Work Number. Mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. The Work Number is an outsourced service that enables employers to direct the third-party verifier to our web site or to a toll free telephone number to confirm the employee's employment status and income for the past three years. Currently, verifiers can also access this information through a 1-900 telephone number. We have been notified by AT&T, the carrier for this service, that they will discontinue providing 1-900 services during February 2004. We are currently considering whether it is feasible to move this service to another 1-900 service provider. If we determine that this is not a viable alternative, we will discontinue the 1-900 service during the month of February 2004.

We generate substantially all of The Work Number revenues from transaction-based fees charged to verifiers for verification of income and employment information. Revenue is recognized on these transaction-based fees in the period that the transactions occur and are billed. We also generate revenues from employer data conversion and ongoing maintenance fees, and record this revenue on a monthly basis as billed. Lastly, we derive revenues from one-time up-front setup fees. These fees are recognized as revenue on a straight-line basis over the initial contract period, beginning with the date the client is live on our system. During the quarter ended December 31, 2003, revenues for The Work Number services have been adversely affected by a slowdown in the refinancing segment of the mortgage loan market.

W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to existing clients of The Work Number and other large employers. The majority of W-2 eXpress clients are billed based upon either the number of unique W-2s or the number of employees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by TALX clients through the end of the service period. Additionally, we have some clients that are billed on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

ePayroll. ePayroll is a suite of payroll self-service applications that enable employees, via the Internet or by telephone, to receive pay statement information, access current and historical payroll information, review and change direct deposit account information and review and change W-4 information. Additionally, during fiscal 2004, ePayroll has been expanded to allow employees to enroll in a paycard service selected by their employer, which allows employees to eliminate paper checks and receive their payroll through direct deposits to their paycard.

We charge ePayroll clients on a per-employee per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts. Revenue for the initial setup fees is recognized on a straight-line basis over the initial contract period, beginning with the date the client is live on our system. Per-employee per-month fees are recognized as revenue in the months billed.

FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the Internet and are used by large employers and the temporary staffing industry. FasTime clients are billed for initial set up fees, monthly maintenance fees and per transaction fees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period for setup and maintenance fees and as services are performed for transaction-based fees.

     UNEMPLOYMENT COST MANAGEMENT

We also provide unemployment cost management services under the name UC eXpress, through our wholly-owned subsidiary TALX UCM Services, Inc. UC eXpress is a comprehensive suite of services designed to reduce the cost of processing unemployment claims by human resource departments and better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress utilizes document imaging, web access, fax and interactive voice response to speed the processing of unemployment claims with the goal of uncovering inaccuracies in claims that have been filed with state agencies by separated employees. Following an employee separation, UC eXpress services respond to unemployment claims on behalf of our clients.

UC eXpress also offers comprehensive employer tax services. Clients who choose UC eXpress for tax services collaborate with a UC eXpress tax analyst to monitor the clients' unemployment tax accounts, verify tax rates and contribution reports, and identify voluntary contribution opportunities. Following the acquisition of Johnson and Associates, which was effective July 1, 2003, our UC eXpress tax services offerings were expanded to include processing of the work opportunity ("WOTC") and welfare to work ("WtW") tax credits, which were designed to provide incentives to employers for hiring individuals who have traditionally faced difficulties in securing employment. Our services include assisting employers with integrating WOTC/WtW processing into the current hiring process as well as processing all necessary forms to identify all potential qualifiers for hiring tax credits.

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

In the third fiscal quarter of 2004, we continued to experience lower revenue levels in our employment cost management service business. The UC eXpress revenue stream is characterized by annual retainers that provide a solid revenue base with upside potential through contingency billings from tax consulting or through additional billings if claims processed, or other performance measures, exceed contractually set levels. During fiscal 2004, uncertain economic conditions have reduced activity in our unemployment tax consulting business and current claims activity has been less than expected and we did not realize the anticipated additional billings.

     CUSTOMER PREMISES SYSTEMS AND RELATED MAINTENANCE AND SUPPORT

We previously offered our products and services exclusively through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 2000 we discontinued sales to new customers. Today, we provide system enhancements to these customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. See Item 7 of our Annual Report on Form 10-K/A for the year ended March 31, 2003 for a discussion of these estimates and judgments.

FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:

     (1) the risks associated with pending litigation, investigations, and possible future proceedings as a result of matters related to our recent financial statement restatements;

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

     (6) risks associated with our ability to prevent breaches of confidentiality as we initiate large-scale processing of verifications;

     (7) risks relating to the dependence of the market for The Work Number on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability could be significantly harmed if those requirements were relaxed;

     (8) risks associated with any modifications to or failures to extend or re-instate WOTC or WtW tax credit laws;

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

     (12) the risk of interruption of our computer network and telephone operations, including potential slow-down or loss of business as potential clients review our operations; and

     (13) the risk of loss of revenue associated with the discontinuance of 900 number telephone service.

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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our (1) revenues and gross margin, (2) gross margin percentage by revenue category, and (3) certain items from our statements of earnings as a percentage of revenues:




                                                                                                           PERCENTAGE CHANGE
                                                          THREE MONTHS              NINE MONTHS       ------------------------------
                                                         ENDED DEC. 31,            ENDED DEC. 31,      THREE MONTHS    NINE MONTHS
                                                     ----------------------   ----------------------  ENDED DEC. 31,  ENDED DEC. 31,
                                                        2002         2003       2002          2003    2003 OVER 2002  2003 OVER 2002
                                                     ---------    ---------   ---------    ---------  --------------  --------------
                                                     (RESTATED)              (RESTATED)
                                                                    (IN THOUSANDS)
                                                                      (UNAUDITED)
REVENUES AND GROSS MARGIN:
Revenues:
         The Work Number services ...............    $   9,011    $  10,028   $  25,200    $  32,597        11.3%           29.4%
         Unemployment cost management services ..       18,879       18,356      54,857       55,241        (2.8)            0.7
         Customer premises systems ..............          408           --       1,507           --           *               *
         Maintenance and support ................          908        1,060       2,756        3,295        16.7            19.6
                                                     ---------    ---------   ---------    ---------
                  Total revenues ................    $  29,206    $  29,444   $  84,320    $  91,133         0.8             8.1
                                                     =========    =========   =========    =========
Gross margin:
         The Work Number services ...............    $   6,099    $   6,922   $  16,455    $  23,066        13.5%           40.2%
         Unemployment cost management services ..        9,182        9,067      26,389       26,193        (1.3)           (0.7)
         Customer premises systems ..............           70           --         592           --           *               *
         Maintenance and support ................          735          670       2,208        2,245        (8.8)            1.7
                                                     ---------    ---------   ---------    ---------
                  Total gross margin ............    $  16,086    $  16,659   $  45,644    $  51,504         3.6            12.8
                                                     =========    =========   =========    =========

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services ........................         67.7%        69.0%       65.3%        70.8%
Unemployment cost management services ...........         48.6         49.4        48.1         47.4
Customer premises systems .......................         17.2           --        39.3           --
Maintenance and support .........................         80.9         63.2        80.1         68.1

PERCENTAGE OF TOTAL REVENUES:
Revenues:
         The Work Number services ...............         30.9%        34.1%       29.9%        35.8%       11.3%           29.4%
         Unemployment cost management services ..         64.6         62.3        65.1         60.6        (2.8)            0.7
         Customer premises systems ..............          1.4           --         1.7           --           *               *
         Maintenance and support ................          3.1          3.6         3.3          3.6        16.7            19.6
                                                     ---------    ---------   ---------    ---------
                  Total revenues ................        100.0        100.0       100.0        100.0         0.8             8.1
Cost of revenues ................................         44.9         43.4        45.9         43.5        (2.6)            2.5
                                                     ---------    ---------   ---------    ---------
Gross margin ....................................         55.1         56.6        54.1         56.5         3.6            12.8
                                                     ---------    ---------   ---------    ---------
Operating expenses:
         Selling and marketing ..................         15.7         18.9        16.0         19.2        21.1            29.6
         General and administrative .............         23.4         22.7        22.5         21.2        (2.3)            2.0
                                                     ---------    ---------   ---------    ---------
                  Total operating expenses ......         39.1         41.6        38.5         40.4         7.1            13.5
                                                     ---------    ---------   ---------    ---------
Operating income ................................         16.0         15.0        15.6         16.1        (5.1)           11.3
Other income (expense), net .....................         (1.2)        (0.6)       (1.2)        (0.7)      (43.7)          (34.6)
                                                     ---------    ---------   ---------    ---------
         Earnings from continuing operations
            before income tax expense ...........         14.8         14.4        14.4         15.4        (2.1)           15.2
Income tax expense ..............................          5.7          5.8         5.5          6.0         1.4            17.2
                                                     ---------    ---------   ---------    ---------
         Earnings from continuing operations ....          9.1          8.6         8.9          9.4        (4.2)           14.0
Earnings (loss) from discontinued operations,
         net of tax .............................          5.4          0.1         1.7          0.1       (98.3)          (91.1)
                                                     ---------    ---------   ---------    ---------
Net earnings ....................................         14.5%         8.7%       10.6%         9.5%      (39.5)%          (2.8)%
                                                     =========    =========   =========    =========


  * - not meaningful

THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 2002

Revenues. Total revenues increased 0.8% to $29.4 million in the third quarter of fiscal 2004 from $29.2 million in the third quarter of fiscal 2003. Total revenues increased 8.1% to $91.1 million in the first three quarters of fiscal 2004 from $84.3 million in the first three quarters of fiscal 2003.

Revenues from The Work Number services increased 11.3% to $10.0 million in the third quarter of fiscal 2004 from $9.0 million in the third quarter of fiscal 2003. Revenues for the first three quarters of fiscal 2004 increased 29.4% to $32.6 million from $25.2 million in the first three quarters of fiscal 2003. The increases were due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers, partially offset by lower average transaction fees due to the increase in transactions from users with volume pricing discounts and the impact of former 1-900 users moving to other means of access. Also, we experienced increased transaction volumes due to an increase in the number of employers and related employment records in the database. Additionally, growth in The Work Number services revenues was offset by a slowdown in the mortgage loan market. The third fiscal quarter is historically our lowest revenue quarter due to the seasonal nature of our business. However, we also began to experience the impact of the slowdown in the refinancing segment of the mortgage loan market. We saw declines in our transaction levels from The Work Number services. While we would normally expect to see pre-employment screening transactions increase during an economic recovery, this particular recovery is experiencing a lag in employment.

The mortgage industry and pre-employment screeners are the two primary revenue generators for The Work Number. During the third quarter of fiscal 2004, the balance between mortgage-related and pre-employment-related verification revenues continued to shift back from its widest spread in the first quarter of fiscal 2004 towards a more traditional balance. Pre-employment activity has increased principally as a result of increasing volumes with specific verifiers, and not as a result of a change in general economic conditions. The table below indicates the percentage of The Work Number revenues contributed by pre-employment screeners, mortgage/credit businesses, social services and other businesses during fiscal year 2003 and the first three quarters of fiscal year 2004.

                                      1ST QTR   2ND QTR    3RD QTR   4TH QTR    1ST QTR   2ND QTR    3RD QTR
              VERIFIER                 FY 03     FY 03      FY 03     FY 03      FY 04     FY 04      FY 04
   -------------------------------     -----     -----      -----     -----      -----     -----      -----
   Pre-Employment..................        41%       41%        35%       31%        31%       35%        38%

   Mortgage/Credit.................        41%       49%        55%       56%        57%       50%        44%

   Social Services.................         7%        5%         6%        7%         7%        8%        10%

   Other...........................        11%        5%         4%        6%         5%        7%         8%

During the third fiscal quarter of 2004, we added 4.7 million live records to the database for The Work Number. As of the end of the third fiscal quarter of 2004, we had 87.4 million records live on the service, a 21% increase from the third quarter of fiscal 2003. Our live and backlog accounts total 93.2 million records as of December 31, 2003. As a result of conversions in the third fiscal quarter of 2004, we have reduced our backlog to 5.8 million records.

Revenue from the "Paperless Pay" and FasTime services has increased and we expect it should continue to grow as several large clients are coming on line. New contracts signed during fiscal year 2003 contributed to a 50% growth in FasTime revenues in the first three quarter of fiscal 2004 as compared to the comparable period in fiscal 2003. In "Paperless Pay", both contracted business and the sales pipeline have gained momentum and current indications lead us to believe that the revenue run-rate may increase over the next six to nine months. Surveys of major employers indicate that they are focused on eliminating pay-stubs and paper checks and replacing them with web-based pay-statements and paycards. We believe we are well positioned to play a key role in that trend. We have experienced a strong selling season for our W-2 eXpress services. We expect to have 8.5 million W-2s live on our system for fiscal 2004, representing an increase of 52% over fiscal 2003. The majority of the revenue for this service is realized in our fourth fiscal quarter ending March 31st.

Revenues from unemployment cost management services decreased 2.8% to $18.4 million in the third quarter of fiscal 2004 from $18.9 million in the third quarter of fiscal 2003, due primarily to a reduced level of tax consulting contracts, some pricing pressure in the claims processing business and the loss of some smaller clients last year as we instituted certain minimum pricing policies, partially offset by the addition of revenues from our acquisition of Johnson and Associates and new sales. Revenues from unemployment cost management services increased 0.7% to $55.2 million in the first three quarters of fiscal 2004 from $54.9 million in the first three quarters of fiscal 2003, due primarily to the addition of revenues from our acquisition of Johnson and Associates and new sales, partially offset by a reduced level of tax consulting contracts, some pricing pressure in the claims processing business and the loss of some smaller clients last year as we instituted certain minimum pricing policies.

Revenues from maintenance and support increased 16.7% to $1.1 million in the third quarter of 2004 from $0.9 million in the third quarter of fiscal 2003. Revenues from maintenance and support increased 19.6% to $3.3 million in the first three quarters of 2004 from $2.8 million in the first three quarters of fiscal 2003. These increases were due to additional revenue generated through services provided to clients that were outside of our standard maintenance agreements. This increase was partially offset by lower standard maintenance revenues caused by a shrinking client base. We anticipate revenues will decrease over time from current quarter levels as our installed base continues to shrink as supported systems approach the end of their life cycle.

Gross Margin. Total gross margin increased 3.6% to $16.7 million in the third quarter of fiscal 2004 from $16.1 million in the third quarter of fiscal 2003. As a percentage of total revenues, gross margin increased to 56.6% in the third quarter of fiscal 2004 from 55.1% in the third quarter of fiscal 2003. Total gross margin increased 12.8% to $51.5 million in the first three quarters of fiscal 2004 from $45.6 million in the first three quarters of fiscal 2003. As a percentage of total revenues, gross margin increased to 56.5% in the first three quarters of fiscal 2004 from 54.1% in the first three quarters of fiscal 2003.

The Work Number services gross margin increased 13.5% to $6.9 million, or 69.0% of corresponding revenue, in the third quarter of fiscal 2004 from $6.1 million, or 67.7% of corresponding revenue, in the third quarter of fiscal 2003. The Work Number services gross margin increased 40.2% to $23.1 million, or 70.8% of corresponding revenue, in the first three quarters of fiscal 2004 from $16.5 million, or 65.3% of corresponding revenue, in the first three quarters of fiscal 2003. The increases in gross margin and gross margin percentage were due primarily to revenue increases and improved leveraging of our operational infrastructure. Additionally, more transactions were performed over the Internet, which has a lower average transaction cost compared to transactions performed through either our 900 or 800 telephone services.

Unemployment cost management services gross margin decreased 1.3% to $9.1 million, or 49.4% of corresponding revenue, in the third quarter of fiscal 2004 from $9.2 million, or 48.6% of corresponding revenue, in the third quarter of fiscal 2003. This decrease in gross margin is due primarily to revenue decreases. The increase in gross margin percentage is due to cost savings realized through our consolidation of the operational infrastructure. Unemployment cost management services gross margin decreased 0.7% to $26.2 million, or 47.4% of corresponding revenue, in the first three quarters of fiscal 2004 from $26.4 million, or 48.1% of corresponding revenue, in the first three quarters of fiscal 2003. This decrease in gross margin and gross margin percentage is due primarily to temporary incremental costs related to our efforts to consolidate the UCeXpress operational infrastructure during the first half of the year. Our efforts to consolidate our operational infrastructure were substantially concluded in the second quarter of fiscal 2004. We expect to continue to realize improvements in the gross margin percentage of this line of business.

Maintenance and support gross margin decreased 8.8% to $670,000, or 63.2% of corresponding revenue, in the third quarter of fiscal 2004, from $735,000, or 80.9% of corresponding revenue, in the third quarter of fiscal 2003. The decreases in gross margin and gross margin percentage are due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Maintenance and support gross margin increased 1.7% to $2.25 million, or 68.1% of corresponding revenue, in the first three quarters of fiscal 2004, from $2.21 million, or 80.1% of corresponding revenue, in the first three quarters of fiscal 2003. The increase in gross margin is due principally to the increase in revenues. The decrease in gross margin percentage is due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Also, we incurred incremental personnel costs related to providing services outside of our standard maintenance agreement.

Selling and Marketing Expenses. Selling and marketing expenses increased 21.1% to $5.6 million in the third quarter of fiscal 2004 from $4.6 million in the third quarter of fiscal 2003. As a percentage of revenues, such expenses increased to 18.9% in the third quarter of fiscal 2004 from 15.7% in the third quarter of fiscal 2003. Selling and marketing expenses increased 29.6% to $17.5 million in the first three quarters of fiscal 2004 from $13.5 million in the first three quarters of fiscal 2003. As a percentage of revenues, such expenses increased to 19.2% in the first three quarters of fiscal 2004 from 16.0% in the first three quarters of fiscal 2003. These increases are due to increased costs related to our recent reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in the third quarter of fiscal 2004 as we increased our efforts to market to high volume verifiers of The Work Number.

General and Administrative Expenses. General and administrative expenses decreased 2.3% to $6.7 million in the third quarter of fiscal 2004 from $6.8 million in the third quarter of fiscal 2003. The decrease in such expenses is due primarily to the amount of incremental legal, accounting and severance costs related to our ongoing SEC investigation and financial statement restatements recorded in each period. For the third quarter of fiscal 2004, we incurred approximately $650,000 of incremental costs compared to $800,000 in the third quarter of fiscal 2003. General and administrative expenses increased 2.0% to $19.3 million in the first three quarters of fiscal 2004 from $18.9 million in the first three quarters of fiscal 2003. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 21.2% in the first three quarters of fiscal 2004 from 22.5% in the first three quarters of fiscal 2003. This decrease is due primarily to improved leveraging of personnel and infrastructure costs. Also, we experienced cost savings as we consolidated certain back office functions related to our acquisitions from March 2002.

Other Income (Expense), Net. Other income (expense), net decreased to $0.2 million of net other expense in the third quarter of fiscal 2004 from $0.3 million in the third quarter of fiscal 2003. Other income (expense), net decreased to $0.7 million of net other expense in the first three quarters of fiscal 2004 from $1.0 million in the first three quarters of fiscal 2003. The decreases were due to a lower level of outstanding borrowings throughout the current period compared to the year-ago period.

Income Tax Expense. Our effective income tax rate was 40.0% in the third quarter of fiscal 2004 compared to 38.6% in the third quarter of 2003, and 39.1% in the first three quarters of fiscal 2004 compared to 38.5% in the first three quarters of 2003 due principally to an increase in our federal rate and higher state income tax rates.

Earnings (Loss) From Discontinued Operations, Net of Income Taxes. We realized net earnings of $28,000 for the third quarter of fiscal 2004 and $0.1 million for the first three quarters of fiscal 2004 related to the operation of the remainder of our human resource and benefits application services business. The majority of this business was sold April 22, 2003. The remainder of the business is currently held for sale, and we anticipate that it will be disposed of within the next 9 months. The net earnings of $1.6 million for the third quarter of fiscal 2003 and $1.4 million for the first three quarters of fiscal 2003 represents the net earnings realized during the periods for our human resource and benefits application services business.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operations, except as described below. In addition to cash provided by operations, we have access to a revolving credit facility.

Net cash provided by operating activities decreased to $16.4 million in the first three quarters of fiscal 2004 from $19.5 million in the first three quarters of fiscal 2003. This decrease was primarily due to our significant payment of current liabilities in the first three quarters of fiscal 2004, the largest being our payment of accrued incentive compensation related to year end fiscal 2003.

Net cash used in investing activities decreased to $8.8 million in the first three quarters of fiscal 2004 from $25.2 million in the first three quarters of fiscal 2003. This decrease was primarily due to $20.1 million of payments made in the first three quarters of fiscal 2003 related to our March 2002 acquisitions. Uses of cash for investing activities during the first three quarters of fiscal 2004 include the acquisition of Johnson and Associates for $1.7 million and capital expenditures of $4.2 million. These capital expenditures were principally for computer equipment. At

December 31, 2003, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

Net cash used in financing activities increased to $12.7 million in the first three quarters of fiscal 2004 from $9.5 million in the first three quarters of fiscal 2003. This increase was primarily due to the additional $3.3 million "excess cash flow" payment made during the second quarter of fiscal 2004 as required under our Loan Agreement referred to below. Additional uses of cash for financing activities during the first three quarters of fiscal 2004 include scheduled debt retirement payments of $7.5 million, the repurchase of stock for $1.8 million and dividend payments of $1.8 million.

Our working capital was $1.6 million at March 31, 2003 and $(1.3) million at December 31, 2003. Total working capital decreased primarily due to cash utilized during the first three quarters of the year for the repurchase of stock and the acquisition of a small unemployment cost management company. Also, our long term debt facility required a $3.3 million "excess cash flow" payment, over and above our normal scheduled principal payments. This resulted in a reduction to working capital and non-current liabilities. Based on cash and cash equivalents on hand, together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months. Our strategy contemplates that we will consider acquisitions from time to time. We expect that such acquisitions may require that we access additional credit. We cannot assure that we will make any such additional acquisitions, that additional credit would be available on acceptable terms, or that any such acquisitions would be successful. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates.

Our accounts receivable decreased from $18.1 million at March 31, 2003 to $15.7 million at December 31, 2003, due primarily to a higher level of billings during the last quarter of fiscal 2003 compared to the third quarter of fiscal 2004. Days sales outstanding in accounts receivable were 50 days at December 31, 2003 compared to 45 days at the end of the last fiscal year. Days sales outstanding has increased due to economic conditions causing certain customers to pay slower than normal.

On September 5, 2002, our board of directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions, during the 36 month period ending September 30, 2005, subject to market conditions and other factors. As of December 31, 2003, 306,211 shares have been repurchased under this plan, including 131,211 shares repurchased during the nine month period ended December 31, 2003 for $1.8 million. Except for the 322,540 shares remaining in the treasury at December 31, 2003, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

During the quarter ended December 31, 2003, we continued our quarterly dividend program, declaring a $0.05 per share cash dividend, totaling $679,000, on November 21, 2003. The dividend was paid on January 16, 2004 to shareholders of record on December 19, 2003.

We are a party to a Loan Agreement, described more fully in Note 8 to our Notes to Unaudited Consolidated Financial Statements. As a condition of our Loan Agreement, we were required to enter into an interest rate swap agreement for 50% of our outstanding Term Loan as a means of reducing our interest rate exposure. As of December 31, 2003, the fair value of the interest rate swap in the amount of $114,000 is included in accrued expenses and other liabilities. The interest rate swap is described more fully in Note 9 to our Notes to Unaudited Consolidated Financial Statements.

We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

We are cooperating with a pending SEC investigation and are a defendant in pending lawsuits which are described in Note 12 of our Notes to Consolidated Financial Statements.

As previously reported, we announced on January 5, 2004 that we were restating financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for the first two quarters of fiscal 2004. In December 2002, we restated our financial statements for each of the quarters ended June 30, 2001 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional litigation or regulatory proceedings or both. As of the date hereof, we are not aware of any litigation having been commenced against us related to this new restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this new restatement. We cannot predict the outcome of any such litigation at this time. If an unfavorable result occurred in any such action, our business and financial condition could be materially harmed. Additionally, the lenders under our March 27, 2002 Loan Agreement, which is described more fully in Note 8 to our Notes to Unaudited Consolidated Financial Statements, could seek to exercise remedies which may be available to them, such as acceleration of our loans, in the event they determine that, as a result of the restatements discussed above or the SEC investigation discussed above or otherwise, we have breached a covenant or representation and warranty in the Loan Agreement, which would materially harm our business and financial condition.

Further, it is possible that the SEC would begin a regulatory proceeding or enforcement action against us. The commencement of any such proceeding or action, or the application of any remedies, could materially harm our business condition and financial condition.

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

As of December 31, 2003, we had $11.3 million principal outstanding on the Term Loan, of which $7.3 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $40,000 change to our annual interest expense, based on net variable borrowings of $4.0 million.

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

Except as described below, there was no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that while our management, including the Chairman, President and Chief Executive Officer and the Chief Financial Officer and Assistant Secretary, believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index.

     (b) Reports on Form 8-K

         (i) On October 30, 2003, we filed a Current Report on Form 8-K, furnishing under Items 9 and 12, our results of operations for the three and six month periods ended September 30, 2003 and guidance for revenues and earnings per share for fiscal 2004.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TALX CORPORATION


Date:   February 2, 2004         By:          /s/  WILLIAM W. CANFIELD
                                    --------------------------------------------
                                                 William W. Canfield
                                               Chairman, President and
                                               Chief Executive Officer
                                            (Principal Executive Officer)

Date:   February 2, 2004         By:            /s/  L. KEITH GRAVES
                                    --------------------------------------------
                                                   L. Keith Graves
                                             Chief Financial Officer and
                                                 Assistant Secretary
                                    (Principal Financial and Accounting Officer)

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

   10.1           Agreement dated December 31, 2003 by and between TALX Corporation and Craig N. Cohen +

    11            Computation of Earnings (Loss) Per Share

   31.1           Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of
                  1934.

   31.2           Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of
                  1934.

   32.1           Chief Executive Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C.
                  Section 1350.

   32.2           Chief Financial Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C.
                  Section 1350.


----------------------------
     +  Represents management contract or compensatory plan or arrangement