Form 10-K
period 2004-03-31
TALX CORP
filed 2004-06-04
CIK 917524

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     As of September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $313.0 million. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.

     As of June 1, 2004 there were 13,670,344 shares of the registrant's Common Stock outstanding, net of treasury shares held by the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 2004 Annual Meeting of Shareholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

FORWARD-LOOKING STATEMENTS

     This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows, including without limitation, forward looking statements under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:

          (1) the risks associated with pending investigations, and possible future proceedings as a result of matters related to our recent financial statement restatements;

          (2) the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities;

          (3) risks related to our ability to increase the size and range of applications for The Work Number database and successfully market current and future services and our dependence on third party providers to do so;

          (4) the risk that our revenues from The Work Number may fluctuate in response to changes in certain economic conditions such as residential mortgage activity and employment trends;

          (5) risks relating to the dependence of the market for The Work Number on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability could be significantly harmed if those requirements were relaxed or eliminated;

          (6) risks associated with our ability to prevent breaches of confidentiality as we perform large-scale processing of verifications;

          (7) risks associated with our ability to maintain the accuracy, privacy and confidentiality of our clients' employee data;

          (8) risks associated with future challenges regarding applicability of the Fair Credit Reporting Act or any new privacy legislation or interpretation of existing laws;

          (9) risks associated with changes in economic conditions or unemployment compensation laws; and

          (10) the risk of interruption of our computer network and telephone operations, including potential slow-down or loss of business as potential clients review our operations.

     See "Item 1 -- Business -- Risk Factors" for a more detailed description of many of these and other risk factors. You should read this Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1.  BUSINESS

OVERVIEW

     We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing human resources/payroll business process outsourcing. Our services use web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screening companies, employees, employers and other authorized users to obtain employee human resources and payroll information and allow employees and their managers to review and modify information in the human resources and payroll management information systems on a self-service basis. Further, we provide unemployment insurance claims processing and unemployment tax planning and management services to a broad range of employers. We typically serve large organizations, including approximately two-thirds of Fortune 500 companies and a number of federal, state and local government agencies. Our strategy is to position TALX with a suite of services that either deliver or use payroll data. We describe these services as payroll-data-centric, and we believe that we are well positioned in the market with those capabilities. We interact with various payroll systems and payroll services, but are virtually independent of the payroll solutions our clients select.

     As used in this Form 10-K the terms "TALX," "we," "our," and "us" and other similar terms refer to TALX Corporation, unless we specify otherwise.

     TALX(R) is our registered trademark, and The Work Number For Everyone(R), The Work Number(R), UC eXpress(R), W-2 eXpress(R), eChoice(R), FasTime(R), and Advanced HR Solutions(R), are our registered service marks. TALXWare is our trademark and ePayroll and FasCast are our service marks. All other trade names, trademarks and product names in this Form 10-K are the property of their respective owners.

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

RESTATEMENTS OF FINANCIAL STATEMENTS

  2004 RESTATEMENT

     In January 2004, we restated certain historical financial statements as a result of adjustments related to our customer premises systems business. The restatement was necessary because an internal accounting review in the third quarter of fiscal 2004 showed that certain revenues for customer premises systems contracts were recorded earlier than was appropriate under the percentage of completion methodology used for this line of business. Although we ultimately realized the revenues from the transactions under review, our financial results were not accurately presented, requiring the restatement. The resulting restatement affected fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal year 2004.

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

     The restatement had practically no cumulative impact on our financial results or our financial condition. It had the effect of reducing revenues by $955,000 for fiscal years 1999, 2000 and 2001 and increasing revenues by a similar amount in fiscal years 2002 and 2003. The impact on the fiscal years presented, 2001, 2002 and 2003, was a reduction of revenue in 2001 of $358,000 and an increase of revenues in 2002 and 2003 of $610,000 and $384,000, respectively. In addition to the revenue adjustments, the related commissions associated with the revenues were adjusted accordingly and the income taxes provisions were amended to reflect the impact of these restatements. The annual impact to diluted earnings per share was a reduction to fiscal year 1999 of $0.03, an increase to fiscal year 2000 of $0.01, a reduction to fiscal year 2001 of $0.02 and increases to fiscal years 2002 and 2003 of $0.03 and $0.01, respectively.

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

     The adjustments also impacted our balance sheet based on the respective revenue amounts, resulting in a restatement of our work in progress and deferred revenues. In addition, accrued expenses were restated to give effect to the impact on accrued commissions, and deferred income taxes were rested for the related tax effect.

     See our Form 10-K/A for the fiscal year ending March 31, 2003 regarding the impact of our prior restatement on our consolidated statements of operations and balance sheets. The prior restatement had no impact on our total cash flows from operating activities, investing activities or financing activities.

  2002 RESTATEMENT

     In response to inquiries made by the Securities and Exchange Commission during the course of its investigation, we reviewed, during our December 2002 quarter, the accounting treatment for two items in the year ended March 31, 2001. In December 2002 we restated certain of our previously issued financial statements. The two items reviewed were the accounting for a patent technology license agreement and the award of certain bonus payments to the executive officers. The $1.6 million paid in connection with the patent technology license entered into with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. in March 2001 had been recorded as an intangible asset and was being amortized over a 10-year period. We decided to expense the entire amount in the March 2001 quarter. Certain bonus payments to the executive officers, recommended by the compensation committee and approved by the Board of Directors on May 15, 2001, totaling approximately $158,000, had been reflected as an expense related to the quarter ended June 30, 2001. We decided to record the entire expense in the quarter ended March 31, 2001.

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

     See our Form 10-K/A for the period March 31, 2002 regarding the impact of our prior restatement on our consolidated statements of operations and consolidated balance sheets. The prior restatement had no impact on our total cash flows from operations, investing activities or financing activities.

RECENT DEVELOPMENTS

  SALE OF HUMAN RESOURCES AND BENEFITS APPLICATION SERVICES BUSINESS

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

     The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc. and as of June 1, 2004 we had received $1.0 million of principal and $98,000 of interest payments in connection with the note.

     All assets and liabilities of this business, both the portion of the business transferred under contract to Workscape, Inc. (approximately 90% of the assets) and the portion that has not yet been sold, along with related transaction costs, were recorded on our consolidated balance sheet as net assets of business held for sale. We recorded cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

     In connection with the transfer, we are providing Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated. These fees, offset by costs to deliver the service, were recorded first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

     The historical results of operations for this business have been reclassified to earnings (loss) from discontinued operations on our consolidated statement of earnings.

  ACQUISITION OF THE UNEMPLOYMENT COST MANAGEMENT SERVICES, EMPLOYMENT VERIFICATION AND PRE-APPLICANT SCREENING BUSINESSES OF SHEAKLEY-UNISERVICE, INC. AND SHEAKLEY INTERACTIVE SERVICES, LLC.

     Pursuant to an asset purchase agreement dated March 22, 2004, effective April 1, 2004, we purchased substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and pre-applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC. The acquired businesses provide unemployment cost management services, to a broad customer base. This unemployment cost management services business will operate through our wholly-owned subsidiary, TALX Employer Services, LLC. The employment verification services and pre-applicant screening services will operate as a part of The Work Number Services.

     The purchase price was approximately $40 million, including transaction costs, and was paid in cash, which was financed, as discussed below in "Item
7 -- Management's Discussion and Analysis of Financing Condition and Results of Operations -- Liquidity and Capital Resources." Under the asset purchase agreement, Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC are required to indemnify us for certain pre-closing liabilities and obligations of the business, subject to certain limitations. An escrow account, maintained by a bank pursuant to the terms of an escrow agreement, is also available until March 31, 2005 to satisfy the indemnification obligations of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC under the asset purchase agreement, subject to certain limitations described in the asset purchase agreement. For such purposes, $1.0 million of the purchase price was paid into the escrow account. In connection with the asset purchase agreement, the parties executed a transition services agreement under which Sheakley-Uniservice, Inc. will provide certain services to us for up to two years. The services are intended to provide for the orderly transition of the acquired businesses and the employees of such businesses from Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC to us.

SERVICES AND PRODUCTS

     We provide services that enable both large and mid-size corporations, as well as government agencies, to outsource the performance of business processes that would otherwise be performed by their own human resources or payroll departments. Our services offer web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screening companies, employees and other authorized users to obtain employee human resources and payroll information, and allows employees and their managers to review and modify information in the human resources and payroll management information systems on a self-service basis.

     Our services and products fall within three general categories: The Work Number services, unemployment cost management services and maintenance and support related to our former customer premises systems business. We discontinued the operation of our Human Resources and Benefits Application Services business in the first fiscal quarter, retaining certain contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned within the next 6 months. For additional information, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

  THE WORK NUMBER SERVICES

     Responding to inquiries to verify employment and income information, printing and distributing pay stubs and annual W-2 forms, collecting time-reporting data and updating employee personnel records are burdensome and time-consuming tasks for employers and divert resources from managing their businesses. The Work Number employment and income verification service and other payroll-related business process outsourcing services supported by The Work Number's database of employee records are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces. Additionally, all services in The Work Number suite of services provide secure web access for managers to obtain management reports, approve certain transactions and exercise important control functions.

     The Work Number. Mortgage lenders, pre-employment screeners, credit issuers, collection agencies, social service agencies and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages that they will purchase. The Work Number is an outsourced service that enables employers to direct the third-party verifier to our website or to a toll free telephone number to confirm the employee's employment status and income for the past three years. Prior to February 2004, verifiers could also access this information through a 1-900 telephone number through AT&T. AT&T discontinued providing 1-900 services during February 2004. Prior to this discontinuation, we moved the majority of 1-900 users to alternative methods of accessing the service. Subsequent to February, we established a new 1-900 service with MCI for the small customer base that prefers the 1-900 number method of access.

     The Work Number provides the following benefits to employers, employees and third-party verifiers:

          EMPLOYERS                        EMPLOYEES                        VERIFIERS
          ---------                        ---------                        ---------
- reduces costs and resources    - provides control over third-   - decreases the opportunity
  otherwise spent responding       party access to personal         for human error
  to verification inquiries        compensation information
                                                                  - reduces likelihood of fraud
- eases the administrative       - provides information without     by the applicant by providing
  burden of human resources        requiring the cooperation or     independent evidence
  and payroll staff                knowledge of co-workers          directly to the verifier
- lowers the risk of liability
  resulting from providing       - expedites the verification     - expedites the verification
  erroneous or unauthorized        process, so that                 process, so that
  information to third-parties     transactions may occur more      transactions may occur more
                                   quickly                          quickly

     We generate substantially all of The Work Number revenues from transaction-based fees charged to mortgage lenders, pre-employment screeners, credit issuers, collection agencies, social service agencies and other information verifiers for verification of income and employment information. Revenue is recognized on these transaction-based fees in the period that the transactions occur and are billed. We also generate revenues from employer data conversion and ongoing maintenance fees, and record this revenue on a monthly basis as billed. Lastly, we derive revenues from one-time, up-front setup fees. These fees are recognized as revenue on a straight-line basis over the initial contract period, beginning on the date the client is live on our system.

     As of March 31, 2004, The Work Number database contained approximately 90.1 million employee records and had contracts to receive an additional 7.1 million records. The Work Number database is updated on an ongoing basis as employers electronically transmit data directly to us each payroll period. Employers contract to provide this data for specified periods, generally three years.

     W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to existing clients of The Work Number and other large employers. Using data provided by employers, we distribute original W-2 forms (both electronically and in paper form through a business alliance) to employees and provide an automated process to enable employees to request corrections to their W-2 forms and obtain additional copies via the web, telephone or direct download into their tax software. This suite of services allows complete employee self service without requiring direct interaction with the employer's payroll staff.

     For employers, the primary benefits of our W-2 eXpress services include:

     - simplifying the task of generating thousands of W-2 statements within a narrow time period each year;

     - reducing staff and other resources that must be allocated to the production and distribution of W-2 statements and the reissue of corrected statements;

     - automating the process for collecting correction requests; and

     - providing a mechanism for employees to completely bypass the paper W-2 process and receive their W-2's in a completely electronic manner.

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

     ePayroll. ePayroll (or Paperless Pay) is another outsourcing service we offer to existing clients of The Work Number and other larger employers. ePayroll is a suite of payroll self-service applications that enables employees, via the Internet or by telephone, to receive pay statement information, to access current and historical payroll information, to review and change direct deposit account information, and to review and change W-4 information. Additionally, during fiscal year 2004, ePayroll has been expanded to allow employees to enroll in selected paycard services chosen by their employer, which allows employees to eliminate paper checks and receive their payroll through direct deposits to their paycard.

     Employers that send us electronic transmissions of their employees' pay stubs and direct deposit data can reduce the amount of staff required to process routine employee payroll requests as well as reduce the cost to distribute paper pay advices.

     We charge ePayroll clients on a per-employee, per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts. Revenue for the initial setup fees is recognized on a straight-line basis over the initial contract period, beginning with the date the client is live on our system. Per-employee, per-month fees are recognized as revenue in the months billed.

     FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the web and are used by large employers and the temporary staffing industry. FasTime clients are billed for initial set up fees. For large employers, FasTime collects hours worked and exception time codes providing a user-friendly online approval and reporting for managers. FasTime is customized according to a company's business rules and processes. For the temporary staffing industry, FasTime provides a comprehensive, paperless system for time, expenses and availability, including manager approvals and the reporting and management tools for branch offices.

     FasTime clients are billed for initial set up fees, monthly maintenance fees and per transaction fees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period for setup and maintenance fees and as services are performed for transaction-based fees.

  UNEMPLOYMENT COST MANAGEMENT SERVICES

     We also provide unemployment cost management services under the name UC eXpress, through our wholly-owned subsidiary TALX UCM Services, Inc. UC eXpress is a comprehensive suite of services designed to reduce the cost of processing unemployment claims by human resource departments and to better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress utilizes document imaging, web access, fax and interactive voice response to speed the processing of unemployment claims with the goal of resisting claims for unemployment compensation which are not meritorious that have been filed with state agencies by separated employees. UC eXpress services are aimed at relieving human resource departments of the administrative burden of managing unemployment claims. Following an employee separation, UC eXpress services respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients' rights as an employer. If an unemployment hearing is required, UC eXpress services include client conferences with UC eXpress hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, the UC eXpress field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

     UC eXpress also offers comprehensive employer tax services that encompass five service areas:

     - unemployment tax services;

     - employment tax research and recovery;

     - unemployment tax planning;

     - tax registrations; and

     - employment tax consulting (withholding and unemployment.)

     Clients who choose UC eXpress for tax services collaborate with a UC eXpress tax analyst to monitor the clients' unemployment tax accounts, verify tax rates and contribution reports and identify voluntary contribution opportunities. Following the acquisition of Johnson and Associates, which was effective July 1, 2003, our UC eXpress tax services offerings were expanded to include processing of the work opportunity ("WOTC") and welfare to work ("WtW") tax credits, which are designed to provide incentives to employers for hiring individuals who have traditionally faced difficulties in securing employment. Our services include assisting employers with integrating WOTC/WtW processing into the current hiring process as well as processing all necessary forms to identify all potential qualifiers for hiring tax credits.

     We charge clients fees pursuant to multi-year contracts, generally billed monthly or quarterly. Many contracts allow for additional charges if transaction activity exceeds a certain threshold. Some unemployment tax planning contracts call for contingent fees based upon actual tax savings realized. Revenues from UC eXpress are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria, including our new hiring tax credit consulting and administration business, is recognized when those criteria are met.

  MAINTENANCE AND SUPPORT SERVICES RELATED TO OUR FORMER CUSTOMER PREMISES SYSTEMS BUSINESS

     We previously offered our products and services exclusively through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 2000 we discontinued sales to new customers. Today, we provide system enhancements to existing customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005.

SALES AND MARKETING

     We employ a direct sales force in conjunction with strategic marketing alliances. We use our direct sales force and strategic alliances to develop relationships with large employers, typically having over 3,500 employees. In addition, we use our strategic alliances to help us to identify potential clients for The Work Number services among mid-sized employers, typically having between 1,000 and 3,500 employees. In our unemployment cost management business, our direct sales force sells to employers typically having over 3,500 employees and we use strategic alliances with third party providers to sell to employers with fewer than 3,500 employees.

  DIRECT SALES FORCE

     Our sales, service and marketing effort relies on a team approach consisting of approximately 144 professionals in 33 U.S. cities, including regional sales vice presidents, regional sales directors, regional client relationship directors, regional sales managers, sales representatives, client relationship managers, account managers, product managers, product consultants and marketing personnel. Our sales representatives qualify companies as viable potential clients and establish appointments for our regional sales managers. Our regional sales directors and regional sales managers are responsible for presenting our service offerings to prospective clients and negotiating for the sale of our services. Our product managers oversee product direction and provide sales assistance. Our regional client relationship directors, client relationship managers and account managers service existing clients. Product consultants provide technical assistance to regional sales managers and prospective clients during the sales process. Our marketing personnel develop market strategies and support the sales force at all levels.

     Additionally we have a team dedicated to the management of our alliance relationships. This team includes alliance sales managers, alliance account managers and integration project managers. The alliance sales managers are responsible for generating sales through the development and management of existing alliance relationships. The alliance account managers are responsible for servicing our alliance relationships, and integration managers are responsible for developing technical integration with our alliance relationships.

  STRATEGIC MARKETING ALLIANCES

     We have established alliances with leading providers of related human resources outsourcing services with the goal of building the database of records for The Work Number and UC eXpress services relating to employees of both large and mid-sized employers. These alliances include:

     - Hewitt Associates LLC: Hewitt Associates is a global management consulting firm specializing in human resource services that has agreed to make The Work Number available to its clients. For example, The Work Number is directly accessible by employees of Hewitt's clients through an employee portal that incorporates a seamless link to our website for The Work Number. In exchange, we have agreed, among other things, to share revenue with Hewitt resulting from its referrals.

     - Ceridian Corporation: Ceridian is a national human resource outsourcing company that has agreed to make The Work Number and unemployment cost management services available to its clients in exchange for a share of the revenue generated by such activities.

     These and other strategic marketing alliances, such as Towers Perrin, Mellon HR Services, Convergys Corporation, PayMaxx, Checkpoint HR, Comdata and Money Network, are generally governed by non-exclusive contractual arrangements that remain in effect for specified periods. The success of these alliances generally will depend on the interest and commitment of these companies in promoting and coordinating product development and marketing efforts with us, which is entirely at their discretion. Some of these companies maintain similar relationships with some of our competitors and compete directly with us in certain applications.

COMPETITION

     We believe the principal competitive factors in our markets include:

     - service and product quality, reliability and performance;

     - breadth of service offerings;

     - functionality and ease of use;

     - company reputation for integrity and confidentiality;

     - company financial strength; and

     - cost of the service or product.

     Our primary competitors relating to The Work Number services and unemployment cost management services are Employers Unity and Jon-Jay Associates, which are unemployment cost management companies that also offer employment and income verification services. One of our marketing partners, Ceridian, offers services that are similar to a few of The Work Number services. However, large employers are the primary market segment for The Work Number services and we believe there is only limited overlap in the marketplace with Ceridian's small to mid-size employer focus. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge.

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

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Each of our business lines is based on databases we construct and applications we build to access and manipulate data. Our unemployment cost management services are run on industry standard databases and internally developed applications. Historically, our other services have been run on industry standard databases and we have used a combination of Microsoft technologies and a proprietary integrated visual development environment and software system known as TALXWare to build our applications. TALXWare utilizes the Microsoft Windows NT and Windows 2000 operating systems and is designed to support the creation and management of self-service solutions. We are currently in the process of migrating most of the applications for The Work Number to the Microsoft.Net platform.

     We also license and integrate complementary technologies into our products including:

     - speech recognition;

     - text-to-speech;

     - facsimile; and

     - terminal emulation.

     We license these technologies from third-party suppliers pursuant to non-exclusive license or resale agreements or purchase the technologies under open market arrangements and then integrate them into our products.

     We have directed our development efforts toward enhancing and developing new offerings for The Work Number services and the UC eXpress services. The most recent enhancements include extending the features and capabilities of The Work Number database, through new verification types, our W-2 eXpress and ePayroll paystub/direct deposit services, the addition of new integrated and batch interfaces and the expansion of our social services data. Additionally, we have focused our efforts on enhancing and expanding our UC eXpress in-house claims processing system.

     We incurred product development costs of $2.0 million, $4.8 million and $6.3 million in fiscal years 2002, 2003 and 2004, respectively. As of March 31, 2004, our total product development staff consisted of 50 full-time employees and 1 part-time employee. We believe that significant investments in product development are required to remain competitive.

PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We regard our trademarks and our other intellectual property as having significant value and as being important factors in the development and marketing of our products.

     We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We have obtained a trademark registration for the name TALX and a trademark registration for The Work Number for Everyone, The Work Number, eChoice, FasTime, UC eXpress, W-2 eXpress and Advanced HR Solutions with the United States Patent and Trademark Office. In addition, TALXWare is our trademark, and FasCast is our service mark.

     We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code, access to our databases, and the disclosure and use of other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances.

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

CLIENTS

     As of March 31, 2004, The Work Number database contained employee records from over 1,000 clients, representing approximately 90.1 million present and former employees. Additionally, as of that date, we had contracts with new clients to provide 7.1 million records of present and former employees in backlog. These clients typically employ over 5,000 employees. Our clientele includes approximately two-thirds of the Fortune 500 companies and a number of federal, state and local government agencies. Our clients operate in a wide variety of industries, including financial services, telecommunications services, retail, consumer products, health care, temporary services and government. As of March 31, 2004, our unemployment cost management business had over 5,200 clients of various sizes and operated in a broad range of industries. No client accounted for more than 10% of total revenues in any of the fiscal years 2002, 2003 or 2004.

EMPLOYEES

     As of March 31, 2004, we employed approximately 1,102 full-time and 43 part-time employees.

     We have never had a work stoppage, and no employees are represented by a labor organization. We consider our employee relations to be good.

RISK FACTORS

     You should carefully consider the following factors and other information in this Form 10-K in evaluating our company:

  WE MAY BE SUBJECT TO ADDITIONAL REGULATORY PROCEEDINGS AS A RESULT OF OUR RECENT FINANCIAL STATEMENT RESTATEMENTS.

     In January 2004, we filed restated financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for the first two quarters of fiscal 2004. In addition, we announced the resignation of Executive Vice President Craig N. Cohen. Mr. Cohen had previously served as chief financial officer from January 1994 to May 2003 and as vice president of application services and software from May 1999 to May 2003.

     In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002.

     As of the date hereof, the SEC is investigating our accounting for certain items, including those which were the subject of the restatements. It is possible that the SEC will begin a regulatory proceeding or enforcement action against us. The commencement of any such proceeding or action, or the application of any remedies, could harm our business and financial condition.

  OUR FUTURE GROWTH WILL DEPEND ON OUR ABILITY TO EFFECTIVELY INTEGRATE ACQUIRED COMPANIES AND CAPITALIZE ON ANTICIPATED CROSS-SELLING OPPORTUNITIES.

     Pursuant to an asset purchase agreement dated March 22, 2004, effective April 1, 2004, we purchased substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and pre-applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC (together, "Sheakley"), with the expectation that the transaction will result in certain benefits, including, without limitation, cost savings, operating efficiencies, cross-selling opportunities, revenue enhancements and other synergies. Achieving the benefits of these transactions will depend in part upon the integration of the business of Sheakley and The Work Number line of products and services in an efficient manner, and there can be no assurance that this will occur. The consolidation of operations will require substantial attention from management. The diversion of management attention and any difficulties encountered in the integration processes could have a material adverse effect on the revenues, levels of expenses and operating results of the combined companies. There can be no assurance that we complete the consolidation on a timely basis or that the combined companies will realize all of the anticipated benefits.

  OUR FUTURE GROWTH IS SUBSTANTIALLY DEPENDENT ON OUR ABILITY TO INCREASE THE SIZE AND RANGE OF APPLICATIONS FOR THE WORK NUMBER DATABASE.

     In order to successfully grow our business, we will have to make The Work Number and related business process outsourcing services increasingly attractive to a greater number of large organizations, their employees and third-party information verifiers. To achieve this goal, we believe that we will need to increase the number of employee records contained in The Work Number database, the amount and type of information contained in those records and the number of applications that make use of those records. Our strategy for increasing the size of The Work Number database is based in part on strategic alliances with several providers of payroll and human resources outsourcing services. Our success will depend on the interest and commitment of these providers, which is entirely at their discretion. Some of these companies compete with us in certain applications. Our strategy is also based in part on strategic acquisitions of businesses with databases of employee information, such as our acquisition of the Sheakley business. If we are unable to attract and retain a sufficient number of employer clients, if we cannot persuade them to include a greater amount of information in the employee records they provide us, or if we fail to develop additional applications to use this information, we may not achieve our growth objectives.

  OUR REVENUES FROM THE WORK NUMBER MAY FLUCTUATE IN RESPONSE TO CERTAIN ECONOMIC CONDITIONS SUCH AS RESIDENTIAL MORTGAGE ACTIVITY AND EMPLOYMENT TRENDS.

     A significant portion of our revenues from The Work Number depends on residential mortgage-related and employment-related activity. We charge a fee for each request from mortgage lenders and pre-employment screeners to verify employment and income information. Therefore, a decrease in activity within either of these segments would reduce our overall number of transactions per record. This reduction in transactions, whether due to increases in interest rates or otherwise, could cause our revenues and profitability to be harmed. During fiscal year 2004, revenues for The Work Number services have been adversely affected by a slowdown in the refinancing segment of the mortgage loan market.

  THE MARKET FOR THE WORK NUMBER DEPENDS IN PART ON THE REQUIREMENTS ESTABLISHED BY PURCHASERS IN THE SECONDARY MORTGAGE MARKET, AND OUR REVENUES AND PROFITABILITY WOULD BE SIGNIFICANTLY HARMED IF THESE REQUIREMENTS WERE RELAXED OR ELIMINATED.

     We believe that residential mortgage lenders are among the most active users of The Work Number. They utilize our services to verify employment, income and related information. The demand for this verification is driven in part by the requirements of the Federal National Mortgage Association, which is also known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which is also known as Freddie Mac, the leading purchasers of residential mortgages in the United States. These agencies currently require specific information, including independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages they purchase having a loan-to-value in excess of 75%. Accordingly, most lenders seek this information from mortgage applicants. If Fannie Mae or Freddie Mac were to reduce the requirement for employment and income data or eliminate the requirement for independent verification thereof, our revenues and profitability would be significantly harmed.

  AS WE PERFORM LARGE-SCALE PROCESSING OF VERIFICATIONS, THERE IS AN INCREASED RISK OF BREACH OF CONFIDENTIALITY, WHICH MAY RESULT IN DAMAGE CLAIMS AND LOSS OF CUSTOMERS.

     As we seek to increase the use of the Work Number database by verifiers with frequent need of verification, we plan to use new methods of verification. These verifiers may be large mortgage lenders, pre-employment screeners, social services agencies, child support enforcement agencies, debt collectors or other volume verifiers. These volume verifiers may obtain verifications in large volume or "batch" transactions using different means and requiring less proof of authorization than smaller verifiers. We expect that these volume verifiers will enter into contracts by which they agree that they will not use the income verification service unless they have been authorized by the employee to do so, or have legal authority to obtain the information. Many of the industries that utilize The Work Number for large scale processing of verifications have high turnover which may lead to the verifier failing to terminate access privileges to The Work Number in a timely manner. We have the ability to conduct regular audits of these volume verifiers to ensure compliance with documentation requirements. However, there is a risk that the verifier may not have the requisite authority, and that there may be claims for breach of privacy or confidentiality against TALX, claims for damages by employees and employers and resulting loss of employer relationships, which could significantly harm our results of operations.

  IF WE ARE UNABLE TO MAINTAIN THE ACCURACY, PRIVACY AND CONFIDENTIALITY OF EMPLOYEE INFORMATION IN THE WORK NUMBER AND OUR OTHER DATABASES, WE MAY FACE SIGNIFICANT CLAIMS AND OUR REPUTATION COULD BE HARMED.

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

  OUR FUTURE PERFORMANCE WILL BE DEPENDENT ON SUCCESSFUL INTEGRATION OF ACQUISITIONS.

     We expect a portion of our growth to come from business acquisitions which we recently consummated or which we may consummate in the future. Such acquisitions involve certain operational, legal and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by our management, while we continue to incur operating expenses to provide the services formerly provided by the acquired company. Legal risks involve contract and regulatory issues. For example, some employers may not consent to the transfer of ownership of their contracts by which the unemployment cost management services are provided, and some states' unemployment compensation commissions may require changes to powers of attorney by which the employer authorizes processing of claims. In the event of any loss of employer-customers or our inability to appear before state unemployment commissions, our business and results of operations may be materially adversely affected. Financial risks involve the incurrence of indebtedness as a result of the acquisitions and the consequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute the economic interests of existing shareholders. In carrying out our acquisition strategy, we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there can be no assurance that we will be successful in doing so, nor can there be any assurance that we will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

  IF THE FAIR CREDIT REPORTING ACT APPLIES TO THE WORK NUMBER SERVICES, OUR BUSINESS AND REVENUES WILL BE HARMED.

     The Fair Credit Reporting Act, which we refer to as the FCRA, may apply to The Work Number services, which would have an adverse impact on us. The FCRA applies to "consumer reporting agencies" that engage in the practice of "assembling or evaluating" consumer credit information. While we take the position that The Work Number services do not cause us to be a consumer reporting agency and that the FCRA does not apply to The Work Number services, consumers or the Federal Trade Commission, which enforces the FCRA, could take the position that the FCRA does apply to us and seek to require us to comply with the FCRA and seek penalties and damages. Among other provisions, the FCRA requires that a consumer reporting agency determine that there be a "permissible purpose" before disclosing a consumer report and furnish certain notices and information in writing to consumers as consumer reports are used. If required, we would have difficulty complying with these procedures; The Work Number services are designed to operate via interactive voice response and the Internet, instead of paper. Further, we might have to eliminate certain types of transactions, resulting in loss of revenue. As a result, it is difficult to estimate the ultimate impact on us in the event the FCRA were deemed to apply to The Work Number services.

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

     The difficult economic environment and consequent staff reductions by many employers have resulted in an increase in unemployment compensation claims, and employers have more readily recognized the value of our unemployment compensation management and unemployment compensation tax planning services. As economic conditions improve, and claims decrease, employers may question the value of these services. If economic conditions do not improve, states with significant budget challenges may take legislative or regulatory steps to reduce unemployment benefits or to close tax-planning opportunities, which could reduce the opportunities for service to employers. In such situations, our revenues could be harmed. As a result of uncertain economic conditions we experienced lower revenue levels in our unemployment cost management services business during fiscal year 2004. The UC eXpress revenue stream is characterized by annual retainers that provide a revenue base with upside potential through contingency billings from tax consulting or through additional billings if claims processed, or the performance measures, exceed contractually set levels. During fiscal year 2004, uncertain economic conditions contributed to a reduction in activity in our unemployment tax consulting business and current claims activity has been less than expected. Consequently, we did not realize the anticipated additional billings.

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

  INTERRUPTIONS TO OUR COMPUTER NETWORK OR TELEPHONE OPERATIONS COULD SIGNIFICANTLY HARM OUR REVENUES AND INDUSTRY REPUTATION.

     Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our data processing centers against damage from fire, power loss, telecommunications failures, unauthorized intrusion and other events. We have data processing centers located in St. Louis, Missouri; Columbus, Ohio; Cleveland, Ohio; and Plano, Texas, which areas have historically been vulnerable to natural disasters and other risks, such as floods, earthquakes and tornadoes. We back-up software and related data files regularly and store the back-up files off-site at a nearby secure facility. A portion of the data is also replicated to an off-site storage area network for high availability. We cannot assure you that these measures will eliminate the risk of extended interruption of our operations. We also rely on local and long-distance telephone companies to provide dial-up access, Internet and corporate intranet access to our services. We have not established an alternative disaster recovery facility, which would serve to protect us from losses of employee record information due to damage to our data storage facilities. Any damage or failure that interrupts our operations or destroys some or all of our database of employee records could have a material adverse effect on our revenues, profitability and industry reputation.

  OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY.

     Our revenues, margins and results from operations have fluctuated in the past, and may continue to fluctuate in the future due to a number of factors.

     For The Work Number, these factors include residential mortgage activity and interest rate levels. Revenues generated from our W-2 eXpress service are affected by seasonality, as revenues are primarily earned in our fourth fiscal quarter. For all of our service offerings, other factors that can cause our operating results to fluctuate include:

     - new product introductions or announcements by us or our competitors;

     - market acceptance of new services;

     - pricing pressure;

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

  WE DEPEND ON THIRD-PARTY SOFTWARE AND HARDWARE, WHICH EXPOSES US TO DISRUPTION IF THOSE PRODUCTS ARE NO LONGER SUPPORTED OR DEVELOP DEFECTS.

     Our services and products involve integration with both operating systems and products developed by others. If any third-party software or hardware, such as Microsoft Windows server products, Microsoft development tools, Oracle database software, Sun Solaris, Informix database software, Intel Media processing hardware or Sybase Power Builder development tools, become unavailable for any reason, fail to integrate with our products or fail to be supported by their respective vendors or to operate properly, we would have to redesign our products. We cannot assure you that we could accomplish any redesign in a cost-effective or timely manner. Further, if third-parties release new versions of these systems or products before we develop products compatible with such new releases, demand for our services and products might decline, thereby harming our revenues and profitability.

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

     As a result of their complexity, business process outsourcing services and hardware and software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure you that, despite testing by us and our clients, errors will not occur in services and systems after implementation. The occurrence of such errors could result in potential security issues or loss or delay in market acceptance of our services or products, which could significantly harm our revenues and our reputation.

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

     Other parties have asserted in the past, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, we have entered into a license to use various interactive voice response and computer telephony technologies that required us to make an initial payment and to pay future royalties. Further, we have not conducted a search to determine whether the technology we have in our products infringes or misappropriates intellectual property held by other third-parties. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights.

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

     We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code, access to our databases and the disclosure and use of our other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Further, we have not included copyright notices on all of our copyrightable intellectual property. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of one or more competitive advantages and decreased revenues.

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

     We consider the primary competitors to The Work Number and the unemployment cost management business to be Employers Unity and Jon-Jay Associates, which are unemployment cost management providers offering employment and income verification services. Additionally, we are aware of a number of employers who have established similar systems for their internal use and believe additional competitors may emerge.

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

  OUR STOCK PRICE IS VOLATILE AND COULD DROP UNEXPECTEDLY.

     The market price of our common stock has been volatile. The price could continue to be subject to wide fluctuations due to factors including:

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

  BECAUSE OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGET OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.

     In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted class action securities litigation against those companies. We are currently defending against such claims, although a settlement was reached on May 5, 2004, subject to final court approval. See "Item 3 -- Legal Proceedings." Such litigation could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

     We currently occupy approximately 305,000 square feet of office space in 29 buildings across the country. All of our facilities are leased and are utilized primarily for general administrative, data processing and sales purposes. We believe our facilities have been generally well maintained, are in good operating condition and are adequate for our current requirements. Additionally, we have approximately 54 employees, primarily sales-related, working out of their homes. The following table includes descriptions of our significant facilities.

                                                                                 SQUARE
      ADDRESS        CITY AND STATE                 FACILITY TYPE                FOOTAGE
      -------        --------------                 -------------                -------
1850 Borman Court    St. Louis, MO    Corporate Headquarters -- Executive,       40,000
                                      Administrative, Data Processing and Sales
3455 Mill Run Drive  Hilliard, OH     Administrative, Data Processing and Sales  46,000
10101 Woodfield      St. Louis, MO    Administrative, Data Processing and Sales  83,000
191 W. Schrock Road  Westerville, OH  Administrative and Data Processing         18,000
11828 Borman Drive   St. Louis, MO    Administrative and Data Processing         29,000
1195 Corporate Lake  St. Louis, MO    Administrative and Data Processing         15,000

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

     On May 5, 2004 we reached an agreement with the plaintiffs to settle all pending class action lawsuits. The settlement calls for payment of $5.75 million, which will be made by our insurance carriers and will not impact earnings. There were, however, approximately $500,000 of additional legal costs that were included in expenses for the fourth quarter of the fiscal year 2004. As of the year ended March 31, 2004 we recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owe under the settlement agreement. Additionally, we recorded $5.75 million in prepaid expenses and other current assets representing the amount we will receive from our insurance companies. The agreement is subject to certain conditions, including judicial approval, and a potential additional payment depending on the amount of certain claims. We believe that any additional payment, if required, would not be material. However, our expectations are subject to the risks that the court will not approve our class action settlement, that claimants request exclusion from the settlement that hold a larger than anticipated number of shares, or that the claims analysis on which we relied is inaccurate, and a larger than expected number of claims is submitted which could require us to make an additional payment. On May 24, 2004, the court entered an order preliminarily approving the settlement and setting October 6, 2004 as the date for a hearing on final approval of the settlement. In the interim, notice of the settlement will be given to class members, and they will have an opportunity to opt out or to file objections to the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation if the settlement is not approved by the court. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

     As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who has resigned from the Company) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our prior restatement, as disclosed in our Form 10-K/A for the year ended March 31, 2002. We and the individuals have filed separate responses to the Wells letter. Since the time of the Wells submissions, the Commission is continuing its investigation of our accounting for certain items, including those which were the subject of the restatements discussed below. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against us and/or the individuals.

     In the settlement of the civil suit referred to above, we released our insurance providers from related claims against our applicable insurance policies. Any fines or penalties assessed by the SEC against us, along with any further defense costs incurred by us in connection with the SEC investigation, either on our own behalf or as indemnification on behalf of William W. Canfield or Craig N. Cohen, and any future related litigation will be borne by us and will not be covered by insurance. In addition, to the extent we are required to indemnify Messrs. Canfield or Cohen against any fines or penalties assessed against either of them, those amounts will be borne by us and not be covered by insurance. The application of any of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

     As previously disclosed, we have filed restated financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for each of the first two quarters of fiscal 2004. In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional regulatory proceedings.

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

     Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of these types are expensive and, until settled or otherwise resolved, will require that we devote substantial resources and executive time to defend these proceedings.

     In addition to matters set forth above, we are also party to other lawsuits and claims that arise in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the Nasdaq National Market under the symbol "TALX." The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for each of the quarters since the beginning of fiscal 2003 through the end of fiscal 2004.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2003:
  First quarter.............................................  $19.90   $14.36
  Second quarter............................................   19.13     8.93
  Third quarter.............................................   15.28     6.94
  Fourth quarter............................................   14.95    11.61
FISCAL 2004:
  First quarter.............................................  $24.45   $12.42
  Second quarter............................................   31.75    19.86
  Third quarter.............................................   28.78    19.90
  Fourth quarter............................................   23.49    18.50

     On June 1, 2004, the last reported sale price on the Nasdaq National Market for our common stock was $23.51 per share. As of June 1, 2004, there were approximately 120 holders of record of our common stock.

     During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. The following table sets forth dividends declared per share of common stock for the periods indicated:

                                                              DIVIDEND
                                                              DECLARED
                                                              --------
FISCAL 2003:
  First Quarter.............................................   $0.03
  Second Quarter............................................   $0.03
  Third Quarter.............................................   $0.03
  Fourth Quarter............................................   $0.04
FISCAL 2004:
  First Quarter.............................................   $0.04
  Second Quarter............................................   $0.05
  Third Quarter.............................................   $0.05
  Fourth Quarter............................................   $0.05

     Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition and such other factors as the board may deem relevant. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding certain contractual restrictions on our ability to pay dividends.

     The following table provides information about our purchases during the quarter ended March 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                             TOTAL NUMBER OF       MAXIMUM NUMBER
                              TOTAL                        SHARES PURCHASED AS   OF SHARES THAT MAY
                            NUMBER OF     AVERAGE PRICE     PART OF PUBLICLY      YET BE PURCHASED
                              SHARES         PAID PER      ANNOUNCED PLANS OR    UNDER THE PLANS OR
PERIOD                     PURCHASED(1)       SHARE            PROGRAMS(1)            PROGRAMS
------                     ------------   --------------   -------------------   ------------------
January 1, 2004 to
  January 31, 2004.......        --              --                 --                693,789
February 1, 2004 to
  February 29, 2004......        --              --                 --                693,789
March 1, 2004 to March
  31, 2004...............        --              --                 --                693,789
  Total..................        --              --                 --                693,789

---------------

(1) On September 5, 2002, our Board of Directors authorized us to repurchase up to one million shares of our common stock in the open market or through privately negotiated transactions during the 36 month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, we repurchased 131,211 shares during the year ended March 31, 2004. No shares were repurchased during the quarter ended March 31, 2004. Cumulative shares repurchased under this plan amount to 306,211.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     This section presents our selected historical financial data and certain additional information. You should read carefully the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected data in this section is not intended to replace the financial statements. As discussed below, on April 22, 2003, we sold substantially all of the assets of our Human Resources and Benefits Application Services business. During July 2001 we acquired Ti3, Inc. and during March 2002, we acquired Frick and the GM Unemployment Compensation Business. Effective April 1, 2004, we acquired certain businesses of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC.

     We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended March 31, 2004 from our consolidated financial statements. The consolidated financial statements as of March 31, 2004 and 2003 and for each of the years in the three-year period ended March 31, 2004 contained herein have been audited by KPMG LLP, independent registered public accounting firm. The financial information set forth below reflects the classification of the database, document services and Human Resources and Benefits Application Services businesses as discontinued operations.

                                                           YEARS ENDED MARCH 31,
                                             -------------------------------------------------
                                             2000(1)    2001      2002       2003       2004
                                             -------   -------   -------   --------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
  The Work Number services.................  $12,328   $19,149   $27,184   $ 35,934   $ 46,608
  Unemployment cost management services....       --        --       848     74,645     73,667
  Customer premises systems................   10,827     6,524     3,480      1,708         --
  Maintenance and support..................    4,876     4,417     3,893      3,639      4,120
                                             -------   -------   -------   --------   --------
     Total revenues........................   28,031    30,090    35,405    115,926    124,395
                                             -------   -------   -------   --------   --------

                                                           YEARS ENDED MARCH 31,
                                             -------------------------------------------------
                                             2000(1)    2001      2002       2003       2004
                                             -------   -------   -------   --------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Cost of revenues:
  The Work Number services.................    3,973     6,179     9,320     12,285     13,947
  Unemployment cost management services....       --        --       450     38,337     37,986
  Customer premises systems................    8,388     5,790     2,652        997         --
  Maintenance and support..................    1,367     1,275     1,028        734      1,320
  Inventory write-down.....................       --        --       307         --         --
                                             -------   -------   -------   --------   --------
     Total cost of revenues................   13,728    13,244    13,757     52,353     53,253
                                             -------   -------   -------   --------   --------
Gross margin...............................   14,303    16,846    21,648     63,573     71,142
                                             -------   -------   -------   --------   --------
Operating expenses:
  Selling and marketing....................    5,548     5,691     6,333     18,902     23,862
  General and administrative...............    5,477     5,767     7,454     25,180     26,052
  Intellectual property settlement.........       --     1,612        --         --         --
  Restructuring charges....................       --        --     2,627         --         --
                                             -------   -------   -------   --------   --------
     Total operating expenses..............   11,025    13,070    16,414     44,082     49,914
                                             -------   -------   -------   --------   --------
Operating income...........................    3,278     3,776     5,234     19,491     21,228
Other income (expense), net................       82       562     1,567     (1,358)      (845)
Income tax expense.........................    1,304     1,774     2,509      6,945      7,890
                                             -------   -------   -------   --------   --------
Earnings from continuing operations before
  cumulative effect of change in accounting
  principle................................    2,056     2,564     4,292     11,188     12,493
Discontinued operations, net...............      872      (582)        5      1,781        199
                                             -------   -------   -------   --------   --------
Earnings before cumulative effect of change
  in accounting principle..................    2,928     1,982     4,297     12,969     12,692
Cumulative effect of change in accounting
  principle, net of income taxes...........       --    (1,655)       --         --         --
                                             -------   -------   -------   --------   --------
     Net earnings..........................  $ 2,928   $   327   $ 4,297   $ 12,969   $ 12,692
                                             =======   =======   =======   ========   ========

                                                     YEARS ENDED MARCH 31,
                              -------------------------------------------------------------------
                                2000(1)        2001          2002          2003          2004
                              -----------   -----------   -----------   -----------   -----------
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net earnings per common
  share(2):
  Basic:
     Continuing
       operations...........  $      0.20   $      0.25   $      0.34   $      0.81   $      0.92
     Discontinued
       operations, net......         0.09         (0.06)           --          0.13          0.02
     Cumulative effect of
       change in accounting
       principle............           --         (0.16)           --            --            --
                              -----------   -----------   -----------   -----------   -----------
       Net earnings.........  $      0.29   $      0.03   $      0.34   $      0.94   $      0.94
                              ===========   ===========   ===========   ===========   ===========

                                                     YEARS ENDED MARCH 31,
                              -------------------------------------------------------------------
                                2000(1)        2001          2002          2003          2004
                              -----------   -----------   -----------   -----------   -----------
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  Diluted:
     Continuing
       operations...........  $      0.20   $      0.23   $      0.32   $      0.79   $      0.88
     Discontinued
       operations, net......         0.08         (0.05)           --          0.12          0.01
     Cumulative effect of
       change in accounting
       principle............           --         (0.15)           --            --            --
                              -----------   -----------   -----------   -----------   -----------
       Net earnings.........  $      0.28   $      0.03   $      0.32   $      0.91   $      0.89
                              ===========   ===========   ===========   ===========   ===========
Cash dividends declared per
  common share..............  $        --   $      0.08   $      0.12   $      0.13   $      0.19
                              ===========   ===========   ===========   ===========   ===========
Weighted average number of
  common shares outstanding:
  Basic(2)..................   10,091,349    10,255,928    12,622,689    13,742,581    13,561,901
  Diluted(2)................   10,527,236    11,068,583    13,481,683    14,208,565    14,226,559

                                                                MARCH 31,
                                            --------------------------------------------------
                                            2000(3)    2001       2002       2003       2004
                                            -------   -------   --------   --------   --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $ 6,291   $ 9,725   $ 21,431   $  9,409   $ 10,043
Working capital...........................   14,854    13,677      2,862      1,616      5,996
Total assets..............................   30,040    33,620    179,819    172,795    213,990
Long-term debt plus capital leases........       --        --     30,308     22,152     50,012
Shareholders' equity......................   23,004    21,823    115,991    123,183    133,817
ADDITIONAL INFORMATION:
Employment records in The Work Number
  database................................   30,300    43,000     60,700     76,400     90,100
Employment records under contract(3)......   36,100    51,900     70,200     82,000     97,200

---------------

(1) Our recent restatement, discussed above, resulted in a review focused on contracts in which revenue was realized in fiscal 2000 and subsequent periods as reliable historical data was not available for earlier periods. Accordingly, our review included contracts for which services were initiated in periods prior to fiscal 2000. The review of certain contracts resulted in cumulative adjustments for periods prior to fiscal 2000 which have been attributed to fiscal 1999, the earliest fiscal period presented for financial disclosure purposes. While it is possible that certain of these adjustments related to periods prior to fiscal 1999, data was not available to accurately support the specific allocation to such prior periods. Such data was not available as we had modified our systems during fiscal 1999 and have not retained sufficient comparable data for contracts entered into prior to the modification. While further review may have resulted in adjustments to increase revenue in 2000 by decreasing revenues in prior periods, based on the review performed, management believes that further adjustments were not supportable.

(2) Basic and diluted earnings per share have been computed using the number of shares of common stock and common stock options and warrants outstanding. The weighted average number of shares was based on common stock outstanding for basic earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive.

(3) Represents aggregate employment records included in The Work Number database and employment records under contract that have not yet been converted to the database.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with the financial statements and other financial information included in this Form 10-K for the year ended March 31, 2004.

OVERVIEW

     We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing human resources/payroll business process outsourcing. Our services use web access, interactive voice response, fax and other technologies to enable mortgage lenders, pre-employment screening companies, employees, employers and other authorized users to obtain employee human resources and payroll information and allow employees and their managers to review and modify information in the human resources and payroll management information systems on a self-service basis. Further, we provide unemployment insurance claims processing and unemployment tax planning and management services to a broad range of employers. We typically serve large organizations, including approximately two-thirds of Fortune 500 companies and a number of federal, state and local government agencies. Our strategy is to position TALX with a suite of services that either deliver or use payroll data. We describe these services as payroll-data-centric, and we believe that we are well positioned in the market with those capabilities. We interact with various payroll systems and payroll services, but are virtually independent of the payroll solutions our clients select.

     We believe fiscal 2004 was a successful year in spite of mixed economic conditions. We continued to execute our payroll-centric strategy and consolidate our acquisitions, thereby delivering value to our shareholders. Most importantly, we were able to capitalize on our cross-selling opportunities, strengthening customer relationships, particularly by introducing the unemployment cost management client base to additional TALX capabilities. Our earnings from continuing operations increased 12 percent to $12.5 million, or $0.88 per diluted share, from $11.2 million, or $0.79 per diluted share, for fiscal 2003. Revenues rose 7 percent to $124.4 million from $115.9 million.

     The Work Number services closed out the year with a record quarter for revenues. For the year, this business generated revenue growth of 30 percent, attributable in part to the continued broadening of our verifier base, expanding transactions beyond mortgage and refinancing activity. During the year we have increased transaction levels in other markets such as pre-employment screening, finance, collections and social services. Additionally, the fiscal 2004 gross margin for this business improved 430 basis points to 70.1 percent from 65.8 percent the year before. Much of that improvement resulted from the increased use of cost-effective web-based programs to deliver employment verification, time reporting and electronic payroll services.

     The total number of employment records on The Work Number services increased to 90.1 million at March 31, 2004 from 76.4 million a year ago, representing an 18 percent gain. Total employment records under contract, including those in contract backlog to be added to the database, increased 19 percent to 97.2 million at March 31, 2004 from 82.0 million a year earlier.

     Overall uncertain economic conditions contributed to a decline in fiscal 2004 revenues in the unemployment cost management services business. This business experienced a slowdown in activity within the tax consulting unit and lower overall claims volumes, which limited the ability to generate additional revenues over contracted limits. While the revenue levels were not up to our expectations, the addition of the unemployment cost management business has been an important contributor to our overall profitability as well as to the growth in The Work Number services, resulting from selling those services to our unemployment cost management services client base. Gross margin in the unemployment cost management business remained consistent at 48.4 percent for the 2004 fiscal year compared to 48.6 percent in the prior year. With the operational integration substantially complete, we are now realizing cost savings. In the fourth quarter of fiscal 2004 we experienced our second sequential quarter of gross margin improvement in the unemployment cost management services business and we expect this improvement to continue in fiscal 2005 through new and ongoing process improvement initiatives.

     Pursuant to an asset purchase agreement dated March 22, 2004, effective April 1, 2004, we purchased substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and pre-applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC. The acquired businesses provide unemployment cost management services, employment verification services and pre-applicant screening services to a broad customer base. This business will continue to operate through our wholly-owned subsidiary, TALX Employer Services, LLC. Total revenues for these businesses were approximately $18 million for calendar year 2003.

     The purchase price was approximately $40 million, including transaction costs, and was paid in cash, which was financed, as discussed in "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The asset purchase agreement requires Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC to indemnify us for certain pre-closing liabilities and obligations of the business, subject to certain limitations. An escrow account, to be maintained by a bank pursuant to the terms of an escrow agreement, is also available until March 31, 2005 to satisfy the indemnification obligations of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC under the asset purchase agreement, subject to certain limitations described in the asset purchase agreement. For such purposes, $1.0 million dollars of the purchase price was paid into the escrow account. In connection with the asset purchase agreement, the parties executed a transition services agreement under which Sheakley-Uniservice, Inc. will provide certain services to us for up to two years. The services are intended to provide for the orderly transition of the acquired businesses and the employees of such businesses from Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC to us.

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

     The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc. and as of June 1, 2004 we had received $1.0 million of principal and $98,000 of interest payments in connection with the note.

     All assets and liabilities of this business, both the portion of the business transferred under contract to Workscape, Inc. (approximately 90% of the assets) and the portion that has not yet been sold, along with related transaction costs, were recorded on our consolidated balance sheet as net assets of business held for sale. We recorded cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

     In connection with the transfer, we are providing Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated. These fees, offset by costs to deliver the service, were recorded first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

     The historical results of operations for this business have been reclassified to earnings from discontinued operations on our consolidated statement of earnings.

RESTATEMENTS OF FINANCIAL STATEMENTS

 2004 RESTATEMENT

     In January 2004, we restated certain historical financial statements as a result of adjustments related to our customer premises systems business. The restatement was necessary because an internal accounting review in the third quarter of fiscal year 2004 showed that certain revenues for customer premises systems contracts were recorded earlier than was appropriate under the percentage of completion methodology used for this line of business. Although we ultimately realized the revenues from the transactions under review, our financial results were not accurately presented, requiring the restatement. The resulting restatement affected fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal year 2004.

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

     The restatement had practically no cumulative impact on our financial results or our financial condition. It had the effect of reducing revenues by $955,000 for fiscal years 1999, 2000 and 2001 and increasing revenues by a similar amount in fiscal years 2002 and 2003. The impact on the fiscal years presented, 2001, 2002 and 2003, was a reduction of revenue in 2001 of $358,000 and an increase of revenues in 2002 and 2003 of $610,000 and $384,000, respectively. In addition to the revenue adjustments, the related commissions associated with the revenues were adjusted accordingly and the income taxes provisions were amended to reflect the impact of these restatements. The annual impact to diluted earnings per share was a reduction to fiscal year 1999 of $0.03, an increase to fiscal year 2000 of $0.01, a reduction to fiscal year 2001 of $0.02 and increases to fiscal years 2002 and 2003 of $0.03 and $0.01, respectively.

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

     The adjustments also impacted our consolidated balance sheet based on the respective revenue amounts, resulting in a restatement of our work in progress and deferred revenues. In addition, accrued expenses were restated to give effect to the impact on accrued commissions, and deferred income taxes were restated for the related tax effect.

     See our Form 10-K/A for the fiscal year ending March 31, 2003 regarding the impact of our prior restatement on our consolidated statements of operations and balance sheets. The prior restatement had no impact on our total cash flows from operating activities, investing activities or financing activities.

 2002 RESTATEMENT

     In response to inquiries made by the Securities and Exchange Commission during the course of its investigation, we reviewed, during our December 2002 quarter, the accounting treatment for two items in the year ended March 31, 2001. In December 2002, we subsequently restated certain of our previously issued financial statements. The two items reviewed were the accounting for a patent technology license agreement and the award of certain bonus payments to the executive officers. The $1.6 million paid in connection with the patent technology license entered into with Ronald A. Katz Technology Licensing, L.P. and A2D, L.P. in March 2001 had been recorded as an intangible asset and was being amortized over a 10-year period. We decided to expense the entire amount in the March 2001 quarter. Certain bonus payments to the executive officers, recommended by the compensation committee and approved by the Board of Directors on May 15, 2001, totaling approximately $158,000, had been reflected as an expense related to the quarter ended June 30, 2001. We decided to record the entire expense in the quarter ended March 31, 2001.

     The effect of these restatements on the consolidated statement of earnings was to reduce earnings for the year ended March 31, 2001 by $1.1 million, after income tax, and to increase earnings over the following 10-year period by the same dollar amount in the aggregate.

     See our Form 10-K/A for the fiscal year ending March 31, 2003 regarding the impact of our prior restatement on our consolidated statements of operations and balance sheets. The prior restatement had no impact on our total cash flows from operating activities, investing activities or financing activities.

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

     Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for professional services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when the project is complete.

     Deferred revenue represents the unearned portion of The Work Number setup fees, UC eXpress and maintenance fees.

     Commissions are paid based upon successful efforts and are deferred and expensed over the related service period.

     Business Combinations and Intangible Asset Valuation: In connection with the acquisitions of Ti3, Inc.; the unemployment cost management services business of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; and James E. Frick, Inc., d/b/a The Frick Company, TALX acquired certain identifiable intangible assets. These assets were recorded in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations".

     Pursuant to an asset purchase agreement dated March 22, 2004, effective April 1, 2004, we purchased substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and pre-applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC. These assets will be recorded in accordance with SFAS No. 141, "Business Combinations."

     Effective April 1, 2002, we have adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2003 and determined that no impairment existed.

     Capitalized Software: Software development costs are expensed as incurred until technological feasibility is achieved, after which time they are capitalized on a product-by-product basis. Amortization of capitalized software development costs is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software development costs starts when the product is available for general release to clients. All capitalized software assets are reviewed as of each balance sheet date for impairment. Upon determination of any impairment, the asset is written-down to the appropriate value in the period that the impairment is determined.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position, profitability or liquidity.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for us for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatory redeemable financial instruments. The implementation of SFAS No. 150 will not have a material effect on our financial condition or results of operations.

     In December 2003, the FASB issued Interpretation No. (FIN) 46 (revised December 2003), "Consolidation of Variable Interest Entities (VIEs)," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We do not believe the implementation of FIN 46R will have a material effect on our financial condition or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement provides for additional disclosures regarding pension and other postretirement benefits, generally effective for financial statements with fiscal years ending after December 15, 2003. We have adopted the disclosure requirements of SFAS No. 132 (revised) effective December 31, 2003, as applicable.

RESULTS OF OPERATIONS

     The following tables set forth (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                            YEARS ENDED MARCH 31,
                                                        -----------------------------
                                                         2002       2003       2004
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
Revenues:
  The Work Number services............................  $27,184   $ 35,934   $ 46,608
  Unemployment cost management services...............      848     74,645     73,667
  Customer premises systems...........................    3,480      1,708         --
  Maintenance and support.............................    3,893      3,639      4,120
                                                        -------   --------   --------
     Total revenues...................................  $35,405   $115,926   $124,395
                                                        -------   --------   --------
Gross margin:
  The Work Number services............................  $17,864   $ 23,649   $ 32,661
  Unemployment cost management services...............      398     36,308     35,681
  Customer premises systems...........................      828        711         --
  Maintenance and support.............................    2,865      2,905      2,800
  Inventory write-down................................     (307)        --         --
                                                        -------   --------   --------
     Total gross margin...............................  $21,648   $ 63,573   $ 71,142
                                                        -------   --------   --------

                                                              YEARS ENDED MARCH 31,
                                                              ---------------------
                                                              2002    2003    2004
                                                              -----   -----   -----
Gross margin percentage by revenue category:
  The Work Number services..................................  65.7%   65.8%   70.1%
  Unemployment cost management services.....................  46.9    48.6    48.4
  Customer premises systems.................................  23.8    41.6      --
  Maintenance and support...................................  73.6    79.8    68.0

                                                              YEARS ENDED MARCH 31,
                                                              ---------------------
                                                              2002    2003    2004
                                                              -----   -----   -----
PERCENTAGE OF TOTAL REVENUES
Revenues:
  The Work Number services..................................   76.8%   31.0%   37.5%
  Unemployment cost management services.....................    2.4    64.4    59.2
  Customer premises systems.................................    9.8     1.5      --
  Maintenance and support...................................   11.0     3.1     3.3
                                                              -----   -----   -----
     Total revenues.........................................  100.0   100.0   100.0
Cost of revenues............................................   38.9    45.2    42.8
                                                              -----   -----   -----
Gross margin................................................   61.1    54.8    57.2
                                                              -----   -----   -----
Operating expenses:
  Selling and marketing.....................................   17.9    16.3    19.2
  General and administrative................................   21.0    21.7    20.9
  Restructuring charge......................................    7.4      --      --
                                                              -----   -----   -----
     Total operating expenses...............................   46.3    38.0    40.1
                                                              -----   -----   -----
Operating income............................................   14.8    16.8    17.1
Other income, net...........................................    4.4    (1.2)   (0.7)
                                                              -----   -----   -----
  Earnings from continuing operations before income tax
     expense................................................   19.2    15.6    16.4
Income tax expense..........................................    7.1     5.9     6.3
                                                              -----   -----   -----
  Earnings from continuing operations.......................   12.1     9.7    10.1
Discontinued operations, net................................     --     1.5     0.1
                                                              -----   -----   -----
  Net earnings..............................................   12.1%   11.2%   10.2%
                                                              =====   =====   =====

     On April 22, 2003 we transferred substantially all of the assets of our Human Resources and Benefits Application Services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. Accordingly, the historical results of operations for this business have been reclassified to earnings from discontinued operations on our consolidated statement of earnings.

FISCAL YEAR ENDED MARCH 31, 2004 COMPARED TO FISCAL YEARS ENDED MARCH 31, 2003 AND 2002

  REVENUES.

                                                            YEARS ENDED MARCH 31,
                                                        -----------------------------
                                                         2002       2003       2004
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
The Work Number services..............................  $27,184   $ 35,934   $ 46,608
Unemployment cost management services.................      848     74,645     73,667
Customer premises systems.............................    3,480      1,708         --
Maintenance and support...............................    3,893      3,639      4,120
                                                        -------   --------   --------
  Total revenues......................................  $35,405   $115,926   $124,395
                                                        =======   ========   ========

     Total revenues increased 7.3% to $124.4 million in fiscal 2004 from $115.9 million in fiscal 2003 and $35.4 million in fiscal 2002.

     Revenues from The Work Number services increased 29.7% to $46.6 million in fiscal 2004 from $35.9 million in fiscal 2003 and $27.2 million in fiscal 2002. The increase is due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers, partially offset by lower average transaction fees due to the increase in transactions from users with volume pricing discounts and the impact of former 1-900 users moving to other means of access. Also, we experienced increased transaction volumes due to an increase in the number of employers and related employment records in the database.

     The mortgage industry and pre-employment screeners are the two primary revenue generators for The Work Number. The balance between mortgage-related and pre-employment-related verification revenues began to shift back from its widest spread in the first quarter of fiscal 2004 towards a more traditional balance towards the end of fiscal 2004. Additionally, during fiscal 2004 we gradually increased revenues from collection companies and social services agencies. The table below indicates the percentage of The Work Number revenues contributed by types of verifiers during fiscal year 2003 and fiscal year 2004.

                                                               QUARTERS ENDED
                          -----------------------------------------------------------------------------------------
                          JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
VERIFIER                    2002       2002        2002       2003        2003       2003        2003       2004
--------                  --------   ---------   --------   ---------   --------   ---------   --------   ---------
Pre-Employment..........     40%        36%         30%        25%         24%        23%         26%        22%
Mortgage................     35         39          43         43          47         45          39         42
Finance.................      5          7           8          8           5          5           5          6
Collections.............      9          8          10         13          11         14          14         15
Social Services.........      7          6           6          7           7          8          11         10
Other...................      4          4           3          4           6          5           5          5

     As of the end of fiscal year 2004, we had 90.1 million records live on the service, an 18% increase from fiscal year 2003. Our live and backlog accounts represented 97.2 million records.

     Revenues from the "Paperless Pay" and FasTime services increased during fiscal year 2004 and we expect they will continue to grow in fiscal year 2005 as several large clients are coming on line. New contracts signed during fiscal year 2003 contributed to a 44% growth in fiscal year 2004 FasTime revenues on a year-over-year basis. In "Paperless Pay," both contracted business and the sales pipeline gained momentum and current indications lead us to believe that the revenue run-rate could double in this service over the next six to nine months. This business generated 32% revenue growth for fiscal 2004. Surveys of major employers indicate that many are focused on eliminating pay-stubs and paper checks and replacing them with web-based pay-statements and pay-cards. We believe we are well positioned to play a key role in that trend. Our W-2 eXpress services also experienced a strong year. We had over 8.5 million W-2s live on our system for fiscal 2004, representing an increase in excess of 40% over fiscal 2003.

     Revenues from unemployment cost management services ("UCeXpress") decreased 1.3% to $73.7 million in fiscal 2004 from $74.6 million in fiscal 2003 due primarily to a reduced level of tax consulting contracts, some pricing pressure in the claims processing business and the loss of some smaller clients last year as we instituted certain minimum pricing policies, partially offset by the addition of revenues from our acquisition of Johnson and Associates and new sales. The UC eXpress revenue stream is one of multi-year contracts that provide a solid revenue base with upside potential through contingency billings from tax consulting or through additional billings if claims processed, or other performance measures, exceed contractually set levels. During the 2004 fiscal year, uncertain economic conditions contributed to a reduction in activity in our tax consulting business. In addition, claims activity was less than expected and we did not realize the anticipated additional billings.

     Revenues from customer premises systems decreased in fiscal 2004 as we have been diminishing this business over the past several years. During fiscal 2003 we completely eliminated sales of customer premises systems.

     Revenues from maintenance and support related to the customer premises systems increased 13.2% to $4.1 million in fiscal 2004 from $3.6 million in fiscal 2003 and $3.9 million in fiscal 2002. The increase was due to additional revenue generated through services provided to clients that were outside of our standard maintenance agreements. The increase was partially offset by lower standard maintenance revenues caused by a shrinking client base. We anticipate maintenance and support revenues will decrease over time from current levels as our installed base continues to shrink as supported systems approach the end of their life cycles. Additionally, during 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005.

  GROSS MARGIN.

                                                                 YEARS ENDED MARCH 31,
                                                              ---------------------------
                                                               2002      2003      2004
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
The Work Number services....................................  $17,864   $23,649   $32,661
  Unemployment cost management services.....................      398    36,308    35,681
  Customer premises systems.................................      828       711        --
  Maintenance and support...................................    2,865     2,905     2,800
  Inventory write-down......................................     (307)       --        --
                                                              -------   -------   -------
     Total gross margin.....................................  $21,648   $63,573   $71,142
                                                              -------   -------   -------
Gross margin percentage by revenue category:
  The Work Number services..................................     65.7%     65.8%     70.1%
  Unemployment cost management services.....................     46.9      48.6      48.4
  Customer premises systems.................................     23.8      41.6        --
  Maintenance and support...................................     73.6      79.8      68.0
     Total gross margin percentage..........................     61.1      54.8      57.2

     Total gross margin increased 11.9% to $71.1 million in fiscal 2004 from $63.6 million in fiscal 2003 and $21.6 million in fiscal 2002. As a percentage of total revenues, gross margin increased to 57.2% in fiscal 2004 from 54.8% in fiscal 2003, but was still lower as compared to fiscal 2002. The decrease from 2002 is due to the addition of our unemployment cost management acquisitions which were effective March 27, 2002. As indicated above, these businesses have a lower overall gross margin than The Work Number Services. The unemployment cost management services business has been an important contributor to our overall profitability as well as to the growth in The Work Number Services due to success in cross-selling The Work Number Services into the unemployment cost management services client base.

     The Work Number services gross margin increased 38.1% to $32.7 million in fiscal 2004 from $23.6 million in fiscal 2003 and $17.9 million in fiscal 2002. As a percentage of corresponding revenue, gross margin increased to 70.1% in fiscal 2004 from 65.8% in fiscal 2003 and 65.7% in fiscal 2002. The increases in gross margin and gross margin percentage were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure. Additionally, more transactions were performed over the Internet, which has a lower average transaction cost compared to transactions performed through either our 900 or 800 telephone services.

     Unemployment cost management services gross margin decreased 1.7% to $35.7 million, or 48.4% of corresponding revenue, in fiscal 2004 from $36.3 million, or 48.6% of corresponding revenue, in fiscal 2003. This decrease in gross margin and gross margin percentage is due primarily to temporary incremental costs related to our efforts to consolidate the UCeXpress operational infrastructure during the first half of the year. Our efforts to consolidate our operational infrastructure were substantially concluded in the second half of fiscal 2004, and we began to realize cost savings. We expect to see our margins improve as we continue to identify and implement process improvement initiatives.

     Maintenance and support gross margin decreased 3.6% to $2.8 million from $2.9 million in fiscal 2003 and 2002. As a percentage of corresponding revenue, gross margin decreased to 68.0% in fiscal 2004 from 79.8% in fiscal 2003 and 73.6% in fiscal 2002. These decreases are due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink. Also, we incurred incremental personnel costs related to providing services outside of our standard maintenance agreements.

     Selling and Marketing Expenses. Selling and marketing expenses increased 26.2% to $23.9 million in fiscal 2004 from $18.9 million in fiscal 2003 and $6.3 million in fiscal 2002. As a percentage of revenues, such expenses increased to 19.2% in fiscal 2004 from 16.3% in fiscal 2003 and 17.9% in fiscal 2002. These increases are due to increased costs related to our recent reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in fiscal 2004 as we increased our efforts to market to high volume verifiers of The Work Number. The significant increase from fiscal 2002 to fiscal 2003 was due to the addition of sales and marketing personnel and related costs from our March 2002 acquisitions.

     General and Administrative Expenses. General and administrative expenses increased 3.5% to $26.1 million in fiscal 2004 from $25.2 million in fiscal 2003 and $7.5 million in fiscal 2002. The increase in such expenses reflects the increased infrastructure costs of a growing business and workforce. As a percentage of revenues, such expenses decreased to 20.9% in fiscal 2004 from 21.7% in fiscal 2003 and 21.0% in fiscal 2002. This decrease is due primarily to improved leveraging of personnel and infrastructure costs. Also, we experienced cost savings as we consolidated certain back office functions related to our acquisitions from March 2002. The significant increase from fiscal 2002 to fiscal 2003 was due to the addition of general and administrative costs from our March 2002 acquisitions. Although the majority of legal costs incurred in relation to our class action lawsuits and SEC investigation have been paid by our insurance carriers, certain legal costs in addition to accounting costs and severance costs related to these matters have been expensed during fiscal years 2003 and 2004. We expect certain of these costs to continue, and possibly increase, in fiscal year 2005.

     Other Income (Expense), Net. Other income (expense), net totaled $845,000 of other expense in fiscal 2004 compared to $1.4 million of other expense in fiscal 2003 and $1.6 million of other income in fiscal 2002. The decrease from fiscal 2002 to fiscal 2003 was due to a shift from a net investing position to a net borrowing position as we entered into a new credit facility to finance our March 2002 acquisitions. The decrease from fiscal 2003 to fiscal 2004 was due to a lower level of outstanding borrowings throughout fiscal 2004 compared to fiscal 2003.

     Restructuring and Other Charges. During the second quarter of fiscal year 2002, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the consolidated statement of earnings for the 2002 fiscal year. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of revenues on the consolidated statement of earnings for the 2002 fiscal year. There are no remaining liabilities at March 31, 2004 related to the reorganization.

     Income Tax Expense. Our effective income tax rate was 38.7%, 38.3% and 36.9% in fiscal 2004, 2003 and 2002, respectively. These increases are due principally to increases in our federal and state income tax rates.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth (1) specified unaudited statement of operations data for each of the four quarters in fiscal 2003 and fiscal 2004,
(2) the gross margin percentage for each of our revenue categories, and (3) operating data expressed as a percentage of our total revenues. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. We believe that quarter-to-quarter comparisons of our financial results should not necessarily be relied upon as an indication of future performance.

                                                                 QUARTERS ENDED
                            -----------------------------------------------------------------------------------------
                            JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                              2002       2002        2002       2003        2003       2003        2003       2004
                            --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  The Work Number
    services..............  $ 7,617     $ 8,573    $ 9,011     $10,733    $10,943     $11,627    $10,028     $14,010
  Unemployment cost
    management services...   18,039      17,939     18,879      19,788     18,183      18,701     18,356      18,427
  Customer premises
    systems...............      672         427        408         201         --          --         --          --
  Maintenance and
    support...............      933         916        908         882      1,015       1,220      1,060         825
                            -------     -------    -------     -------    -------     -------    -------     -------
    Total revenues........   27,261      27,855     29,206      31,604     30,141      31,548     29,444      33,262
                            -------     -------    -------     -------    -------     -------    -------     -------
Gross margin:
  The Work Number
    services..............    4,802       5,555      6,099       7,193      7,610       8,534      6,922       9,595
  Unemployment cost
    management services...    8,779       8,428      9,182       9,919      8,460       8,666      9,067       9,488
  Customer premises
    systems...............      333         190         70         118         --          --         --          --
  Maintenance and
    support...............      737         737        735         696        683         892        670         555
                            -------     -------    -------     -------    -------     -------    -------     -------
    Total gross margin....   14,651      14,910     16,086      17,926     16,753      18,092     16,659      19,638
                            -------     -------    -------     -------    -------     -------    -------     -------
Operating expenses:
  Selling and marketing...    4,731       4,167      4,589       5,415      6,027       5,895      5,558       6,382
  General and
    administrative........    5,855       6,247      6,837       6,241      6,017       6,623      6,678       6,734
                            -------     -------    -------     -------    -------     -------    -------     -------
    Total operating
      expenses............   10,586      10,414     11,426      11,656     12,044      12,518     12,236      13,116
                            -------     -------    -------     -------    -------     -------    -------     -------
Operating income..........    4,065       4,496      4,660       6,270      4,709       5,574      4,423       6,522
                            =======     =======    =======     =======    =======     =======    =======     =======
Net earnings from
  continuing operations...  $ 2,297     $ 2,543    $ 2,652     $ 3,696    $ 2,731     $ 3,263    $ 2,539     $ 3,960
                            =======     =======    =======     =======    =======     =======    =======     =======
Net earnings..............  $ 2,124     $ 2,544    $ 4,243     $ 4,058    $ 2,811     $ 3,285    $ 2,567     $ 4,029
                            =======     =======    =======     =======    =======     =======    =======     =======
Diluted earnings from
  continuing operations
  per share...............  $  0.16     $  0.18    $  0.19     $  0.26    $  0.19     $  0.23    $  0.18     $  0.28
                            =======     =======    =======     =======    =======     =======    =======     =======
Diluted earnings per
  share...................  $  0.15     $  0.18    $  0.30     $  0.29    $  0.20     $  0.23    $  0.18     $  0.28
                            =======     =======    =======     =======    =======     =======    =======     =======

                                                                      QUARTERS ENDED
                                 -----------------------------------------------------------------------------------------
                                 JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                   2002       2002        2002       2003        2003       2003        2003       2004
                                 --------   ---------   --------   ---------   --------   ---------   --------   ---------
Gross margin percentage by
  revenue category:
  The Work Number services.....    63.0%      64.8%       67.7%      67.0%       69.5%      73.4%       69.0%      68.5%
  Unemployment cost management
    services...................    48.7       47.0        48.6       50.1        46.5       46.3        49.4       51.5
  Customer premises systems....    49.6       44.5        17.2       58.7          --         --          --         --
  Maintenance and support......    79.0       80.5        80.9       78.9        67.3       73.1        63.2       67.3

                                                                      QUARTERS ENDED
                                 -----------------------------------------------------------------------------------------
                                 JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                   2002       2002        2002       2003        2003       2003        2003       2004
                                 --------   ---------   --------   ---------   --------   ---------   --------   ---------
PERCENTAGE OF TOTAL REVENUES:
Revenues:
  The Work Number services.....    27.9%       30.8%      30.9%       34.0%      36.3%       36.9%      34.1%       42.1%
  Unemployment cost management
    services...................    66.2        64.4       64.6        62.6       60.3        59.3       62.3        55.4
  Customer premises systems....     2.5         1.5        1.4         0.6         --          --         --          --
  Maintenance and support......     3.4         3.3        3.1         2.8        3.4         3.8        3.6         2.5
                                  -----       -----      -----       -----      -----       -----      -----       -----
    Total revenues.............   100.0       100.0      100.0       100.0      100.0       100.0      100.0       100.0
Cost of revenues...............    46.3        46.5       44.9        43.3       44.4        42.7       43.4        41.0
                                  -----       -----      -----       -----      -----       -----      -----       -----
Gross margin...................    53.7        53.5       55.1        56.7       55.6        57.3       56.6        59.0
                                  -----       -----      -----       -----      -----       -----      -----       -----
Operating expenses:
  Selling and marketing........    17.4        15.0       15.7        17.1       20.0        18.7       18.9        19.2
  General and administrative...    21.4        22.3       23.4        19.8       20.0        21.0       22.7        20.2
                                  -----       -----      -----       -----      -----       -----      -----       -----
    Total operating expenses...    38.8        37.3       39.1        36.9       40.0        39.7       41.6        39.4
                                  -----       -----      -----       -----      -----       -----      -----       -----
Operating income...............    14.9        16.2       16.0        19.8       15.6        17.6       15.0        19.6
                                  =====       =====      =====       =====      =====       =====      =====       =====
Net earnings from continuing
  operations...................     8.4         9.1        9.1        11.7        9.0        10.3        8.6        11.9
                                  =====       =====      =====       =====      =====       =====      =====       =====
Net earnings...................     7.8         9.1       14.5        12.8        9.3        10.4        8.7        12.1
                                  =====       =====      =====       =====      =====       =====      =====       =====

     On April 22, 2003, we sold substantially all of the assets of our Human Resources and Benefits Application Services business and reflected such operations as a discontinued operation for financial reporting purposes. During March 2002, we acquired Frick and the GM Unemployment Compensation Business. On July 1, 2003, we acquired Johnson and Associates. Effective April 1, 2004, we purchased substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and pre-applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC.

     Our revenues, margins and operating results have fluctuated in the past, and are likely to continue to fluctuate in the future, on an annual and quarterly basis, as a result of a number of factors, most of which are outside of our control, as discussed in "Item 1 -- Business -- Risk Factors -- Our quarterly and annual operating results may fluctuate significantly, which could cause our stock price to decline significantly."

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations as of March 31, 2004.

                                                              PAYMENTS BY PERIOD
                                              ---------------------------------------------------
                                                        LESS THAN     1-3       3-5     MORE THAN
                                               TOTAL     1 YEAR      YEARS     YEARS     5 YEARS
                                              -------   ---------   -------   -------   ---------
                                                                (IN THOUSANDS)
Long-Term Debt Obligations(1)...............  $50,000    $10,000    $20,000   $20,000    $    --
Capital Lease Obligations...................       12         12         --        --         --
Operating Lease Obligations.................   11,779      4,282      6,189     1,308         --
                                              -------    -------    -------   -------    -------
  Total.....................................  $61,791    $14,294    $26,189   $21,308    $    --
                                              =======    =======    =======   =======    =======

---------------

(1) Under certain circumstances, principal payments are required out of excess cash flow, as well as from the proceeds of certain asset dispositions and from the proceeds of the issuance of equity and debt by us. In such circumstances, the repayment of long-term debt obligations could be accelerated.

     Pursuant to an asset purchase agreement dated as of March 22, 2004, with an effective date of April 1, 2004, we acquired substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and pre-applicant screening businesses (collectively, the "Business") of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, for approximately $40 million, including transaction costs, subject to certain post-closing adjustments. Of the purchase price, $38.6 million is reflected on our consolidated balance sheet at March 31, 2004 as restricted cash, as payment was made on March 31, 2004, for an effective date of April 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, we have financed our operations through cash flows from operating activities. In addition to cash provided by operating activities, we have access to a revolving credit facility.

     Net cash provided by operating activities decreased to $21.6 million in fiscal 2004 from $28.5 million in fiscal 2003. This decrease was primarily due to changes in the components of working capital and payments of current liabilities in fiscal 2004, including payment on an accrual for transition services related to our March 2002 acquisitions.

     Net cash used in investing activities increased to $48.3 million in fiscal 2004 from $26.7 million in fiscal 2003. This increase was primarily due to the funding of our $38.6 million restricted cash position at March 31, 2004 related to the acquisition of the unemployment compensation, employment verification and pre-applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC. This acquisition was effective April 1, 2004. In fiscal 2003, investing activities reflect the payment of $20.1 million related to our March 2002 acquisitions. Other uses of cash for investing activities during fiscal 2004 included the acquisition of Johnson and Associates for $1.7 million and capital expenditures, including capitalized software, of $6.4 million. These capital expenditures were principally for computer equipment and software. At March 31, 2004, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 18 months as we integrate the operations of our new acquisition.

     Net cash provided by (used in) financing activities was $25.9 million provided by financing activities in fiscal 2004 compared to $13.9 million used in financing activities in fiscal 2003. This change was primarily due to $38.7 million new borrowings related to our Sheakley acquisition. Uses of cash for financing activities during fiscal 2004 included scheduled debt retirement payments of $10.8 million, the repurchase of stock for $1.8 million and dividend payments of $2.4 million.

     Our working capital increased to $6.0 million at March 31, 2004 from $1.6 million at March 31, 2003. This increase is primarily due to timing considerations related to the billing cycle. At March 31, 2003 we had processed more billings with deferred revenue impact than at March 31, 2004. Additionally, working capital at March 31, 2003 was negatively impacted by approximately $1.5 million negative working capital related to assets sold as part of Human Resources and Benefits Application Services business in April 2003. Based on cash and cash equivalents on hand, together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

     Our business strategy contemplates that we will consider acquisitions from time to time. We cannot assure you that we will make any such additional acquisitions or that any such acquisitions would be successful. We expect that such acquisitions may require that we access additional credit. As described below, our Loan Agreement will provide funding for certain possible future acquisitions subject to certain conditions. Except in these circumstances, we cannot assure you that additional credit would be available on acceptable terms. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates.

     Our accounts receivable decreased to $15.5 million at March 31, 2004 from $18.1 million at March 31, 2003, due primarily to strong collections in the last quarter of fiscal 2004 and timing of year-end billings. Days sales outstanding in accounts receivable improved to 42 days at March 31, 2004 compared to 49 days at the end of the last fiscal year.

     On September 5, 2002, our Board of Directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions during the 36 month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, we repurchased 131,211 shares during the year ended March 31, 2004. Cumulative shares repurchased under this plan amount to 306,211. Except for the 301,041 shares remaining in the treasury at March 31, 2004, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

     During fiscal 2004, we continued our quarterly dividend program, declaring a $0.04 per share dividend in the first quarter and a $0.05 per share dividend in each of the last three quarters.

     In connection with the acquisitions of The Frick Company and the GM Unemployment Compensation Business, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "2002 Loan Agreement"), we obtained secured financing consisting of a $30.0 million term loan (the "2002 Term Loan") and a $10.0 million revolving credit facility (the "2002 Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "2002 Lenders"). We used the proceeds of the 2002 Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the 2002 Revolving Credit Facility. This 2002 Term Loan was repaid on March 31, 2004 with proceeds from a new credit facility.

     In connection with the acquisition of certain businesses of Sheakley-Uniservice, Inc., we entered into an amended and restated loan agreement dated as of March 31, 2004, (the "Loan Agreement"). Pursuant to the Loan Agreement, we obtained secured financing consisting of a $58.0 million term loan (the "Term Loan A"), a $10.0 million term loan (the "Term Loan B") and a $15.0 million revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, National City Bank of Michigan/Illinois, Fifth Third Bank and Merrill Lynch Business Financial Services, Inc., as lenders, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We borrowed $50.0 million of Term Loan A and utilized the proceeds of such borrowing to fund our restricted cash position in order to pay the purchase price for the acquisition and to refinance the outstanding balance of its previous credit facility. We have not borrowed under the Revolving Credit Facility or under Term Loan B.

     Under the terms of the Loan Agreement, we were permitted to use the proceeds of the initial advance under Term Loan A solely to pay the purchase price for the acquisition of certain businesses of Sheakley-Uniservice, Inc., and are permitted to use the remaining amount of Term Loan A and up to two advances under Term Loan B on or before September 30, 2004 solely to pay for certain approved acquisitions, which have not yet been negotiated. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to pay the transaction cost of the Loan Agreement, to finance such approved acquisitions and permitted acquisitions and to finance certain repurchases of our capital stock subject to limitations and restrictions set forth in the Loan Agreement.

     Principal of the Term Loan A must be repaid by us in quarterly installments commencing June 30, 2004, with the final installment due on March 31, 2009. Principal of the Term Loan B must be repaid by us in quarterly installments commencing December 31, 2004, with the final balloon payment due on March 31, 2009. In addition, under certain circumstances principal payments are required out of excess cash flow as well as from the proceeds of certain asset dispositions and from the proceeds of the issuance of equity and of debt by us. The Revolving Credit Facility also matures on March 31, 2009.

     The Term Loans and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. The applicable margin for eurodollar rate loans under the Revolving Credit Facility and Term Loan A will vary from 1.75% to 3.25%, and the applicable margin for base rate loans under the Revolving Credit Facility and Term Loan A will be either 0.00% or .25% in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). The applicable margin for eurodollar rate loans under Term Loan B will vary from 2.25% to 3.75%, and the applicable margin for base rate loans under Term Loan B will be either .50% or .75%, in each case based upon our ratio of total indebtedness to EBITDA. We may make prepayments under the Term Loans and the Revolving Credit Facility without penalty.

     The Loan Agreement is secured by pledges of our stock and membership interests in, and guarantees of, our subsidiaries and security interests in substantially all the assets of us and of our subsidiaries.

     The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the loans made under the Loan Agreement, as described above. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of us, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of five cents per share per calendar quarter, up to a maximum of $3.5 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including, among others, the accuracy of financial statements and other information delivered to the Lenders and the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

     Scheduled minimum long-term debt repayments are $10.0 million in fiscal years 2005 through 2009, respectively. Payments are due in equal quarterly amounts. We may accelerate credit facility repayments, depending on available operating cash flow.

     As a condition of the 2002 Term Loan Agreement, we were required to enter into an interest rate swap for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14.0 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our 2002 Term Loan. The notional amount of our interest rate swap contract steps down according to the same schedule as our 2002 Term Loan. All payment dates and maturity dates are the same as our 2002 Term Loan. This strategy effectively converts a portion of our term loan into a fixed rate instrument.

     The interest rate swap and related gains and losses arising on the contract are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Specifically, changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed.

     As discussed above, on March 31, 2004 we repaid our 2002 Loan Agreement and entered into a new Loan Agreement. Effective March 31, 2004 our existing interest rate swap was matched to our new Loan Agreement, and will remain until original maturity.

     As of March 31, 2004, the fair value of the interest rate swap in the amount of $84,000 is included in accrued expenses and other liabilities.

     We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

     We are cooperating with a pending SEC investigation and are a defendant in pending lawsuits which are described in Note 16 of our Notes to Consolidated Financial Statements.

     On May 5, 2004 we reached an agreement with the plaintiffs to settle all pending class action lawsuits. The settlement calls for payment of $5.75 million, which will be made by our insurance carriers and will not impact earnings. There were, however, approximately $500,000 of additional legal costs that were included in expenses for the fourth quarter of the fiscal year 2004. As of the year ended March 31, 2004 we recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owe under the settlement agreement. Additionally, we recorded $5.75 million in prepaid expenses and other current assets representing the amount we will receive from our insurance companies. The agreement is subject to certain conditions, including judicial approval, and a potential additional payment depending on the amount of certain claims. We believe that any additional payment, if required, would not be material. However, our expectations are subject to the risks that the court will not approve our class action settlement, that claimants request exclusion from the settlement that hold a larger than anticipated number of shares, or that the claims analysis on which we relied is inaccurate, and a larger than expected number of claims is submitted which could require us to make an additional payment. On May 24, 2004, the court entered an order preliminarily approving the settlement and setting October 6, 2004 as the date for a hearing on final approval of the settlement. In the interim, notice of the settlement will be given to class members, and they will have an opportunity to opt out or to file objections to the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation if the settlement is not approved by the court. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

     As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who has resigned from the Company) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our prior restatement, as disclosed in our Form 10-K/A for the year ended March 31, 2002. We and the individuals have filed separate responses to the Wells letter. Since the time of the Wells submissions, the Commission is continuing its investigation of our accounting for certain items, including those which were the subject of the restatements discussed below. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against us and/or the individuals.

     In the settlement of the civil suit referred to above, we released our insurance providers from related claims against our applicable insurance policies. Any fines or penalties assessed by the SEC against us, along with any further defense costs incurred by us in connection with the SEC investigation, either on our own behalf or as indemnification on behalf of William W. Canfield or Craig N. Cohen, and any future related litigation will be borne by us and will not be covered by insurance. In addition, to the extent that we are required to indemnify Messrs. Canfield or Cohen against any fines or penalties assessed against either of them, those amounts will be borne by us and not be covered by insurance. The application of any of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

     As previously disclosed, we have filed restated financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for each of the first two quarters of fiscal 2004. In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional regulatory proceedings.

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

     Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of these types are expensive and, until settled or otherwise resolved, will require that we devote substantial resources and executive time to defend these proceedings.

     In addition to matters set forth above, we are also party to other lawsuits and claims that arise in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed above under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," our Term Loan and advances under our Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin.

     As of March 31, 2004, we had $50.0 million principal outstanding on our Term Loan, of which $6.0 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $440,000 change to our annual interest expense, based on net variable rate borrowings of $44.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
TALX CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL
  STATEMENTS:
Report of Independent Registered Public Accounting Firm.....   45
Consolidated Balance Sheets as of March 31, 2003 and 2004...   46
Consolidated Statements of Earnings for the years ended
  March 31, 2002, 2003 and 2004.............................   47
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income for the years ended March 31, 2002,
  2003 and 2004.............................................   48
Consolidated Statements of Cash Flows for the years ended
  March 31, 2002, 2003 and 2004.............................   49
Notes to Consolidated Financial Statements..................   50

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TALX Corporation:

     We have audited the accompanying consolidated balance sheets of TALX Corporation (the Company) and subsidiaries as of March 31, 2003 and 2004, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TALX Corporation and subsidiaries as of March 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


/s/ KPMG LLP
-----------------------
St. Louis, Missouri
May 6, 2004

                       TALX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2004
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                  INFORMATION)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,409    $  8,568
  Short term investments....................................        --       1,475
  Accounts receivable, net..................................    18,082      15,456
  Work in progress, less progress billings..................     1,115       1,714
  Prepaid expenses and other current assets.................     4,122      10,406
  Deferred tax assets, net..................................       598          30
                                                              --------    --------
     Total current assets...................................    33,326      37,649
Restricted cash.............................................        --      38,645
Property and equipment, net.................................    10,315       8,966
Capitalized software development costs, net of amortization
  of $2,547 in 2003 and $2,792 in 2004......................     3,804       3,186
Goodwill....................................................   105,469     106,739
Other intangibles, net......................................    18,450      17,387
Other assets................................................     1,431       1,418
                                                              --------    --------
                                                              $172,795    $213,990
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,560    $  1,374
  Accrued expenses and other liabilities....................    12,085      16,794
  Dividends payable.........................................       542         682
  Current portion of long term debt.........................    10,000      10,000
  Deferred revenue..........................................     7,523       2,803
                                                              --------    --------
     Total current liabilities..............................    31,710      31,653
Deferred tax liabilities, net...............................     3,372       5,912
Long term debt, less current portion........................    12,000      40,000
Other long term liabilities.................................     2,530       2,608
                                                              --------    --------
     Total liabilities......................................    49,612      80,173
                                                              --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized 5,000,000
     shares and no shares issued or outstanding at March 31,
     2003 and 2004..........................................        --          --
  Common stock, $0.01 par value; authorized 30,000,000
     shares, issued and outstanding 13,948,542 shares at
     March 31, 2003 and 2004................................       140         140
  Additional paid-in capital................................   162,773     163,190
  Accumulated deficit.......................................   (34,721)    (25,536)
  Accumulated other comprehensive income:
     Unrealized loss on interest rate swap contract, net of
      tax of $98 at March 31, 2003 and $33 at March 31,
      2004..................................................      (158)        (51)
  Treasury stock, at cost, 409,231 shares at March 31, 2003
     and 301,041 shares at March 31, 2004...................    (4,851)     (3,926)
                                                              --------    --------
     Total shareholders' equity.............................   123,183     133,817
                                                              --------    --------
                                                              $172,795    $213,990
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       YEARS ENDED MARCH 31,
                                                             ------------------------------------------
                                                                 2002           2003           2004
                                                             ------------   ------------   ------------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                            INFORMATION)
Revenues:
  The Work Number services.................................  $    27,184    $    35,934    $    46,608
  Unemployment cost management services....................          848         74,645         73,667
  Customer premises systems................................        3,480          1,708             --
  Maintenance and support..................................        3,893          3,639          4,120
                                                             -----------    -----------    -----------
    Total revenues.........................................       35,405        115,926        124,395
                                                             -----------    -----------    -----------
Cost of revenues:
  The Work Number services.................................        9,320         12,285         13,947
  Unemployment cost management services....................          450         38,337         37,986
  Customer premises systems................................        2,652            997             --
  Maintenance and support..................................        1,028            734          1,320
  Inventory write-down.....................................          307             --             --
                                                             -----------    -----------    -----------
    Total cost of revenues.................................       13,757         52,353         53,253
                                                             -----------    -----------    -----------
    Gross margin...........................................       21,648         63,573         71,142
                                                             -----------    -----------    -----------
Operating expenses:
  Selling and marketing....................................        6,333         18,902         23,862
  General and administrative...............................        7,454         25,180         26,052
  Restructuring charge.....................................        2,627             --             --
                                                             -----------    -----------    -----------
    Total operating expenses...............................       16,414         44,082         49,914
                                                             -----------    -----------    -----------
    Operating income.......................................        5,234         19,491         21,228
                                                             -----------    -----------    -----------
Other income (expense), net:
  Interest income..........................................        1,493            115             71
  Interest expense.........................................          (18)        (1,471)          (919)
  Other, net...............................................           92             (2)             3
                                                             -----------    -----------    -----------
    Total other income (expense), net......................        1,567         (1,358)          (845)
                                                             -----------    -----------    -----------
    Earnings from continuing operations before income tax
       expense.............................................        6,801         18,133         20,383
Income tax expense.........................................        2,509          6,945          7,890
                                                             -----------    -----------    -----------
  Earnings from continuing operations......................        4,292         11,188         12,493
Discontinued operations, net of income taxes:
  Earnings from discontinued operations, net...............            5          1,781            173
  Gain on disposal of discontinued operations, net.........           --             --             26
                                                             -----------    -----------    -----------
    Earnings from discontinued operations..................            5          1,781            199
                                                             -----------    -----------    -----------
       Net earnings........................................  $     4,297    $    12,969    $    12,692
                                                             ===========    ===========    ===========
Basic earnings per share:
  Continuing operations....................................  $      0.34    $      0.81    $      0.92
  Discontinued operations..................................           --           0.13           0.02
                                                             -----------    -----------    -----------
    Net earnings...........................................  $      0.34    $      0.94    $      0.94
                                                             ===========    ===========    ===========
Diluted earnings per share:
  Continuing operations....................................  $      0.32    $      0.79    $      0.88
  Discontinued operations..................................           --           0.12           0.01
                                                             -----------    -----------    -----------
    Net earnings...........................................  $      0.32    $      0.91    $      0.89
                                                             ===========    ===========    ===========
Weighted average number of common shares outstanding:
  Basic....................................................   12,622,689     13,742,581     13,561,901
  Diluted..................................................   13,481,683     14,208,565     14,226,559

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   YEARS ENDED MARCH 31, 2002, 2003 AND 2004

                                                                     ACCUMULATED
                                         ADDITIONAL                     OTHER                                      TOTAL
                                COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   TREASURY   COMPREHENSIVE   SHAREHOLDERS'
                                STOCK     CAPITAL       DEFICIT        INCOME        STOCK        INCOME          EQUITY
                                ------   ----------   -----------   -------------   --------   -------------   -------------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
BALANCE AT MARCH 31, 2001.....   $ 94     $ 34,288     $(12,527)        $  35       $   (67)                     $ 21,823
Net earnings..................     --           --        4,297            --            --       $ 4,297           4,297
Net unrealized loss on
  marketable equity
  securities..................     --           --           --           (35)           --           (35)            (35)
                                                                                                  -------
Total comprehensive income....                                                                    $ 4,262
                                                                                                  =======
Repurchase of 287,500 shares
  of common stock.............     --           --           --            --        (5,486)                       (5,486)
Issuance of 82,128 shares of
  common stock and 124,425
  shares for benefit plans,
  net of tax benefit..........      1        1,820       (1,852)           --         2,649                         2,618
Issuance of 67,667 shares of
  common stock and 45,375
  shares of treasury stock
  upon exercise of warrants...     --           --         (667)           --           842                           175
Issuance of 1,263,626 shares
  of common stock upon 10%
  stock dividend..............     13       31,831      (31,868)           --            --                           (24)
Issuance of 341,854 shares of
  common stock upon
  acquisitions................      3       11,746           --            --            --                        11,749
Issuance of 2,750,000 shares
  of common stock upon
  secondary stock offering....     28       82,373           --            --            --                        82,401
Cash dividends ($0.12 per
  share)......................     --           --       (1,527)           --            --                        (1,527)
                                 ----     --------     --------         -----       -------                      --------
BALANCE AT MARCH 31, 2002.....    139      162,058      (44,144)           --        (2,062)                      115,991
Net earnings..................     --           --       12,969            --            --       $12,969          12,969
Net unrealized loss on
  interest rate swap
  contract....................     --           --           --          (158)           --          (158)           (158)
                                                                                                  -------
Total comprehensive income....                                                                    $12,811
                                                                                                  =======
Repurchase of 486,000 shares
  of common stock.............     --           --           --            --        (5,644)                       (5,644)
Issuance of 38,828 shares of
  common stock and 197,720
  shares for benefit plans,
  net of tax benefit..........      1          715       (1,768)           --         2,855                         1,803
Cash dividends ($0.13 per
  share)......................     --           --       (1,778)           --            --                        (1,778)
                                 ----     --------     --------         -----       -------                      --------
BALANCE AT MARCH 31, 2003.....    140      162,773      (34,721)         (158)       (4,851)                      123,183
Net earnings..................     --           --       12,692            --            --       $12,692          12,692
Net unrealized gain on
  interest rate swap
  contract....................     --           --           --           107            --           107             107
                                                                                                  -------
Total comprehensive income....                                                                    $12,799
                                                                                                  =======
Repurchase of 131,211 shares
  of common stock.............     --           --           --            --        (1,795)                       (1,795)
Issuance of 239,401 shares for
  benefit plans, net of tax
  benefit.....................     --          417         (932)           --         2,720                         2,205
Cash dividends ($0.19 per
  share)......................     --           --       (2,575)           --            --                        (2,575)
                                 ----     --------     --------         -----       -------                      --------
BALANCE AT MARCH 31, 2004.....   $140     $163,190     $(25,536)        $ (51)      $(3,926)                     $133,817
                                 ====     ========     ========         =====       =======                      ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                                2002        2003       2004
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $   4,297   $ 12,969   $ 12,692
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................      3,911      8,306      8,211
     Inventory write-down...................................        307         --         --
     Capitalized software write-down........................      1,941         --         --
     Deferred taxes.........................................       (571)     5,531      3,108
     Net assets of business held for sale...................         --         --        374
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................      1,699     (5,613)     2,792
       Work in progress, less progress billings.............        (30)       163     (1,098)
       Prepaid expenses and other current assets............        (45)      (678)    (7,670)
       Other assets.........................................       (940)        36       (231)
       Accounts payable.....................................       (188)       478       (186)
       Accrued expenses and other liabilities...............         26      7,722      4,582
       Deferred revenue.....................................        940       (355)    (1,094)
       Other liabilities....................................         --        (39)        78
                                                              ---------   --------   --------
          Net cash provided by operating activities.........     11,347     28,520     21,558
                                                              ---------   --------   --------
Cash flows from investing activities:
  Additions to property and equipment.......................     (1,606)    (4,516)    (4,228)
  Increase in restricted cash...............................         --         --    (38,645)
  Acquisitions, net of cash acquired........................   (102,477)   (20,052)    (1,741)
  Capitalized software development costs....................     (2,357)    (2,123)    (2,169)
  Proceeds from maturity of short-term investments..........      5,365         --        800
  Proceeds from sale of short-term investments..............    233,097      4,000      1,700
  Purchases of short-term investments.......................   (234,126)    (4,000)    (3,975)
                                                              ---------   --------   --------
     Net cash used in investing activities..................   (102,104)   (26,691)   (48,258)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Dividends paid............................................     (1,396)    (1,649)    (2,435)
  Borrowings under long-term debt facility..................     30,000         --     38,747
  Repayments under long-term debt facility..................         --     (8,000)   (10,763)
  Issuance of common stock..................................     83,903      1,442      2,105
  Repurchase of common stock................................     (5,486)    (5,644)    (1,795)
                                                              ---------   --------   --------
     Net cash provided by (used in) financing activities....    107,021    (13,851)    25,859
                                                              ---------   --------   --------
     Net increase (decrease) in cash and cash equivalents...     16,264    (12,022)      (841)
Cash and cash equivalents at beginning of year..............      5,167     21,431      9,409
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  21,431   $  9,409   $  8,568
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2004

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  DESCRIPTION OF BUSINESS

     We are a provider of automated employment and income verification, unemployment cost management services and other outsourced employee self-service applications. Our services enable mortgage lenders, pre-employment screening companies, employers and other authorized users to obtain employee human resources and payroll information. We also provide unemployment insurance claims processing and unemployment tax planning and management to a broad range of employers. Further, we allow employees to review and modify information in human resources and payroll management information systems on a self-service basis.

     Our services and software offer web access, interactive voice response, fax, document imaging and other technologies and are designed to enhance service levels, improve productivity and reduce costs by automating historically labor intensive, paper-based processes and enabling users to perform self-service transactions. We typically serve large organizations, including a number of Fortune 500 companies and federal, state and local government agencies.

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

  (d)  SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 2004 consist of highly liquid money market account deposits. We classify our short-term investments in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. All other securities are classified as available-for-sale. All of our securities were classified as available-for-sale at March 31, 2004. Interest income is recognized when earned. Short-term investments classified as available-for-sale are stated at market value.

  (e)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

  (f)  RESTRICTED CASH

     Pursuant to an asset purchase agreement dated as of March 22, 2004, with an effective date of April 1, 2004, we acquired substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and pre-applicant screening businesses (collectively, the "Business") of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC. Of the

                       TALX CORPORATION AND SUBSIDIARIES
purchase price, $38.6 million is reflected on our consolidated balance sheet at March 31, 2004 as restricted cash, to fund the acquisition with an effective date of April 1, 2004. Restricted cash is classified as non-current as the assets being acquired are primarily long-term in nature.

  (g)  PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or lease term.

  (h)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Product development costs are charged to operations as incurred. Software development costs are expensed as incurred until technological feasibility is achieved, after which time they are capitalized on a product-by-product basis. Amortization of capitalized software development costs is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software development costs starts when the product is available for general release to clients. All capitalized software assets are reviewed as of each balance sheet date for impairment. Upon determination of any impairment, the asset is written-down to the appropriate value in the period that the impairment is determined.

  (i)  GOODWILL AND OTHER INTANGIBLE ASSETS

     We have adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" as of April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

  (j)  REVENUE RECOGNITION, WORK IN PROGRESS AND DEFERRED REVENUE

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

     Revenue from maintenance contracts is deferred and recognized ratably over the maintenance period. We recognize hardware and software license revenue upon shipment based on vendor-specific objective evidence. Revenues for professional services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when the project is complete.

                       TALX CORPORATION AND SUBSIDIARIES

     Deferred revenue represents the unearned portion of The Work Number setup fees, UC eXpress and maintenance fees.

     Commissions paid are deferred and expensed over the related service period.

  (k)  CONCENTRATION OF CREDIT RISK

     We sell our services and software in a variety of industries. No client represented over 10% of revenues in fiscal 2002, 2003 or 2004. We perform periodic credit evaluations of our clients' financial conditions and generally do not require collateral; however, for our maintenance business we maintain a security interest in hardware until payment is received. Credit losses from clients have been within our expectations, and we believe the allowance for doubtful accounts adequately provides for any expected losses.

  (l)  INCOME TAXES

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

  (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     We disclose estimated fair values for our financial instruments. A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity. Our financial instruments include long-term debt and a revolving line of credit facility. The carrying value of these commitments approximates fair value due to their stated interest rates approximating market rates. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

  (n)  DERIVATIVE FINANCIAL INSTRUMENTS

     We use interest rate swap agreements as required under the terms of our term loan and revolving credit facility (see Note 8). Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We do not hold or issue any derivative financial instruments for trading purposes.

  (o)  STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation."

     Since all of our options are granted with an option price equal to the market price at the time of grant, we have not recognized any stock-based employee compensation cost under our stock option plans. SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. Compensation cost is calculated under a straight line basis. The following table presents our net earnings and earnings per share as reported and the pro forma

                       TALX CORPORATION AND SUBSIDIARIES
amounts that would have been reported using the fair value method under SFAS No. 123 for the years presented:

                                                                   MARCH 31,
                                                           --------------------------
                                                            2002     2003      2004
                                                           ------   -------   -------
                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Net earnings, as reported................................  $4,297   $12,969   $12,692
Stock-based employee compensation cost, net of taxes.....     842     1,414     1,536
                                                           ------   -------   -------
  Net earnings, pro forma................................  $3,455   $11,555   $11,156
                                                           ======   =======   =======
Basic earnings per share:
  Net earnings, as reported..............................  $ 0.34   $  0.94   $  0.94
  Stock-based employee compensation cost, net of taxes...    0.07      0.10      0.12
                                                           ------   -------   -------
     Net earnings, pro forma.............................  $ 0.27   $  0.84   $  0.82
                                                           ======   =======   =======
Diluted earnings per share:
  Net earnings, as reported..............................  $ 0.32   $  0.91   $  0.89
  Stock-based employee compensation cost, net of taxes...    0.06      0.10      0.11
                                                           ------   -------   -------
     Net earnings, pro forma.............................  $ 0.26   $  0.81   $  0.78
                                                           ======   =======   =======

     The fair value of option grants for fiscal 2002, 2003 and 2004 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 59%, 80% and 70% in fiscal 2002, 2003 and 2004, respectively; risk-free interest rate of 4.81%, 3.50% and 3.00% in fiscal 2002, 2003 and 2004, respectively; expected life of 5.0, 7.5 and 7.0 years in fiscal 2002, 2003 and 2004, respectively; and an expected dividend yield of 3.50%, 1.20% and 0.90% in fiscal 2002, 2003 and 2004, respectively.

  (p)  MANAGEMENT'S USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used when accounting for depreciation, amortization, allowance for doubtful accounts and income taxes as well as in the evaluation of potential losses due to impairment or pending litigation.

  (q)  LITIGATION

     We have legal contingencies that have a high degree of uncertainty. As described in Note 16, certain allegations have been made against us that create litigation contingencies. When a contingency becomes probable and estimable a reserve is established in the consolidated financial statements. To the extent not recoverable by directors' and officers' liability insurance coverage, legal costs are expensed as incurred.

  (r)  EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share. The weighted average number of shares is based on common stock outstanding for basic

                       TALX CORPORATION AND SUBSIDIARIES
earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive.

  (s)  BUSINESS SEGMENTS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. With our acquisitions of two unemployment cost management companies in March 2002 we began operating as two reportable segments:
Payroll-Based Services and Software and Unemployment Cost Management Services.

     Effective April 1, 2003, we combined our sales, marketing and administrative teams and no longer operate separate reportable segments. We now operate as one reportable segment, as our business activities are not organized on the basis of differences in related products and services or differences in geographic areas of operations.

  (t)  RECLASSIFICATIONS

     Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year. Additionally, on April 22, 2003 we transferred substantially all of the assets of our Human Resources and Benefits Application Services business to Workscape, Inc., a Framingham, Massachusetts-based provider of benefits and workforce management solutions. Accordingly, the historical results of operations for this business have been reclassified to earnings from discontinued operations on our consolidated statement of earnings.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                  MARCH 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts receivable.........................................  $19,265   $16,552
Less allowance for doubtful accounts........................    1,183     1,096
                                                              -------   -------
                                                              $18,082   $15,456
                                                              =======   =======

     Billings to customers are made in accordance with the terms of the individual contracts.

                       TALX CORPORATION AND SUBSIDIARIES

     The following table represents activity within our allowance for doubtful accounts for the years ended March 31, 2002, 2003 and 2004:

                                                              (IN THOUSANDS)
Balance at March 31, 2001...................................     $   225
  Acquisitions..............................................       2,379
  Additions.................................................         505
  Write-offs................................................        (550)
                                                                 -------
Balance at March 31, 2002...................................       2,559
  Additions.................................................         325
  Write-offs................................................      (1,701)
                                                                 -------
Balance at March 31, 2003...................................       1,183
  Additions.................................................         560
  Write-offs................................................        (647)
                                                                 -------
Balance at March 31, 2004...................................     $ 1,096
                                                                 =======

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                          RANGE OF
                                                         ESTIMATED         MARCH 31,
                                                        USEFUL LIVES   -----------------
                                                         (IN YEARS)     2003      2004
                                                        ------------   -------   -------
                                                                        (IN THOUSANDS)
Computer equipment....................................       3-5       $12,961   $10,057
Office furniture and equipment........................      5-10         1,502     1,780
Software..............................................       3-5         5,811     5,658
Capitalized lease equipment...........................       3-5            37        37
Automobile............................................         3            --         7
Leasehold improvements................................      3-10         4,055     4,471
                                                                       -------   -------
                                                                        24,366    22,010
Less accumulated depreciation and amortization........                  14,051    13,044
                                                                       -------   -------
                                                                       $10,315   $ 8,966
                                                                       =======   =======

     Depreciation and amortization expense related to property and equipment was $2.5 million, $5.1 million and $4.9 million for the years ended March 31, 2002, 2003 and 2004, respectively.

                       TALX CORPORATION AND SUBSIDIARIES

(4)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Product development costs and amortization of capitalized software development costs for the years ended March 31, 2002, 2003 and 2004 are as follows:

                                                                    MARCH 31,
                                                             ------------------------
                                                              2002     2003     2004
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Product development costs charged to general and
  administrative expenses..................................  $  381   $2,588   $3,698
                                                             ======   ======   ======
Amortization of capitalized software development costs
  charged to cost of revenues..............................  $1,161   $1,564   $1,594
                                                             ======   ======   ======
Write-off of capitalized software development costs........  $1,941   $   --   $   --
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

     Effective April 1, 2002, we have adopted the SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard will be recognized as a cumulative effect of a change in accounting principle. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2002 and 2003 and determined that no impairment existed.

                       TALX CORPORATION AND SUBSIDIARIES

     The following table summarizes goodwill and other intangible asset activity for years ended March 31, 2003 and 2004 (dollars in thousands).

                                                                  OTHER INTANGIBLE ASSETS
                                                -----------------------------------------------------------
                                                  CUSTOMER                 CUSTOMER
                                     GOODWILL   RELATIONSHIPS   SOFTWARE   RECORDS    NON-COMPETE    TOTAL
                                     --------   -------------   --------   --------   -----------   -------
                                                                 (IN THOUSANDS)
GROSS CARRYING VALUES:
  March 31, 2002...................  $102,564      $16,904       $ 154      $2,200       $  --      $19,258
     Adjust intangibles to final
       valuations..................      (618)         679        (154)        (16)        109          618
     Adjust acquired assets to
       final valuations............       537           --          --          --          --           --
     Transaction costs.............       986           --          --          --          --           --
     Ti3 acquisition additional
       consideration...............     2,000           --          --          --          --           --
                                     --------      -------       -----      ------       -----      -------
  March 31, 2003...................   105,469       17,583          --       2,184         109       19,876
     Additional acquisition
       costs.......................        94           --          --          --          --           --
     Johnson and Associates
       acquisition.................     1,176          255          --          --         103          358
                                     --------      -------       -----      ------       -----      -------
  March 31, 2004...................  $106,739      $17,838       $  --      $2,184       $ 212      $20,234
                                     ========      =======       =====      ======       =====      =======
ACCUMULATED AMORTIZATION:
  March 31, 2002...................  $     --      $    43       $  38      $    2       $  --      $    83
     Amortization..................        --        1,172         (38)        145          64        1,343
                                     --------      -------       -----      ------       -----      -------
  March 31, 2003...................        --        1,215          --         147          64        1,426
     Amortization..................        --        1,200          --         146          75        1,421
                                     --------      -------       -----      ------       -----      -------
  March 31, 2004...................  $     --      $ 2,415       $  --      $  293       $ 139      $ 2,847
                                     ========      =======       =====      ======       =====      =======
Weighted average lives (in
  years)...........................                  13.09                   15.00        3.00        14.74
                                                   =======                  ======       =====      =======

     Amortization of other intangible assets is projected to be $1.3 million for each of the fiscal years ended March 31, 2005 through 2009.

(6)  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities as of March 31, 2003 and 2004 consist of the following:

                                                                  MARCH 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Compensation and benefits...................................  $ 5,836   $ 6,938
Transition services for acquired entities...................    2,977       361
Alliance fees...............................................    1,027       813
Legal settlement(1).........................................       --     5,750
Income taxes payable........................................      482       778
Other.......................................................    1,763     2,154
                                                              -------   -------
                                                              $12,085   $16,794
                                                              =======   =======

                       TALX CORPORATION AND SUBSIDIARIES

---------------

(1) On May 5, 2004 we reached an agreement with plaintiffs to settle all pending class action lawsuits. The settlement calls for payment of $5.75 million, which will be made by our insurance carriers and will not impact earnings. Accordingly, we have recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owe under the settlement agreement. Additionally, we have recorded $5.75 million in prepaid expenses and other current assets representing the amount we will receive from our insurance companies.

(7)  LONG-TERM DEBT

     Long-term debt at March 31, 2003 and 2004 consists of:

                                                                  MARCH 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Borrowings under term note..................................  $22,000   $50,000
  Less current portion......................................   10,000    10,000
                                                              -------   -------
Long-term debt..............................................  $12,000   $40,000
                                                              =======   =======

     In connection with the acquisitions of The Frick Company and the GM Unemployment Compensation Business, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, (the "2002 Loan Agreement"), we obtained secured financing consisting of a $30.0 million term loan (the "2002 Term Loan") and a $10.0 million revolving credit facility (the "2002 Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender, and any other lenders that may become party to the Loan Agreement (collectively, the "2002 Lenders"). We used the proceeds of the 2002 Term Loan to pay a portion of the purchase price for the acquisitions; however, we have not borrowed under the 2002 Revolving Credit Facility. This facility was repaid on March 31, 2004 with proceeds from a new credit facility.

     In connection with the acquisition of certain businesses of Sheakley-Uniservice, Inc., we entered into an amended and restated loan agreement dated as of March 31, 2004, (the "Loan Agreement"). Pursuant to the Loan Agreement, we obtained secured financing consisting of a $58.0 million term loan (the "Term Loan A"), a $10.0 million term loan (the "Term Loan B") and a $15.0 million revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, National City Bank of Michigan/Illinois, Fifth Third Bank and Merrill Lynch Business Financial Services, Inc., as lenders, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We borrowed $50.0 million of Term Loan A and utilized the proceeds of such borrowing to fund our restricted cash position in order to pay the purchase price for the acquisition and to refinance the outstanding balance of our previous credit facility. We have not borrowed under the Revolving Credit Facility or under Term Loan B.

     Under the terms of the Loan Agreement, we were permitted to use the proceeds of the initial advance under Term Loan A solely to pay the purchase price for the acquisition of certain businesses of Sheakley-Uniservice, Inc., and are permitted to use the remaining amount of Term Loan A and up to two advances under Term Loan B on or before September 30, 2004 solely to pay for certain approved acquisitions, which have not yet been negotiated. The proceeds of loans made under the Revolving Credit Facility may be used solely for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to pay the transaction cost of the Loan Agreement, to finance such approved acquisitions and permitted acquisitions and to finance certain repurchases of our capital stock subject to limitations and restrictions set forth in the Loan Agreement.

                       TALX CORPORATION AND SUBSIDIARIES

     Principal of the Term Loan A must be repaid by us in quarterly installments commencing June 30, 2004, with the final installment due on March 31, 2009. Principal of the Term Loan B must be repaid by us in quarterly installments commencing December 31, 2004, with the final balloon payment due on March 31, 2009. In addition, under certain circumstances principal payments are required out of excess cash flow as well as from the proceeds of certain asset dispositions and from the proceeds of the issuance of equity and of debt by us. The Revolving Credit Facility also matures on March 31, 2009.

     The Term Loans and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. The applicable margin for eurodollar rate loans under the Revolving Credit Facility and Term Loan A will vary from 1.75% to 3.25%, and the applicable margin for base rate loans under the Revolving Credit Facility and Term Loan A will be either 0.00% or .25% in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). The applicable margin for Eurodollar rate loans under Term Loan B will vary from 2.25% to 3.75%, and the applicable margin for base rate loans under Term Loan B will be either .50% or .75%, in each case based upon our ratio of total indebtedness to EBITDA. We may make prepayments under the Term Loans and the Revolving Credit Facility without penalty.

     The Loan Agreement is secured by pledges of our stock and membership interests in, and guarantees of, our subsidiaries and security interests in substantially all the assets of us and of our subsidiaries.

     The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the loans made under the Loan Agreement, as described above. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of us, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of five cents per share per calendar quarter, up to a maximum of $3.5 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including, among others, the accuracy of financial statements and other information delivered to the Lenders and the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

     Scheduled minimum long-term debt repayments are $10.0 million in fiscal years 2005 through 2009, respectively. Payments are due in equal quarterly amounts. We may accelerate credit facility repayments, depending on available operating cash flow.

(8)  DERIVATIVE FINANCIAL INSTRUMENT

     As a condition of the 2002 Term Loan Agreement, we were required to enter into an interest rate swap for 50% of our outstanding term loan as a means of reducing our interest rate exposure. Pursuant to this requirement, we entered into an interest rate swap contract on June 26, 2002 for a notional amount of $14.0 million, which represented 50% of our outstanding term loan balance on that date. Under this contract, we pay a fixed rate of 3.45% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our 2002 Term Loan. The notional amount of our interest rate swap contract steps down according to the same schedule as our 2002 Term Loan. All payment dates and maturity dates are the same as our 2002 Term Loan. This strategy effectively converts a portion of our term loan into a fixed rate instrument.

                       TALX CORPORATION AND SUBSIDIARIES

     The interest rate swap and related gains and losses arising on the contract are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Specifically, changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed.

     As discussed in Note 9, on March 31, 2004 we repaid our 2002 Loan Agreement and entered into a new Loan Agreement. Effective March 31, 2004 our existing interest rate swap was matched to our new Loan Agreement, and will remain until original maturity.

     As of March 31, 2004, the fair value of the interest rate swap in the amount of $84,000 is included in accrued expenses and other liabilities.

     We do not use financial instruments for trading or speculative purposes.

(9)  LEASES

     We have non-cancelable operating leases, primarily for office space and office equipment, that expire through fiscal 2008. Total rent expense for operating leases was $1.5 million, $5.0 million and $5.3 million in 2002, 2003 and 2004, respectively.

     Amortization expense associated with assets acquired under capital leases is included in total depreciation and amortization expense.

     The following is a schedule, by year, of the future minimum payments, in thousands, under operating leases as of March 31, 2004.

Fiscal Year:
  2005......................................................  $ 4,282
  2006......................................................    4,050
  2007......................................................    2,139
  2008......................................................      881
  2009......................................................      427
  Thereafter................................................       --
                                                              -------
Total minimum lease payments................................  $11,779
                                                              =======

                       TALX CORPORATION AND SUBSIDIARIES

(10)  INCOME TAXES

     Income tax expense consists of the following:

                                                                    MARCH 31,
                                                             ------------------------
                                                              2002     2003     2004
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Current:
  Federal..................................................  $2,409   $1,278   $4,242
  State and local..........................................     840      234      608
Deferred:
  Federal..................................................    (518)   4,591    2,614
  State and local..........................................    (222)     842      426
                                                             ------   ------   ------
     Income tax expense from continuing operations.........   2,509    6,945    7,890
Discontinued operations....................................       3    1,108      123
                                                             ------   ------   ------
  Total income tax expense.................................  $2,512   $8,053   $8,013
                                                             ======   ======   ======

     Income tax expense differed from the amounts computed by applying the federal income tax rate of 34% in 2002 and 2003 and 35% in 2004 to earnings from continuing operations before income tax expense as a result of the following:

                                                                    MARCH 31,
                                                             ------------------------
                                                              2002     2003     2004
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Computed "expected" tax expense............................  $2,312   $6,164   $7,134
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of federal income tax
     benefit...............................................     408      699      672
  Travel and entertainment.................................      54       66       72
  Tax exempt interest......................................    (302)      --       --
  Other, net...............................................      37       16       12
                                                             ------   ------   ------
                                                             $2,509   $6,945   $7,890
                                                             ======   ======   ======

                       TALX CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2003 and 2004 are presented below:

                                                                  MARCH 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   184   $   158
  Restructuring charges.....................................       54        33
  Accrual for compensated absences..........................      337       650
  Deferred revenue..........................................       42        --
  Net operating loss carryforwards..........................      228        --
  Differences in depreciation and amortization..............      424        87
  Other.....................................................       --       264
                                                              -------   -------
     Total deferred tax assets..............................    1,269     1,192
                                                              -------   -------
Deferred tax liabilities:
  Differences in capitalized software development cost
     methods................................................   (1,389)   (1,361)
  Differences in intangible asset amortization methods......   (2,554)   (4,867)
  Differences in expense recognition methods................     (100)     (483)
  Deferred revenue..........................................       --      (363)
                                                              -------   -------
     Total deferred tax liabilities.........................   (4,043)   (7,074)
                                                              -------   -------
     Net deferred tax assets (liabilities)..................  $(2,774)  $(5,882)
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

(11)  RESTRUCTURING AND OTHER CHARGE

     During the second quarter of fiscal year 2002, we reorganized our sales and delivery operations and refocused our product lines related to our human resources and benefit applications and customer premises systems businesses. In conjunction with the reorganization, we reduced our workforce by approximately 17%, closed certain regional sales offices and wrote-down hardware inventory and capitalized software. As a result of these actions, we incurred restructuring charges of $1.9 million associated with the write-off of capitalized software, $349,000 related to employee severance costs and $337,000 related to office closing costs. These items are reflected in the line item "restructuring charge" on the consolidated statement of earnings for the 2002 fiscal year. Additionally, we incurred a charge of $307,000 related to the write-down of certain hardware inventory items. This charge is reflected as a separate component of cost of revenues on the consolidated statement of earnings for the 2002 fiscal year. There are no remaining liabilities at March 31, 2004 related to the reorganization.

                       TALX CORPORATION AND SUBSIDIARIES

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

     TALX has adopted a stock option plan for outside Directors that provides for the issuance of a maximum of 145,200 shares of common stock. Options are granted in the amount of 2,500 shares each to outside Directors at prices not less than fair market value as of the date of the grant, which is April 1 of each year. The options vest one year from the date of grant. Options outstanding amount to 53,676 and 66,176 at March 31, 2003 and 2004, respectively.

     Activity under the plans for the three years ended March 31, 2004 is as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at March 31, 2001...............................  1,132,408       $ 4.98
  Granted...................................................    446,502        23.25
  Cancelled.................................................     (6,029)       17.16
  Exercised.................................................   (175,038)        4.03
                                                              ---------
Outstanding at March 31, 2002...............................  1,397,843        10.88
  Granted...................................................    507,375        16.31
  Cancelled.................................................   (133,928)       12.77
  Exercised.................................................   (170,992)        3.96
                                                              ---------
Outstanding at March 31, 2003...............................  1,600,298        13.18
  Granted...................................................    506,000        16.14
  Cancelled.................................................   (136,915)       16.99
  Exercised.................................................   (156,906)        6.01
                                                              ---------
Outstanding at March 31, 2004...............................  1,812,477        14.34
                                                              =========

                       TALX CORPORATION AND SUBSIDIARIES

                                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ---------------------------------------------   --------------------------
                                     WEIGHTED AVERAGE
                                        REMAINING          WEIGHTED                     WEIGHTED
                         NUMBER OF   CONTRACTUAL LIFE      AVERAGE       NUMBER OF      AVERAGE
RANGE OF EXERCISE PRICE   SHARES         (YEARS)        EXERCISE PRICE    SHARES     EXERCISE PRICE
-----------------------  ---------   ----------------   --------------   ---------   --------------
$ 0.00 -  3.12........     147,025         3.8              $ 2.88        147,025        $ 2.88
  3.12 -  6.23........     198,822         4.8                4.28        161,970          4.21
  6.23 -  9.35........     188,597         6.0                8.32        105,075          8.32
  9.35 - 12.46........      40,892         6.7               11.27         16,892         10.86
 12.46 - 15.58........     252,500         8.8               13.20            800         13.16
 15.58 - 18.69........     417,725         7.8               16.66         95,575         16.62
 18.69 - 21.81........     254,825         9.8               19.27          5,395         19.80
 21.81 - 24.92........     192,125         6.5               22.89         83,830         22.87
 24.92 - 28.04........     111,001         7.1               25.20         44,000         25.20
 28.04 - 31.15........       8,965         7.3               31.15          3,586         31.15
                         ---------                                        -------
                         1,812,477                                        664,148
                         =========                                        =======

     In May 1999, we entered into an agreement with a third party, under which they provided us with strategic advisory services, including in connection with our acquisition of Ti3. Pursuant to that agreement, we issued them warrants to purchase a total of 45,375 shares of our common stock at an exercise price of $4.82 per share. All 45,375 warrants are outstanding and exercisable at March 31, 2004.

     During fiscal 1997, shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP), which was amended in 1998 and 2000 and amended and restated in 2001. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Of the 907,500 shares of common stock shares reserved for the ESPP, there were 405,425 shares remaining at March 31, 2004.

     On September 5, 2002, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our stock in the open market, or through privately negotiated transactions during the 36 month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, we repurchased 131,211 shares during the year ended March 31, 2004. Cumulative shares repurchased under this plan amount to 306,211. Except for the 301,041 shares remaining in the treasury at March 31, 2004, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

     During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. Dividends of $0.12, $0.13 and $0.19 per share were declared and dividends of $0.12, $0.12 and $0.18 per share were paid to shareholders during fiscal years 2002, 2003 and 2004, respectively. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition and such other factors as the board may deem relevant.

(13)  EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share. The weighted average number of shares is based on common stock outstanding for basic

                       TALX CORPORATION AND SUBSIDIARIES
earnings per share and common stock outstanding and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. As of March 31, 2003 and 2004, stock options to purchase 865,877 and 315,091 shares, respectively, were not dilutive and, therefore, were not included in the computations of diluted earnings per share amounts.

                                                                  YEARS ENDED MARCH 31,
                                                             -------------------------------
                                                                  2003             2004
                                                             --------------   --------------
                                                             (IN THOUSANDS, EXCEPT SHARE AND
                                                                 PER SHARE INFORMATION)
BASIC EARNINGS PER SHARE:
Net earnings:
  Continuing operations....................................   $    11,188      $    12,493
  Discontinued operations..................................         1,781              199
                                                              -----------      -----------
     Net earnings..........................................   $    12,969      $    12,692
                                                              ===========      ===========
Weighted average number of common shares outstanding.......    13,940,650       13,948,542
Less: weighted average number of treasury shares...........      (198,069)        (386,641)
                                                              -----------      -----------
  Weighted average number of common and common equivalent
     shares outstanding....................................    13,742,581       13,561,901
                                                              ===========      ===========
Basic earnings per common share:
  Continuing operations....................................   $      0.81      $      0.92
  Discontinued operations..................................          0.13             0.02
                                                              -----------      -----------
     Net earnings..........................................   $      0.94      $      0.94
                                                              ===========      ===========
DILUTED EARNINGS PER SHARE:
Net earnings:
  Continuing operations....................................   $    11,188      $    12,493
  Discontinued operations..................................         1,781              199
                                                              -----------      -----------
     Net earnings..........................................   $    12,969      $    12,692
                                                              ===========      ===========
Weighted average number of common shares outstanding.......    13,940,650       13,948,542
Weighted average number of shares issuable under employee
  stock purchase plans.....................................         2,977            9,125
Dilutive effect of the exercise of stock options...........       433,763          620,589
Dilutive effect of the exercise of warrants................        29,244           34,944
Less: weighted average number of treasury shares...........      (198,069)        (386,641)
                                                              -----------      -----------
  Weighted average number of common and common equivalent
     shares outstanding....................................    14,208,565       14,226,559
                                                              ===========      ===========
Diluted earnings per common share:
  Continuing operations....................................   $      0.79      $      0.88
  Discontinued operations..................................          0.12             0.01
                                                              -----------      -----------
     Net earnings..........................................   $      0.91      $      0.89
                                                              ===========      ===========

                       TALX CORPORATION AND SUBSIDIARIES

(14)  DISCONTINUED OPERATIONS

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

     The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc. and as of June 1, 2004 we had received $1.0 million of principal and $98,000 of interest payments in connection with the note.

     All assets and liabilities of this business, both the portion of the business transferred under contract to Workscape, Inc. (approximately 90% of the assets) and the portion that has not yet been sold, along with related transaction costs, were recorded on our consolidated balance sheet as net assets of business held for sale. We recorded cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

     In connection with the transfer, we are providing Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business until December 31, 2005, or until certain transferred client contracts have expired or been terminated. These fees, offset by costs to deliver the service, were recorded first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

     The historical results of operations for this business have been reclassified to earnings from discontinued operations on our consolidated statement of earnings.

     The results of operations for this business for the years ended March 31, 2002, 2003 and 2004 were as follows:

                                                                     MARCH 31,
                                                              -----------------------
                                                               2002     2003     2004
                                                              ------   -------   ----
                                                                  (IN THOUSANDS)
Revenues....................................................  $9,757   $10,188   $ --
                                                              ======   =======   ====
Earnings from discontinued operations.......................       8     2,889    281
Gain on disposal of discontinued operations.................      --        --     41
                                                              ------   -------   ----
  Earnings from discontinued operations.....................       8     2,889    322
Income tax expense..........................................       3     1,108    123
                                                              ------   -------   ----
  Net earnings from discontinued operations.................  $    5   $ 1,781   $199
                                                              ======   =======   ====

(15)  EMPLOYEE BENEFIT PLAN

     We sponsor a profit-sharing/401(k) plan. The plan covers substantially all of our employees. Employees may contribute up to 50% of pre-tax compensation to the plan. We make contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. There is a three-year graded vesting schedule for

                       TALX CORPORATION AND SUBSIDIARIES
employer matching contributions. Participants direct the investment of both employee deferral and employer matching contributions among a variety of investment choices. The plan does not hold company stock. Total expense under the plan for the years ended March 31, 2002, 2003 and 2004 was $322,000, $762,000 and $831,000, respectively.

(16)  COMMITMENTS AND CONTINGENCIES

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

                       TALX CORPORATION AND SUBSIDIARIES

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

     On May 5, 2004 we reached an agreement with the plaintiffs to settle all pending class action lawsuits. The settlement calls for payment of $5.75 million, which will be made by our insurance carriers and will not impact earnings. There were, however, approximately $500,000 of additional legal costs that were included in expenses for the fourth quarter of the fiscal year 2004. As of the year ended March 31, 2004 we recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owe under the settlement agreement. Additionally, we recorded $5.75 million in prepaid expenses and other current assets representing the amount we will receive from our insurance companies. The agreement is subject to certain conditions, including judicial approval, and a potential additional payment depending on the amount of certain claims. We believe that any additional payment, if required, would not be material. However, our expectations are subject to the risks that the court will not approve our class action settlement, that claimants request exclusion from the settlement that hold a larger than anticipated number of shares, or that the claims analysis on which we relied is inaccurate, and a larger than expected number of claims is submitted which could require us to make an additional payment. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation if the settlement is not approved by the court. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

     As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who has resigned from the Company) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our prior restatement, as disclosed in our Form 10-K/A for the year ended March 31, 2002. We and the individuals have filed separate responses to the Wells letter. Since the time of the

                       TALX CORPORATION AND SUBSIDIARIES

Wells submissions, the Commission is continuing its investigation of our accounting for certain items, including those which were the subject of the restatements discussed below. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against us and/or the individuals.

     In the settlement of the civil suit referred to above, we released our insurance providers from related claims against our applicable insurance policies. Any fines or penalties assessed by the SEC against us, along with any further defense costs incurred by us in connection with the SEC investigation, either on our own behalf or as indemnification on behalf of William W. Canfield or Craig N. Cohen, and any future related litigation will be borne by us and will not be covered by insurance. In addition, to the extent that we are required to indemnify Messrs. Canfield or Cohen against any fines or penalties assessed against either of them, those amounts will be borne by us and not be covered by insurance. The application of any of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

     As previously disclosed, we have filed restated financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for each of the first two quarters of fiscal 2004. In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002. As a result of this new restatement, we could become subject to additional regulatory proceedings.

     As required under our articles of incorporation, we are obligated to indemnify and advance expenses of each of the Individual Defendants, as current or former officers and/or directors of the Company to the fullest extent permitted by Missouri law, in connection with the above matters, subject to their obligations to repay amounts advanced under certain circumstances. Stifel, Nicolaus & Company and A.G. Edwards & Sons, Inc. have made demands on the Company to indemnify and advance expenses to them in connection with these matters.

     Regardless of the outcome of any litigation or regulatory proceeding, litigation and regulatory proceedings of these types are expensive and, until settled or otherwise resolved, will require that we devote substantial resources and executive time to defend these proceedings.

     In addition to matters set forth above, we are also party to other lawsuits and claims that arise in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

(17)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for interest totaled $0, $1.3 million and $756,000 for the years ended March 31, 2002, 2003 and 2004, respectively. Cash paid during the year for income taxes totaled $1.0 million, $2.5 million and $4.7 million for the years ended March 31, 2002, 2003 and 2004, respectively.

(18)  RELATED PARTY TRANSACTION

     James W. Canfield, the son of our Chairman, President and Chief Executive Officer, is employed in a non-executive position with our Company as the Director of ePayroll business development. Mr. Canfield has a current annual salary of $107,000 and is eligible for a bonus of approximately $32,000 based upon certain performance goals. This bonus can decrease or increase based on the percentage achievement of these performance goals. Mr. Canfield is also eligible annually for an award of stock options. Both the bonus and stock option awards are granted under standard corporate compensation plans and are consistent with payments made to directors at Mr. Canfield's level. For fiscal 2004, Mr. Canfield received $95,400 in salary,

                       TALX CORPORATION AND SUBSIDIARIES

$5,580 in bonus and 2,000 stock options for his services to the Company. Additionally, during fiscal year 2004, Mr. Canfield was awarded 5,000 stock options for fiscal year 2005.

(19)  SUBSEQUENT EVENT

     Pursuant to an asset purchase agreement dated as of March 22, 2004, with an effective date of April 1, 2004, we acquired substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and pre-applicant screening businesses (collectively, the "Business") of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, for approximately $40 million, including transaction costs, subject to certain post-closing adjustments. The purchase price was determined based on arms'-length negotiations, and was paid in cash, which was financed, as discussed above in Note 7. On March 31, 2004, we borrowed $50.0 million under Term Loan A to fund our restricted cash position to pay the purchase price for the acquisition and to refinance the outstanding balance of our previous credit facility. Of the purchase price, $38.6 million is reflected on our consolidated balance sheet at March 31, 2004 as restricted cash to fund the acquisition with an effective date of April 1, 2004.

     The purchase of the Business was not consummated until April 1, 2004. On March 31, 2004, our cash balances included $38.6 million proceeds from the borrowings on Term Loan A. There are certain restrictions on the use of our borrowings under Term Loan A, including the use of such borrowings to purchase the Business. Accordingly, the $38.6 million cash from Term Loan A has been presented in our consolidated balance sheet at March 31, 2004 as restricted cash.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the acquired Business as of April 1, 2004, the effective date of the acquisition. We are currently in the process of obtaining third-party valuations of certain intangible assets; thus, the following allocations of purchase price are preliminary.

                                                              (IN THOUSANDS)
Accounts receivable, net....................................     $ 1,304
Other current assets........................................          17
Property and equipment, net.................................         664
Goodwill and intangible assets..............................      40,015
Other non-current assets....................................          75
                                                                 -------
  Total assets acquired.....................................      42,075
                                                                 -------
Deferred revenue............................................       1,920
Current liabilities.........................................         393
Other non-current liabilities...............................          53
                                                                 -------
  Total liabilities assumed.................................       2,366
                                                                 -------
  Net assets acquired.......................................     $39,709
                                                                 =======

     The asset purchase agreement provides for indemnification of the Company by Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC for certain pre-closing liabilities and obligations of the business, subject to certain limitations. An escrow account, maintained by LaSalle Bank National Association pursuant to the terms of an escrow agreement, is also available until March 31, 2005 to satisfy the indemnification obligations of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC under the asset purchase agreement, subject to certain limitations described in the asset purchase agreement. Of the purchase price, $1.0 million dollars was paid into the escrow account.

                       TALX CORPORATION AND SUBSIDIARIES

     The Business purchased provides unemployment cost management services, employment verification services and pre-applicant screening services to a broad customer base. This business will continue to operate through our wholly-owned subsidiary, TALX Employer Services, LLC.

     In connection with the asset purchase agreement, the parties executed a transition services agreement under which Sheakley-Uniservice, Inc. will provide certain services to us for up to two years. The services are intended to provide for the orderly transition of the Business and the employees of such Business from Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC to us.

(20)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly data is set forth in the following tables.

                                                                FISCAL 2003
                                                -------------------------------------------
                                                JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                                  2002       2002        2002       2003
                                                --------   ---------   --------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................................  $27,261     $27,855    $29,206     $31,604
Gross margin..................................   14,651      14,910     16,086      17,926
Net earnings from continuing operations.......    2,297       2,543      2,652       3,696
Net earnings..................................    2,124       2,544      4,243       4,058
Basic earnings per share:
  Net earnings from continuing operations.....     0.17        0.18       0.19        0.27
  Net earnings................................     0.15        0.18       0.30        0.30
Diluted earnings per share:
  Net earnings from continuing operations.....     0.16        0.18       0.19        0.26
  Net earnings................................     0.15        0.18       0.30        0.29

                                                                FISCAL 2004
                                                -------------------------------------------
                                                JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                                  2003       2003        2003       2004
                                                --------   ---------   --------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................................  $30,141     $31,548    $29,444     $33,262
Gross margin..................................   16,753      18,092     16,659      19,638
Net earnings from continuing operations.......    2,731       3,263      2,539       3,960
Net earnings..................................    2,811       3,285      2,567       4,029
Basic earnings per share:
  Net earnings from continuing operations.....     0.20        0.24       0.19        0.29
  Net earnings................................     0.21        0.24       0.19        0.30
Diluted earnings per share:
  Net earnings from continuing operations.....     0.19        0.23       0.18        0.28
  Net earnings................................     0.20        0.23       0.18        0.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     Except as described below, there was no change in our internal control over financial reporting during the fourth fiscal quarter for the fiscal year ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In January 2004, we announced that we were restating certain historical financial statements as a result of adjustments related to our customer premises systems business. The restatement was necessary because a recent internal accounting review showed that certain revenues for customer premises systems contracts were recorded earlier than was appropriate under the percentage of completion methodology used for this line of business. Although we ultimately realized the revenues from the transactions under review, our financial results were not accurately presented, requiring the restatement. The resulting restatement affected fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal 2004.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company is contained under the caption "Nominees and Continuing Directors," the first sentence and the last sentence under the caption "Committees and Meetings of the Board of Directors -- Audit Committee," and the information under the captions "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Ethics" included in the Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Equity Compensation Plan Information," "Shareholder Approved Equity Compensation," "Non-Shareholder Approved Equity Compensation," "Employment and Severance Agreements" and "Director Compensation" included in the Proxy Statement for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management and related stockholder matters is contained under the captions "Equity Compensation Plan Information," "Shareholder Approved Equity Compensation," "Non-shareholder Approved Equity Compensation," "Common Stock Ownership of Directors, Nominees and Officers," and "Common Stock Ownership of Certain Beneficial Owners" included in the Proxy Statement for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Party Transactions" included in the Proxy Statement for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding principal accounting fees and services is contained under the caption "II. Ratification of Independent Auditors" included in the Proxy Statement for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements
          See "Item 8 -- Index to Consolidated Financial Statements"

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

(b) Reports on Form 8-K

     Current Report on Form 8-K furnished by the Company on January 5, 2004, furnishing a press release issued by the Company to announce the Company's restated results for the fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal 2004; the resignation of Executive Vice President Craig N. Cohen; and updated financial guidance for fiscal 2004.

     Current Report on Form 8-K filed by the Company on January 30, 2004, furnishing a press release issued by the Company to announce third quarter results.

     Current Report on Form 8-K filed by the Company on March 24, 2004, furnishing a press release issued by the Company to announce that it had executed a definitive agreement to purchase substantially all of the assets of the unemployment cost management and employment verification businesses of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC.

     Current Report on Form 8-K filed by the Company on April 1, 2004, furnishing a press release issued by the Company to announce that it had completed the previously announced acquisition of substantially all of the assets of the unemployment cost management and employment verification businesses of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC.

     Current Report on Form 8-K filed by the Company on April 15, 2004, disclosing the terms of the Company's acquisition of substantially all of the assets of the unemployment cost management and employment verification businesses of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC and the amended and restated loan agreement.

     Current Report on Form 8-K filed by the Company on May 13, 2004, furnishing a press release issued by the Company to announce the Company's financial results for the three months and fiscal year ending March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TALX CORPORATION

                                          By:    /s/ WILLIAM W. CANFIELD
                                            ------------------------------------
                                                    William W. Canfield
                                               Chairman, President and Chief
                                                 Executive Officer (Principal
                                                      Executive Officer)

                                          June 4, 2004

                                          By:      /s/ L. KEITH GRAVES
                                            ------------------------------------
                                                      L. Keith Graves
                                                Chief Financial Officer and
                                                Assistant Secretary (Principal
                                              Financial and Accounting Officer)

                                          June 4, 2004

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       /s/ WILLIAM W. CANFIELD               Chairman, President, Chief        June 4, 2004
--------------------------------------     Executive Officer and Director
         William W. Canfield               (Principal Executive Officer)


         /s/ L. KEITH GRAVES                  Chief Financial Officer          June 4, 2004
--------------------------------------    (Principal Financial Officer and
           L. Keith Graves                 Principal Accounting Officer)


         /s/ RICHARD F. FORD                          Director                 June 4, 2004
--------------------------------------
           Richard F. Ford


         /s/ TONY G. HOLCOMBE                         Director                 June 4, 2004
--------------------------------------
           Tony G. Holcombe


         /s/ CRAIG E. LABARGE                         Director                 June 4, 2004
--------------------------------------
           Craig E. LaBarge


         /s/ EUGENE M. TOOMBS                         Director                 June 4, 2004
--------------------------------------
           Eugene M. Toombs


         /s/ M. STEVE YOAKUM                          Director                 June 4, 2004
--------------------------------------
           M. Steve Yoakum

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
    2.1        Asset Purchase Agreement by and among TALX Corporation and
               Sheakley-Uniservice, Inc., Sheakley Interactive Services,
               LLC and Larry Sheakley incorporated by reference to Exhibit
               2.1 to our Current Report on Form 8-K filed April 15, 2004+
    2.2        Escrow Agreement by and among TALX Employer Services, LLC,
               TALX Corporation, Sheakley-Uniservice, Inc., Sheakley
               Interactive Services, LLC and LaSalle Bank National
               Association dated as of March 31, 2004 incorporated by
               reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 15, 2004
    2.3        Transition Services Agreement by and between TALX Employer
               Services, LLC, TALX Corporation, Sheakley-Uniservice, Inc.,
               Sheakley Interactive Services, LLC dated as of March 31,
               2004 by reference to Exhibit 2.3 to our Current Report on
               Form 8-K filed April 15, 2004+
    3.1        Restated Articles of Incorporation of TALX Corporation, as
               amended, incorporated by reference to Exhibit 3.1 to our
               Annual Report on Form 10-K for the year ended March 31, 1997
               (File No. 000-21465)
    3.2        Bylaws of TALX Corporation, incorporated by reference to
               Exhibit 3.2 to our Quarterly Report on Form 10-Q for the
               period ended December 31, 2001 (File No. 000-21465)
    4.1        See Exhibit 3.1
    4.2        Warrant Agreement dated as of October 22, 1996 among TALX
               Corporation, First Albany Corporation and Principal
               Financial Securities, Inc., incorporated by reference to
               Exhibit 4.2 to our Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-21465)
   10.1        Form of Incentive Stock Option Agreement, incorporated by
               reference to Exhibit 10.2 to our Registration Statement on
               Form S-1 (File No. 333-10969)++
   10.2        TALX Corporation Amended and Restated 1994 Stock Option
               Plan, incorporated by reference to Exhibit 10.2 to our
               Registration Statement on Form S-1 (File No. 333-10969)++
   10.3        Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-10969)++
   10.4        TALX Corporation Outside Directors' Stock Option Plan,
               incorporated by reference to Exhibit 10.6 to our
               Registration Statement on Form S-1 (File No. 333-10969)++
   10.4.1      Amendment to TALX Corporation Outside Directors' Stock
               Option Plan, incorporated by reference to Exhibit 10.6.1 to our Annual Report on Form 10-K for the year ended March 31,
               2001 (File No. 000-21465)++
   10.5        Form of Director Stock Option Agreement, incorporated by
               reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-21465)++
   10.6        Lease dated March 28, 1996 by and between TALX Corporation and Stephen C. Murphy, Thomas W. Holley, Arthur S. Margulis
               and Samuel B. Murphy, Trustee of the Samuel B. Murphy
               Revocable Living Trust UTA 1/9/91, dba "Adie Road
               Partnership," incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-10969)
   10.7        Lease dated August 23, 1993 by and between Prudential
               Insurance Company of America, a New Jersey corporation and
               EKI Incorporated, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1
               (File No. 333-10969)
   10.8        Amended and Restated Preferred Stock Purchase Agreement
               dated December 23, 1988 among TALX Corporation, MiTek
               Industries, Inc., Intech Group, Inc., Gateway Venture,
               Zinsmeyer Trusts Partnership, and Missouri Venture Partners,
               L.P., incorporated by reference to Exhibit 10.13 to
               Amendment No. 1 to our Registration Statement on Form S-1
               (File No. 333-10969)
   10.9        Securities Purchase Agreement dated November 28, 1990 among
               TALX Corporation, MiTek Industries, Inc., Intech Group,
               Inc., Gateway Venture Partners II, L.P. and Zinsmeyer Trusts
               Partnership, incorporated by reference to Exhibit 10.14 to
               Amendment No. 1 to our Registration Statement on Form S-1
               (File No. 333-10969)

EXHIBIT NO.
-----------
   10.10       Amendment and Waiver Agreement dated as of July 28, 1996
               between TALX Corporation, Intech Group, Inc., Intech
               Partners, L.P., MiTek Industries, Inc., Gateway Venture
               Partners II, L.P., Zinsmeyer Trusts Partnership and the
               Missouri State Employee's Retirement System, incorporated by reference to Exhibit 10.15 to our Registration Statement on
               Form S-1 (File No. 333-10969)
   10.11       Debenture Purchase Agreement dated May 11, 1990 among TALX
               Corporation, Intech Group, Inc., MiTek Industries, Inc.,
               Gateway Venture Partners II, L.P., Zinsmeyer Trusts
               Partnership, H. Richard and Gloria Grodsky, W. Gary and
               Debra Lowe, Michael and Della Smith and John E. and Janet B.
               Tubbesing, incorporated by reference to Exhibit 10.19 to our
               Registration Statement on Form S-1 (File No. 333-10969)
   10.12       Employment Agreement between TALX Corporation and Mr.
               Canfield, incorporated by reference to Exhibit 10.21 to
               Amendment No. 2 to our Registration Statement on Form S-1
               (File No. 333-10969)++
   10.13       Employment Agreement between TALX Corporation and Mr. Smith, incorporated by reference to Exhibit 10.23 to Amendment No.
               2 to our Registration Statement on Form S-1 (File No.
               333-10969)++
   10.14       Employment Agreement between TALX Corporation and Mr. Cohen, incorporated by reference to Exhibit 10.14 to our Annual
               Report on Form 10-K filed July 1, 2002++
   10.15       Agreement dated December 31, 2003 by and between TALX
               Corporation and Craig N. Cohen, incorporated by reference to
               Exhibit 10.1 to our Quarterly Report on Form 10-Q for the
               quarter ended December 31, 2003 (File No. 000-21465)++
   10.16       Employment Agreement between TALX Corporation and L. Keith
               Graves, incorporated by reference to Exhibit 10.32 to our
               original Annual Report on Form 10-K for the period ended
               March 31, 2003 (File No. 000-21465)++
   10.17       Employment Agreement between TALX Corporation and Stephen E.
               Hoffmann, incorporated by reference to Exhibit 10.1 to our
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               2003 (File No. 000-21465)++
   10.18       Separation Agreement And Release dated as of June 2, 2004, by and among Stephen E. Hoffmann, TALX UCM Services, Inc.
               and TALX Corporation.++
   10.19       License Agreement by and between A2D, L.P. and TALX
               Corporation, dated as of April 1, 2001, incorporated by
               reference to exhibit 10.26 to our Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-21465)*
   10.20       Form of Warrant to Purchase Common Stock dated as of May 7,
               1999 issued by TALX Corporation to AGE Investments, Inc.,
               incorporated by reference to Exhibit 10.1 to our
               Registration Statement on Form S-3 (File No. 333-63690)
   10.21       Lease Services Agreement by and between Gates, McDonald &
               Company and Garcia Acquisition Sub, Inc. dated as of March
               27, 2002, incorporated by reference to Exhibit 2.5 to our
               Current Report on Form 8-K filed April 15, 2002
   10.22       Employee Services Agreement by and between Nationwide Mutual
               Insurance Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed April 2, 2002
   10.23       Master Transition Services Agreement by and between Gates,
               McDonald & Company and Garcia Acquisition Sub, Inc. dated as of March 27, 2002, incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed April 2, 2002
   10.24       Amended and Restated Loan Agreement among LaSalle Bank
               National Association, as Administrative Agent, and TALX
               Corporation dated as of March 31, 2004 incorporated by
               reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 15, 2004*
   10.25       Guaranty executed and delivered by TALX Employer Services in favor of LaSalle Bank National Association, as
               Administrative Agent, dated as of March 31, 2004
               incorporated by reference to Exhibit 10.1 to our Current
               Report on Form 8-K filed April 15, 2004
   10.26       Security Agreement executed and delivered by TALX Employer
               Services in favor of LaSalle Bank National Association, as
               Administrative Agent, dated as of March 31, 2004
               incorporated by reference to Exhibit 10.2 to our Current
               Report on Form 8-K filed April 15, 2004

EXHIBIT NO.
-----------
   10.27       Collateral Assignment of Membership Interest in TALX
               Employer Services, LLC executed and delivered by TALX
               Corporation in favor of LaSalle Bank National Association, as Administrative Agent, dated as of March 31, 2004.
               incorporated by reference to Exhibit 10.3 to our Current
               Report on Form 8-K filed April 15, 2004
   10.28       Intellectual Property License Agreement by and between
               Gates, McDonald & Company and Garcia Acquisition Sub, Inc.
               dated as of March 27, 2002, incorporated by reference to
               Exhibit 2.8 to our Current Report on Form 8-K filed April 2,
               2002
   10.29       TALX Corporation 2004-2006 Long-Term Incentive Plan,
               incorporated by reference to Exhibit 10.1 to our Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2003
               (File No. 000-21465)++
   10.30       First Amendment to and Complete Restatement of Split-Dollar
               Agreements and Related Insurance Agreements, dated March 31,
               1999, by and among TALX Corporation, William W. Canfield,
               and Thomas M. Canfield and James W. Canfield, Trustees of
               the Canfield Family Irrevocable Insurance Trust U/A March
               31, 1993, incorporated by reference to Exhibit 10.2 to our
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003 (File No. 000-21465)++
   11.1        Statement regarding computation of Per Share Earnings
   21.1        Subsidiaries of TALX Corporation, incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed July
               1, 2002
   23.1        Consent of KPMG LLP
   31.1        Chief Executive Officer Certification pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.
   31.2        Chief Financial Officer Certification pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.
   32.1        Chief Executive Officer Certification pursuant to Rule
               13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
   32.2        Chief Financial Officer Certification pursuant to Rule
               13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

---------------

 + TALX Corporation undertakes to furnish supplementally a copy of any schedule to the Securities Exchange Commission upon request.

++ Represents management contract or compensatory plan or arrangement.

 * Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.