Form 10-Q
period 2004-06-30
TALX CORP
filed 2004-08-09
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2004 or

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

As of July 29, 2004 there were 13,734,991 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Registrant.

Exhibit Index is on page 29.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

           Consolidated Balance Sheets as of March 31, 2004 and June 30, 2004.....................      3

           Consolidated Statements of Earnings for the Three Months Ended
           June 30, 2003 and 2004.................................................................      4

           Consolidated Statements of Cash Flows for the Three Months Ended
           June 30, 2003 and 2004.................................................................      5

           Notes to Unaudited Consolidated Financial Statements...................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....     16

Item 3. Quantitative and Qualitative Disclosures about Market Risk................................     25

Item 4. Controls and Procedures...................................................................     25

                                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................     27

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..........     27

Item 6. Exhibits and Reports on Form 8-K..........................................................     27

Signatures  ......................................................................................     28

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                  MARCH 31,         JUNE 30,
                                                                                    2004             2004
                                                                                 ------------     ------------
                                                                                                   (UNAUDITED)
                                             ASSETS

Current assets:
    Cash and cash equivalents                                                    $      8,568     $      5,795
    Short term investments                                                              1,475            1,475
    Accounts receivable, net                                                           15,456           17,893
    Work in progress, less progress billings                                            1,714            2,040
    Prepaid expenses and other current assets                                          10,406            5,110
    Deferred tax assets, net                                                               30                -
                                                                                 ------------     ------------
       Total current assets                                                            37,649           32,313
Restricted cash                                                                        38,645                -
Property and equipment, net                                                             8,966           10,424
Capitalized software development costs, net                                             3,186            3,104
Goodwill                                                                              106,739          124,118
Other intangibles, net                                                                 17,387           39,485
Other assets                                                                            1,418            1,403
                                                                                 ------------     ------------
                                                                                 $    213,990     $    210,847
                                                                                 ============     ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $      1,374     $      1,669
    Accrued expenses and other current liabilities                                     16,794           12,927
    Dividends payable                                                                     682              685
    Current portion of long term debt                                                  10,000           10,000
    Deferred tax liabilities, net                                                           -              112
    Deferred revenue                                                                    2,803            4,580
                                                                                 ------------     ------------
       Total current liabilities                                                       31,653           29,973
Deferred tax liabilities, net                                                           5,912            6,473
Long term debt, less current portion                                                   40,000           37,500
Other non-current liabilities                                                           2,608            2,647
                                                                                 ------------     ------------
       Total liabilities                                                               80,173           76,593
                                                                                 ------------     ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and no
       shares issued or outstanding at March 31, 2004 and June 30, 2004                     -                -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued
       13,948,542 shares at March 31, 2004 and June 30, 2004                              140              140
    Additional paid-in capital                                                        163,190          163,395
    Accumulated deficit                                                               (25,536)         (25,964)
    Accumulated other comprehensive income:
       Unrealized loss on interest rate swap contract, net of tax of $33
            at March 31, 2004 and $75 at June 30, 2004                                    (51)            (115)
    Treasury stock, at cost, 301,041 shares at March 31, 2004 and
       244,172 shares at June 30, 2004                                                 (3,926)          (3,202)
                                                                                 ------------     ------------
          Total shareholders' equity                                                  133,817          134,254
                                                                                 ------------     ------------
                                                                                 $    213,990     $    210,847
                                                                                 ============     ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                           THREE MONTHS ENDED JUNE 30,
                                                          -----------------------------
                                                              2003             2004
                                                          ------------     ------------
Revenues:
    The Work Number services                              $     10,943     $     14,417
    Unemployment cost management services                       18,183           20,900
    Maintenance and support                                      1,015              744
                                                          ------------     ------------
       Total revenues                                           30,141           36,061
                                                          ------------     ------------
Cost of revenues:
    The Work Number services                                     3,333            4,192
    Unemployment cost management services                        9,723           11,134
    Maintenance and support                                        332              232
                                                          ------------     ------------
       Total cost of revenues                                   13,388           15,558
                                                          ------------     ------------
       Gross margin                                             16,753           20,503
                                                          ------------     ------------
Operating expenses:
    Selling and marketing                                        6,027            7,020
    General and administrative                                   6,017            7,670
                                                          ------------     ------------
       Total operating expenses                                 12,044           14,690
                                                          ------------     ------------
       Operating income                                          4,709            5,813
                                                          ------------     ------------
Other income (expense), net:
    Interest income                                                 23               23
    Interest expense                                              (295)            (549)
    Reserve for contingent claim                                     -           (3,000)
    Other, net                                                       3                -
                                                          ------------     ------------
       Total other income (expense), net                          (269)          (3,526)
                                                          ------------     ------------
       Earnings from continuing operations before
          income tax expense                                     4,440            2,287
Income tax expense                                               1,709            2,089
                                                          ------------     ------------
       Earnings from continuing operations                       2,731              198
Discontinued operations, net of income taxes:
    Earnings (loss) from discontinued operations, net               80              (16)
    Gain on disposal of discontinued operations, net                 -              174
                                                          ------------     ------------
       Earnings from discontinued operations                        80              158
                                                          ------------     ------------
Net earnings                                              $      2,811     $        356
                                                          ============     ============

Basic earnings per share:
    Continuing operations                                 $       0.20     $       0.02
    Discontinued operations                                       0.01             0.01
                                                          ------------     ------------
       Net earnings                                       $       0.21     $       0.03
                                                          ============     ============

Diluted earnings per share:
    Continuing operations                                 $       0.19     $       0.01
    Discontinued operations                                       0.01             0.01
                                                          ------------     ------------
       Net earnings                                       $       0.20     $       0.02
                                                          ============     ============

Weighted average number of shares outstanding - basic       13,507,758       13,669,955
                                                          ============     ============
Weighted average number of shares outstanding - diluted     14,023,878       14,377,849
                                                          ============     ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                 -----------------------------
                                                                                     2003             2004
                                                                                 ------------     ------------
Cash flows from operating activities:
    Net earnings                                                                 $      2,811     $        356
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                                 2,036            2,500
          Deferred taxes                                                                  445              703
          Net assets of business held for sale                                           (123)               -
          Change in assets and liabilities, excluding those acquired:
             Accounts receivable, net                                                   1,388           (1,367)
             Work in progress, less progress billings                                  (1,037)            (326)
             Prepaid expenses and other current assets                                   (600)           5,547
             Other assets                                                                  (2)              28
             Accounts payable                                                             (27)             295
             Accrued expenses and other current liabilities                            (1,033)          (4,346)
             Deferred revenue                                                            (861)            (143)
             Other non-current liabilities                                                 22              (14)
                                                                                 ------------     ------------
                Net cash provided by operating activities                               3,019            3,233
                                                                                 ------------     ------------
Cash flows from investing activities:
    Additions to property and equipment                                                (1,023)          (2,070)
    Decrease in restricted cash                                                             -           38,645
    Acquisitions, net of cash received                                                      -          (39,851)
    Deposit associated with acquisition                                                (1,596)               -
    Purchases of short-term investments                                                (3,975)               -
    Proceeds from sale of short-term investments                                        1,700                -
    Capitalized software development costs                                               (266)            (378)
                                                                                 ------------     ------------
                Net cash used in investing activities                                  (5,160)          (3,654)
                                                                                 ------------     ------------
Cash flows from financing activities:
    Issuance of common stock                                                              499              830
    Purchase of common stock                                                           (1,795)               -
    Repayments under long-term debt facility                                           (2,500)          (2,500)
    Dividends paid                                                                       (542)            (682)
                                                                                 ------------     ------------
                Net cash used in financing activities                                  (4,338)          (2,352)
                                                                                 ------------     ------------
                Net decrease in cash and cash equivalents                              (6,479)          (2,773)
Cash and cash equivalents at beginning of period                                        9,409            8,568
                                                                                 ------------     ------------
Cash and cash equivalents at end of period                                       $      2,930     $      5,795
                                                                                 ============     ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2004 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2004. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2004.

NOTE 2 - EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

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

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                   ----------------------------
                                                                                       2003             2004
                                                                                   -----------     ------------
BASIC EARNINGS PER SHARE:
Net earnings:
   Continuing operations...................................................        $ 2,731,000     $    198,000
   Discontinued operations.................................................             80,000          158,000
                                                                                   -----------     ------------
     Net earnings..........................................................        $ 2,811,000     $    356,000
                                                                                   ===========     ============

Weighted average number of common shares outstanding.......................         13,948,542       13,948,542
Less: weighted average number of treasury shares...........................           (440,784)        (278,587)
                                                                                   -----------     ------------
   Weighted average number of common and common
     equivalent shares outstanding.........................................         13,507,758       13,669,955
                                                                                   ===========     ============

Basic earnings per common share:
   Continuing operations...................................................        $      0.20     $       0.02
   Discontinued operations.................................................               0.01             0.01
                                                                                   -----------     ------------
     Net earnings.........................................................         $      0.21     $       0.03
                                                                                   ===========     ============

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                           ------------------------------
                                                                               2003              2004
                                                                           ------------      ------------
DILUTED EARNINGS PER SHARE:
Net earnings:
   Continuing operations .............................................     $  2,731,000      $    198,000
   Discontinued operations ...........................................           80,000           158,000
                                                                           ------------      ------------
      Net earnings ...................................................     $  2,811,000      $    356,000
                                                                           ============      ============

Weighted average number of common shares outstanding .................       13,948,542        13,948,542
Weighted average of shares issuable under employee
   stock plans .......................................................           15,100             9,308
Dilutive effect of the exercise of stock options .....................          469,232           662,511
Dilutive effect of the exercise of warrants ..........................           31,788            36,075
Less: weighted average number of treasury shares .....................         (440,784)         (278,587)
                                                                           ------------      ------------
   Weighted average number of common and common
      equivalent shares outstanding ..................................       14,023,878        14,377,849
                                                                           ============      ============

Diluted earnings per common share:
   Continuing operations .............................................     $       0.19      $       0.01
   Discontinued operations ...........................................             0.01              0.01
                                                                           ------------      ------------
      Net earnings ...................................................     $       0.20      $       0.02
                                                                           ============      ============

We have historically accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

Since all of our options are granted with an option price equal to the market price at the time of grant, we have not recognized any stock-based employee compensation cost under our stock option plans. SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. Compensation cost is calculated on a straight line basis. The following table presents our net earnings and earnings per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the periods presented:

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                           -------------------------------------
                                                                                 2003                  2004
                                                                           ---------------       ---------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, as reported ............................................     $         2,811       $           356
Stock-based employee compensation cost, net of taxes .................                 408                   444
                                                                           ---------------       ---------------
   Net earnings, pro forma ...........................................     $         2,403       $           (88)
                                                                           ===============       ===============

Basic earnings per share:
   As reported .......................................................     $          0.21       $          0.03
                                                                           ===============       ===============
   Pro forma .........................................................     $          0.18       $         (0.01)
                                                                           ===============       ===============

Diluted earnings per share:
   As reported .......................................................     $          0.20       $          0.02
                                                                           ===============       ===============
   Pro forma .........................................................     $          0.17       $         (0.01)
                                                                           ===============       ===============

The full impact of calculating compensation cost for stock options under SFAS No. 123 was not reflected in the determination of the impact, because compensation cost is reflected over the options' vesting period of six to ten years and compensation cost for options granted prior to April 1, 1995 is not considered. The fair value of option grants for the three month period ended June 30, 2003 and June 30, 2004 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 80% and 65% for the three month periods ended June 30, 2003 and June 30, 2004, respectively; risk-free interest rate of 3.25% and 3.75% for the three month period ended June 30, 2003 and June 30, 2004, respectively; expected life of 7.5 years and 7.0 years for the three month periods ended June 30, 2003 and June 30, 2004, respectively; and an expected dividend yield of 0.90% for the three month periods ended June 30, 2003 and June 30, 2004

NOTE 3 - RECLASSIFICATIONS

Certain balances as of March 31, 2004 have been reclassified to conform with the current period presentation.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2003 and 2004 was $2.8 million and $292,000, respectively. The difference between comprehensive income and net income arose from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $796,000 and $940,000 for the three months ended June 30, 2003 and 2004, respectively. Cash paid for interest totaled $271,000 and $520,000 for the three months ended June 30, 2003 and 2004, respectively.

We declared a $0.05 per share cash dividend, totaling $685,000, on May 27, 2004. The dividend was payable July 16, 2004 to shareholders of record on June 18, 2004.

NOTE 6 - ACQUISITION

Effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening businesses (collectively, the "Sheakley Business") of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, for approximately $40 million, including transaction costs, subject to certain post-closing adjustments. The purchase price was determined based on arms'-length negotiations and was paid in cash. In order to finance the acquisition, we borrowed approximately $40 million under our Term Loan A, as further discussed in Note 8 below. As a result of this transaction, the Sheakley Business was consolidated with TALX effective April 1, 2004.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the acquired Sheakley Business as of April 1, 2004, the effective date of the acquisition.

                                                            (IN THOUSANDS)
Accounts receivable, net..............................      $        1,304
Other current assets..................................                  17
Property and equipment, net...........................                 665
Goodwill and intangible assets........................              40,193
Other non-current assets..............................                  75
                                                            --------------
   Total assets acquired..............................              42,254
                                                            --------------

Deferred revenue......................................               1,920
Current liabilities...................................                 393
Other non-current liabilities.........................                  53
                                                            --------------
   Total liabilities assumed..........................               2,366
                                                            --------------

   Net assets acquired................................      $       39,888
                                                            ==============

The table below reflects unaudited pro forma combined results of TALX and the Business as if the acquisition had occurred on April 1, 2003:

                                              THREE MONTHS ENDED JUNE 30,
                                           ---------------------------------
                                              2003                   2004
                                           ----------             ----------
                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues.................................  $   35,393             $   36,061
Net earnings.............................       3,371                    356
Basic earnings per share.................        0.25                   0.03
Diluted earnings per share...............        0.24                   0.02

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2004.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisitions of the Sheakley Business, as discussed in
Note 6 above; Ti3, Inc.; the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; and James E. Frick, Inc., d/b/a The Frick Company, TALX acquired certain identifiable intangible assets. These assets were recorded in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."

Effective April 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2003 and determined that no impairment existed.

The following table summarizes goodwill and other intangible asset activity for the three months ended June 30, 2004 (dollars in thousands).

                                                                                     OTHER INTANGIBLE ASSETS
                                                                    ----------------------------------------------------------
                                                                      CUSTOMER        CUSTOMER
                                                       GOODWILL     RELATIONSHIPS     RECORDS      NON-COMPETE       TOTAL
                                                     ------------   -------------   ------------   ------------   ------------
GROSS CARRYING VALUES:
    March 31, 2004 ...............................   $    106,739   $      17,838   $      2,184   $        212   $     20,234
      Acquisition of the Business ................         17,393          22,100             --            700         22,800
      Adjustment of prior acquisition costs ......            (14)             --             --             --             --
                                                     ------------   -------------   ------------   ------------   ------------
    June 30, 2004 ................................   $    124,118   $      39,938   $      2,184   $        912   $     43,034
                                                     ============   =============   ============   ============   ============

ACCUMULATED AMORTIZATION:
    March 31, 2004 ...............................   $         --   $       2,415   $        293   $        139   $      2,847
      Amortization ...............................             --             627             36             39            702
                                                     ------------   -------------   ------------   ------------   ------------
    June 30, 2004 ................................   $         --   $       3,042   $        329   $        178   $      3,549
                                                     ============   =============   ============   ============   ============

Weighted average lives (in years) ................                          16.04          15.00           8.26          15.82
                                                                    =============   ============   ============   ============

Amortization of other intangible assets was $702,000 for the three months ended June 30, 2004 and is projected to be $2.8 million for the fiscal year ended March 31, 2005 and $2.7 million for each of the fiscal years ended March 31, 2006 through 2009.

NOTE 8 - LONG-TERM DEBT

In connection with the acquisitions of The Frick Company and the GM Unemployment Compensation Business, on March 27, 2002, pursuant to a loan agreement dated as of March 27, 2002, we obtained secured financing consisting of a $30.0 million term loan (the "2002 Term Loan") and a $10.0 million revolving credit facility (the "2002 Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, as lender (collectively, the "2002 Lenders"). We used the proceeds of the 2002 Term Loan to pay a portion of the purchase price for the acquisitions; however, we did not borrow under the 2002 Revolving Credit Facility. This facility was repaid on March 31, 2004 with proceeds from our amended and restated loan agreement, as described below.

In connection with the acquisition of certain businesses of Sheakley-Uniservice, Inc., we entered into an amended and restated loan agreement dated as of March 31, 2004, (the "Loan Agreement"). Pursuant to the Loan Agreement, we obtained secured financing consisting of a $58.0 million term loan (the "Term Loan A"), a $10.0 million term loan (the "Term Loan B") and a $15.0 million revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent and lender, and Southwest Bank of St. Louis, National City Bank of Michigan/Illinois, Fifth Third Bank and Merrill Lynch Business Financial Services, Inc., as lenders, and any other lenders that may become party to the Loan Agreement (collectively, the "Lenders"). We borrowed $50.0 million of Term Loan A and utilized the proceeds of such borrowing to pay the purchase price for the acquisition and to refinance the outstanding balance of our previous credit facility. We have not borrowed under the Revolving Credit Facility or under Term Loan B.

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

The Term Loans and advances under the Revolving Credit Facility bear interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. The applicable margin for eurodollar rate loans under the Revolving Credit Facility and Term Loan A will vary from 1.75% to 3.25%, and the applicable margin for base rate loans under the Revolving Credit Facility and Term Loan A will be either 0.00% or 0.25% in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). The applicable margin for Eurodollar rate loans under Term Loan B will vary from 2.25% to 3.75%, and the applicable margin for base rate loans under Term Loan B will be either 0.50% or 0.75%, in each case based upon our ratio of total indebtedness to EBITDA. We may make prepayments under the Term Loans and the Revolving Credit Facility without penalty.

The Loan Agreement is secured by pledges of our stock and membership interests in, and guarantees of, our subsidiaries and security interests in substantially all the assets of us and of our subsidiaries.

The Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of the loans made under the Loan Agreement, as described above. The Loan Agreement also requires compliance with certain financial covenants based on our minimum net worth, minimum EBITDA, our ratio of total indebtedness to

EBITDA and our ratio of EBITDA to fixed charges. The Loan Agreement further requires compliance with certain operating and other covenants which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries, the amount of capital expenditures to be made by us and our subsidiaries, sales of assets and mergers and dissolutions, and impose restrictions on distributions to shareholders, change of control of us, investments, acquisitions and liens, and which require compliance, in all material respects, with material laws. The Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of five cents per share per calendar quarter, up to a maximum of $3.5 million per fiscal year so long as we are not in default at the time of the declaration. The Loan Agreement also contains various representations and warranties, including, among others, representations regarding the accuracy of financial statements and other information delivered to the Lenders and the absence of changes which would have or would reasonably be likely to have a material adverse effect (as customarily included in secured credit facilities of this nature).

As discussed in Note 10 below, the SEC is investigating certain of our prior financial statements, which have previously been restated. We have been in discussions with the SEC regarding a potential settlement. Current discussions with the staff have resulted in a range of potential settlement for up to $3.0 million. We have recorded a reserve of $3.0 million in the first quarter of fiscal year 2005, which represents the maximum of the estimated range. This charge has been included in "other income (expense), net" in the consolidated statement of earnings for the quarter ended June 30, 2004. Due to the inherent uncertainties of matters of this nature, we cannot accurately predict the ultimate outcome of the SEC investigation. If we are not able to reach a settlement, the SEC could initiate regulatory proceedings or an enforcement action against us. An unfavorable outcome could trigger an event of default under our Loan Agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENT

We have entered into two interest rate swap agreements designed to effectively fix the interest rate on $23.5 million of borrowings under our $47.5 million borrowed under Term Loan A. Under these agreements, we pay a fixed rate of 3.45% as to $4.5 million of borrowings and 3.72% as to $19.0 million of borrowings and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on Term Loan A. All payment dates and maturity dates are the same as our term loan.

The interest rate swaps and related gains and losses arising on the contracts are accounted for as cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Specifically, changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed.

As of June 30, 2004, the fair value of the interest rate swaps in the amount of $190,000 is included in accrued expenses and other liabilities.

We do not use financial instruments for trading or speculative purposes.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On May 29, 2003, plaintiffs in the several pending securities lawsuits filed an Amended Consolidated Complaint ("Amended Complaint"). The Amended Complaint amends the original Complaint by adding allegations pertaining to our December 2002 restatement of financials and expanding the Putative Class Period to include all persons who purchased or otherwise acquired shares of our common stock between April 25, 2001 and November 14, 2002 ("Amended Putative Class Period"). The Amended Complaint alleges, among other things, that certain statements in the registration statement and prospectus for our August 2001 secondary common stock offering, as well as other statements made by us and/or the Individual Defendants during the Amended Putative Class Period, were materially false and misleading because we capitalized instead of expensed $1.6 million related to a patent technology license agreement executed in March 2001; expensed approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001; improperly recognized revenue and expenses during the Amended Putative Class Period; and miscalculated diluted earnings per share during the Amended Putative Class Period. All of these matters were the subject of our 2002 restatement of financials described in our Form 10-K/A for the year ended March 31, 2002. The Amended Complaint also alleges, as did the original Complaint, that we did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The Amended Complaint seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper. On July 30, 2003, the defendants filed a motion to dismiss the Amended Complaint. On September 26, 2003, plaintiffs filed their opposition to the motion to dismiss. On October 29, 2003, defendants filed their reply in support of the motion to dismiss. The Court has not ruled on the motion.

On May 5, 2004 we reached an agreement with the plaintiffs to settle all pending class action lawsuits. The settlement called for payment of $5.75 million, which was made by our insurance carriers and did not impact earnings. As of the year ended March 31, 2004 we recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owed under the settlement agreement. Additionally, we recorded $5.75 million in prepaid expenses and other current assets representing the amount we expected to receive from our insurance companies. On May 28, 2004, we received $5.75 from our insurance companies, and on June 1, 2004, we paid the $5.75 million settlement. The agreement is subject to certain conditions, including judicial approval, and a potential additional payment depending on the amount of certain claims. We believe that any additional payment, if required, would not be material. However, our expectations are subject to the risks that the court will not approve our class action settlement, that claimants request exclusion from the settlement that hold a larger than anticipated number of shares, or that the claims analysis on which we relied is inaccurate, and a larger than expected number of claims is submitted which could require us to make an additional payment. On May 24, 2004, the court entered an order preliminarily approving the settlement and setting October 6, 2004 as the date for a hearing on final approval of the settlement. Notice of the settlement has been given to class members, and they have an opportunity to opt out or to file objections to the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation if the settlement is not approved by the court. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who has resigned from the Company) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our prior restatement, as disclosed in our Annual Report on Form 10-K/A for the year ended March 31, 2002. We and the individuals have filed separate responses to the Wells letter. Since the time of the Wells submissions, the Commission is continuing its investigation of our accounting for certain items, including those which were the subject of the restatements discussed in our Annual Report on Form 10-K for the year ended March 31, 2004. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against us and/or the individuals.

We have been in discussions with the SEC regarding a potential settlement. Current discussions with the staff have resulted in a range of potential settlement for up to $3.0 million. We have recorded a reserve of $3.0 million in the first quarter of fiscal year 2005, which represents the maximum of the estimated range. This charge has been included in "other income (expense), net" in the consolidated statement of earnings for the quarter ended June 30, 2004. Due to the inherent uncertainties of matters of this nature, we cannot accurately predict the ultimate outcome of the SEC investigation. If we are not able to reach a settlement, the SEC could initiate regulatory proceedings or an enforcement action against us. An unfavorable outcome could trigger an event of default under our Loan Agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations.

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

NOTE 11 - DISCONTINUED OPERATIONS

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

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc. and as of July 21, 2004 we had received $1.3 million of principal and $113,000 of interest payments in connection with the note.

All assets and liabilities of this business, both the portion of the business transferred under contract to Workscape, Inc. (approximately 90% of the assets) and the portion that has not yet been sold, along with related transaction costs, were recorded on our consolidated balance sheet as net assets of business held for sale. We first recorded cash received under the asset purchase agreement to reduce the recorded value of net assets of business held for sale. All future cash received under the asset purchase agreement will be recorded as a gain on the sale of the business.

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

The results of operations for this business for the three months ended June 30, 2003 and 2004 were as follows:

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                         2003           2004
                                                     ------------   ------------
                                                           (IN THOUSANDS)
Revenues .........................................   $         --   $         --
                                                     ============   ============

Earnings from discontinued operations ............            130            (27)
Gain on disposal of discontinued operations ......             --            288
                                                     ------------   ------------
   Earnings from discontinued operations .........            130            261
Income tax expense ...............................             50            103
                                                     ------------   ------------
   Net earnings from discontinued operations .....   $         80   $        158
                                                     ============   ============

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2004.

OVERVIEW

We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing human resources/payroll business process outsourcing. Our services use web access, interactive voice response, fax and other technologies to enable mortgage lenders, pre-employment screening companies, employees, employers and other authorized users to obtain employee human resources and payroll information and allow employees and their managers to review and modify information in the human resources and payroll management information systems on a self-service basis. Further, we provide unemployment insurance claims processing and unemployment tax planning and management services to a broad range of employers. We typically serve large organizations, including approximately two-thirds of Fortune 500 companies and a number of federal, state and local government agencies. Our strategy is to position TALX with a suite of services that either deliver or use payroll data. We describe these services as payroll-data-centric, and we believe that we are well-positioned in the market with those capabilities. We interact with various payroll systems and payroll services, but are virtually independent of the payroll solutions our clients select.

As discussed in Note 6 to Notes to Unaudited Consolidated Financial Statements, effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC.

We recognized first quarter fiscal 2005 revenues of $36.1 million, a 19.6% increase over the $30.1 million in revenue reported in the comparable period in fiscal 2004. The Work Number services revenue increased 31.7% as compared to the comparable period in fiscal 2004, while revenues in our unemployment cost management services business increased 14.9% compared to the comparable period. Our gross margin grew to $20.5 million, or 56.9% of revenues, compared to $16.8 million, or 55.6% of revenues, in the comparable period in fiscal 2004. Earnings from continuing operations were $198,000, or 1 cent per diluted share, including a $3.0 million non-operating charge related to a potential SEC settlement. Excluding this non-operating charge, earnings from continuing operations would have been $3.2 million, or 22 cents per diluted share, compared to $2.7 million, or 19 cents per diluted share in the first quarter of fiscal 2004. See "Non-GAAP Financial Measures" below for a reconciliation of differences from the comparable GAAP measure.

Our financial results as presented in this Quarterly Report on Form 10-Q differ from those presented in our press release dated July 28, 2004. Revenues attributable to The Work Number services and to unemployment cost management services, as reported herein, are $600,000 higher and $600,000 lower, respectively, than those reported in our July 28, 2004 press release. In our consolidated balance sheet, work in progress and deferred revenue as reported herein are each $600,000 higher than in our press release dated July 28, 2004. This change had no impact on our total revenues, our overall gross margin or our earnings from continuing operations.

SERVICES AND PRODUCTS

Our services and products fall within three general categories: The Work Number services, unemployment cost management services and maintenance and support related to our former customer premises systems business. We discontinued the operation of our human resources and benefits application services business in the first fiscal quarter of 2004, retaining certain contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned within the next 6 months. See Note 11 in our Notes to Unaudited Consolidated Financial Statements for more information regarding this business.

      THE WORK NUMBER SERVICES

The Work Number. Mortgage lenders, pre-employment screeners, credit issuers, collection agencies, social service agencies and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages they will purchase. The Work Number is an outsourced service that enables employers to direct the third-party verifier to our website or to a toll free telephone number to confirm the employee's employment status and income for the past three years. Prior to February 2004, verifiers could also access this information through a 1-900 telephone number through AT&T. AT&T discontinued providing 1-900 services during February 2004. Prior to this discontinuation, we moved the majority of 1-900 users to alternative methods of accessing the service. Subsequent to February, we established a new 1-900 service with MCI for the small customer base that prefers the 1-900 number method of access.

We generate substantially all of The Work Number revenues from transaction-based fees charged to mortgage lenders, pre-employment screeners, credit issuers, collection agencies, social service agencies and other information verifiers for verification of income and employment information. Revenue is recognized on these transaction-based fees in the period that the transactions occur and are billed. We also generate revenues from employer data conversion, employer transaction fees and ongoing maintenance fees, and record this revenue on a monthly basis as billed. Lastly, we derive revenues from one-time up-front set-up fees. These fees are recognized as revenue on a straight-line basis over the initial contract period, beginning on the date the client is live on our system.

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

ePayroll. ePayroll is another outsourcing service we offer to existing clients of The Work Number and other large employers. ePayroll is a suite of payroll self-service applications that enables employees, via the Internet or by telephone, to receive pay statement information, to access current and historical payroll information, to review and change direct deposit account information, and to review and change W-4 information. Additionally, during fiscal year 2004, ePayroll was expanded to allow employees to enroll in selected paycard services chosen by their employer, which allows employers to eliminate paper checks and employees to receive their payroll through direct deposits to their paycard.

We charge ePayroll clients on a per-employee per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts. Revenue for the initial setup fees is recognized on a straight-line basis over the initial contract period, beginning with the date the client is live on our system. Per-employee, per-month fees are recognized as revenue in the months billed.

FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the web and are used by large employers and the temporary staffing industry. FasTime clients are billed for initial set-up fees, monthly maintenance fees and per transaction fees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period for set-up and maintenance fees and as services are performed for transaction-based fees.

HireXpress. The HireXpress product was added to our portfolio through our acquisition of the businesses from Sheakley-Uniservice, Inc., as noted above. HireXpress is a service that is designed to electronically provide clients a steady stream of job candidates believed to be qualified who provide their responses to job requirements over the web or telephone. Using HireXpress, employers can specify job requirements, screen potential workers, schedule candidate interviews, capture candidate responses, and maintain all required documentation. We believe this service is particularly valuable to our clients in high turnover industries. HireXpress clients are billed for initial set-up fees and per transaction fees. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period for set-up fees and as services are performed for transaction-based fees.

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

We charge clients fees pursuant to multi-year contracts, generally billed monthly or quarterly. Many contracts allow for additional charges if transaction activity exceeds a certain threshold. Some unemployment tax planning contracts call for contingent fees based upon actual tax savings realized. Revenues from UC eXpress are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue which is contingent upon achieving certain performance criteria, including our hiring tax credit consulting and administration business, is recognized when those criteria are met.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. See Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2004 for a discussion of these estimates and judgments.

FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:

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

See Item 1 "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2004, for a more detailed description of many of these and other risk factors. You should read this report and the risk factors in our Annual Report on Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated:

                                                                                           PERCENTAGE CHANGE
                                                         THREE MONTHS ENDED JUNE 30,       THREE MONTHS ENDED
                                                       ------------------------------            JUNE 30,
                                                           2003              2004            2004 OVER 2003
                                                       ------------      ------------      ------------------
                                                                        (IN THOUSANDS)
                                                                          (UNAUDITED)
REVENUES AND GROSS MARGIN:
Revenues:
   The Work Number services ......................     $     10,943      $     14,417              31.7%
   Unemployment cost management services .........           18,183            20,900              14.9
   Maintenance and support .......................            1,015               744             (26.7)
                                                       ------------      ------------
      Total revenues .............................     $     30,141      $     36,061              19.6
                                                       ============      ============
Gross margin:
   The Work Number services ......................     $      7,610      $     10,225              34.4%
   Unemployment cost management services .........            8,460             9,766              15.4
   Maintenance and support .......................              683               512             (25.0)
                                                       ------------      ------------
      Total gross margin .........................     $     16,753      $     20,503              22.4
                                                       ============      ============

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services .........................             69.5%             70.9%
Unemployment cost management services ............             46.5              46.7
Maintenance and support ..........................             67.3              68.8

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services ......................             36.3%             40.0%             31.7%
   Unemployment cost management services .........             60.3              58.0              14.9
   Maintenance and support .......................              3.4               2.0             (26.7)
                                                       ------------      ------------
      Total revenues .............................            100.0             100.0              19.6
Cost of revenues .................................             44.4              43.1              16.2
                                                       ------------      ------------
Gross margin .....................................             55.6              56.9              22.4
                                                       ------------      ------------
Operating expenses:
   Selling and marketing .........................             20.0              19.5              16.5
   General and administrative ....................             20.0              21.3              27.5
                                                       ------------      ------------
      Total operating expenses ...................             40.0              40.8              22.0
                                                       ------------      ------------
Operating income .................................             15.6              16.1              23.4
Other income (expense), net ......................             (0.9)             (9.7)                *
                                                       ------------      ------------
   Earnings from continuing operations before
      income tax .................................             14.7               6.4                 *
Income tax expense ...............................              5.7               5.8              22.2
                                                       ------------      ------------
   Earnings from continuing operations ...........              9.0               0.6                 *
Earnings from discontinued operations,
       net of tax ................................              0.3               0.4              97.5
                                                       ------------      ------------
Net earnings .....................................              9.3%              1.0%                *
                                                       ============      ============

* - not meaningful

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues. Total revenues increased 19.6% to $36.1 million in the first quarter of fiscal 2005 from $30.1 million in the first quarter of fiscal 2004.

Revenues from The Work Number services increased 31.7% to $14.4 million in the first quarter of fiscal 2005 from $10.9 million in the first quarter of fiscal 2004. The increase was due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers, partially offset by lower average transaction fees due to the increase in transactions from users with volume pricing discounts and the impact of former 1-900 users moving to other means of access. Additionally, the current quarter includes revenues related to the acquisition of the employment verification and applicant screening - which we call "HireXpress" - businesses acquired from Sheakley-Uniservice, Inc., as described in Note 6 to our Notes to Unaudited Consolidated Financial Statements. We also experienced increased transaction volumes due to an increase in the number of employers and related employment records in the database. While we would normally expect to see pre-employment screening transactions increase during an economic recovery, this particular recovery continues to experience a lag in employment.

The mortgage industry and pre-employment screeners are the two primary revenue generators for The Work Number. The balance between mortgage-related and pre-employment-related verification revenues began to shift back from its widest spread in the first quarter of fiscal 2004 toward a more traditional balance towards the end of fiscal 2004 and the beginning of fiscal 2005. Additionally, beginning in fiscal 2004, we gradually increased revenues from collection companies and social services agencies. The table below indicates the percentage of The Work Number revenues contributed by pre-employment screeners, mortgage businesses, consumer finance businesses, social services, other businesses, and other Work Number services during the last eight fiscal quarters.

                                                                                                 FISCAL
                                         FISCAL 2003                     FISCAL 2004              2005
                                  -------------------------  ----------------------------------  -------
         REVENUE SOURCE           2ND QTR  3RD QTR  4TH QTR  1ST QTR  2ND QTR  3RD QTR  4TH QTR  1ST QTR
         --------------           -------  -------  -------  -------  -------  -------  -------  -------
Pre-Employment..................    33%      27%      19%      20%      21%      22%       17%     18%
Mortgage........................    35       38       33       41       40       34        29      35
Consumer Finance................    14       16       16       15       16       16        17      16
Social Services.................     5        5        5        6        7       10         8      13
Other...........................     4        3        3        5        5        5         4       5
Other Work Number Services......     9       11       24       13       11       13        25      13

As of the end of the first fiscal quarter of 2005, we had 97.7 million records live on The Work Number service, a 22.1% increase from the first quarter of fiscal 2004. Our live and backlog accounts total 102.6 million records as of June 30, 2004. This marks the first time our live and backlog accounts have totaled greater than 100 million records.

Revenue from the ePayroll service increased 50% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, as several large clients have begun using this service. Both contracted business and the sales pipeline have gained momentum. We believe that the revenue run-rate will continue to increase over the next six to nine months. Surveys of major employers indicate that they are focused on eliminating pay-stubs and paper checks and replacing them with web-based pay-statements and paycards. We believe we are well-positioned to play a key role in that trend.

Revenues from unemployment cost management services increased 14.9% to $20.9 million in the first quarter of fiscal 2005 from $18.2 million in the first quarter of fiscal 2004, due primarily to the acquisition of the unemployment compensation business of Sheakley-Uniservice, Inc. effective April 1, 2004, as described in Note 6 of Notes to Unaudited Consolidated Financial Statements.

As expected, revenues from maintenance and support decreased 26.7% to $744,000 in the first quarter of 2005 from $1.0 million in the first quarter of fiscal 2004. The decrease was primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. Additionally, during 2003, we notified our maintenance clients of our intention to discontinue all support services effective June

2005. As a result, we anticipate revenues from maintenance and support will continue to decrease over time from current quarter levels.

Gross Margin. Total gross margin increased 22.4% to $20.5 million in the first quarter of fiscal 2005 from $16.8 million in the first quarter of fiscal 2004. As a percentage of total revenues, gross margin increased to 56.9% in the first quarter of fiscal 2005 from 55.6% in the first quarter of fiscal 2004.

The Work Number services gross margin increased 34.4% to $10.2 million, or 70.9% of corresponding revenue, in the first quarter of fiscal 2005 from $7.6 million, or 69.5% of corresponding revenue, in the first quarter of fiscal 2004. The increase in gross margin and gross margin percentage was due primarily to revenue increases and improved leveraging of our operational infrastructure. Additionally, more transactions were performed over the web, which has a lower average transaction cost compared to transactions performed through either our 900 or 800 telephone services.

Unemployment cost management services gross margin increased 15.4% to $9.8 million, or 46.7% of corresponding revenue, in the first quarter of fiscal 2005 from $8.5 million, or 46.5% of corresponding revenue, in the first quarter of fiscal 2004. The increase in gross margin was due primarily to higher revenues, partially offset by a lower gross margin percentage in the business acquired from Sheakley-Uniservice, as described in Note 6 of Notes to Unaudited Consolidated Financial Statements. The increase in gross margin percentage was due to cost savings realized through our consolidation of the operational infrastructure. We expect to continue to realize improvements in the gross margin percentage of this line of business as we continue to identify and implement process improvement initiatives.

Maintenance and support gross margin decreased 25.0% to $512,000, or 68.8% of corresponding revenue, in the first quarter of fiscal 2005, from $683,000, or 67.3% of corresponding revenue, in the first quarter of fiscal 2004. The decrease in gross margin was due to the decline in revenues.

Selling and Marketing Expenses. Selling and marketing expenses increased 16.5% to $7.0 million in the first quarter of fiscal 2005 from $6.0 million in the first quarter of fiscal 2004. As a percentage of revenues, such expenses declined to 19.5% in the first quarter of fiscal 2005 from 20.0% in the first quarter of fiscal 2004. The increase in expenses was primarily a result of increased commissions from our higher revenues. Selling and marketing expenses as a percentage of revenues improved as a result of the higher revenue levels as discussed above and improved leveraging of our selling and marketing infrastructure.

General and Administrative Expenses. General and administrative expenses increased 27.5% to $7.7 million in the first quarter of fiscal 2005 from $6.0 million in the first quarter of fiscal 2004. As a percentage of revenues, such expenses increased to 21.3% in the first quarter of fiscal 2005 compared to 20.0% in the first quarter of fiscal 2004. The increased expenses and higher expenses as a percentage of revenues resulted primarily from expanding our infrastructure to accommodate our growing business; the financial consolidation of the unemployment compensation, employment verification and applicant screening businesses of Sheakley-Uniservice, Inc., as discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements; and our ongoing SEC investigation and shareholder litigation as discussed in Note 10 of Notes to Unaudited Consolidated Financial Statements.

Other Income (Expense), Net. Other income (expense), net decreased to $3.5 million of net other expense in the first quarter of fiscal 2005 from $269,000 in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, we recorded a $3.0 million charge related to a potential SEC settlement, as discussed in Note 10 of Notes to Unaudited Consolidated Financial Statements. Additionally, interest expense increased in the fiscal 2005 first quarter due to higher outstanding borrowings to fund the Sheakley-Uniservice, Inc. acquisition, as discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements.

Income Tax Expense. The $3.0 million charge related to a potential SEC settlement, as discussed in other income (expense), net above, is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operating activities, except as described below. In addition to cash provided by operating activities, we have access to a revolving credit facility.

Net cash provided by operating activities increased to $3.2 million in the first quarter of fiscal 2005 compared to $3.0 million in the first quarter of fiscal 2004. The increase in cash provided by operating activities was primarily due to improved operating results, as well as changes in working capital.

Net cash used in investing activities decreased to $3.7 million in the first quarter of fiscal 2005 from $5.2 million in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, our restricted cash balance of $38.6 million was used to fund the approximately $40 million Sheakley-Uniservice, Inc. acquisition, as discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements. In the first quarter of fiscal 2005, capital expenditures totaled $2.4 million, compared to $1.3 million in the first quarter of fiscal 2004. These capital expenditures were principally for computer equipment and software. At June 30, 2004, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

Net cash used in financing activities decreased to $2.4 million in the first quarter of fiscal 2005 compared to $4.3 million in the first quarter of fiscal 2004. The decrease in fiscal 2005 is primarily due to the fact that we did not repurchase any of our common stock, while in the first quarter of fiscal 2004 we used $1.8 million of cash to repurchase our common stock.

Our working capital was $2.3 million at June 30, 2004 compared to $6.0 million at March 31, 2004. Working capital decreased in the fiscal 2005 first quarter primarily due to the accrual for the potential SEC settlement, as described in
Note 10 of Notes to Unaudited Consolidated Financial Statements.

As discussed above, the SEC is investigating certain of our prior financial statements, which have previously been restated. We have been in discussions with the SEC regarding a potential settlement. Current discussions with the staff have resulted in a range of potential settlement for up to $3.0 million. We have recorded a reserve of $3.0 million in the first quarter of fiscal year 2005, which represents the maximum of the estimated range. Due to the inherent uncertainties of matters of this nature, we cannot accurately predict the ultimate outcome of the SEC investigation. If we are not able to reach a settlement, the SEC could initiate regulatory proceedings or an enforcement action against us. An unfavorable outcome could trigger an event of default under our Loan Agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations.

Currently, based on cash and cash equivalents on hand, together with anticipated cash flows from operating activities, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months. As noted above, however, an unfavorable outcome in the potential settlement with the SEC could trigger an event of default under our Loan Agreement and could have a material adverse impact on our business, consolidated financial position, liquidity and results of operations. Our strategy contemplates that we will consider acquisitions from time to time. We expect that such acquisitions may require that we access additional credit. As discussed above, our Loan Agreement will provide funding for certain possible future acquisitions subject to certain conditions. Except in these circumstances, we cannot assure that additional credit would be available on acceptable terms. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates.

Our accounts receivable increased to $17.9 million at June 30, 2004 from $15.5 million at March 31, 2004 due primarily to a higher level of billings during the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004.

On September 5, 2002, our board of directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions, during the 36 month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 306,211 shares of our common stock. Except for the 244,172 shares remaining in the treasury at June 30, 2004, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

During the quarter ended June 30, 2004, we continued our quarterly dividend program, declaring a $0.05 per share cash dividend, totaling $685,000, on May 27, 2004. The dividend was paid on July 16, 2004 to shareholders of record on June 18, 2004.

We are a party to a Loan Agreement, described more fully in Note 8 to our Notes to Unaudited Consolidated Financial Statements. We have entered into two interest rate swap agreements totaling $23.5 million of the $47.5 million outstanding under our Term Loan as a means of reducing our interest rate exposure. As of June 30, 2004, the fair value of the interest rate swaps in the amount of $190,000 is included in accrued expenses and other liabilities. The interest rate swaps are described more fully in Note 9 to Notes to Unaudited Consolidated Financial Statements.

We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

We are cooperating with a pending SEC investigation and are a defendant in pending lawsuits which are described in Note 10 of Notes to Unaudited Consolidated Financial Statements.

As previously reported, we announced on January 5, 2004 that we were restating financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for the first two quarters of fiscal 2004. As a result of this restatement, we could become subject to additional litigation. As of the date hereof, we are not aware of any litigation having been commenced against us related to this new restatement. However, such litigation could be commenced against us in the future and the plaintiffs who have filed lawsuits against us previously could amend their complaints to include claims related to this new restatement. We cannot predict the outcome of any such litigation at this time. If an unfavorable result occurred in any such action, our business and financial condition could be materially harmed.

Regardless of the outcome of any litigation, litigation matters of this type are expensive and, until settled or otherwise resolved, will require that we devote substantial resources and executive time to defend these proceedings.

NON-GAAP FINANCIAL MEASURES

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Specifically, in this Quarterly Report on Form 10-Q we have used non-GAAP financial measures to eliminate the effect on earnings from continuing operations and diluted earnings per share of a $3.0 million charge we recorded in connection with the ongoing SEC investigation described above.

The following table presents a reconciliation of earnings from continuing operations and diluted earnings per share, which exclude a non-operating charge related to our ongoing SEC investigation, to the comparable GAAP measures:

Reconciliation of Adjusted Earnings from Continuing Operations to GAAP Earnings from Continuing Operations:

Adjusted earnings from continuing operations            $  3.2 million
Less: Reserve for contingent claim                         3.0 million
                                                        ------
GAAP earnings from continuing operations                $  0.2 million
                                                        ======

Reconciliation of Adjusted Diluted Earnings Per Share to GAAP Diluted Earnings Per Share:

Adjusted diluted EPS from continuing operations         $ 0.22
Less: Reserve for contingent claim                        0.21
                                                        ------
GAAP diluted EPS from continuing operations             $ 0.01
                                                        ======

Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We use these non-GAAP measures internally to evaluate the performance of the business, including to allocate resources and to evaluate results relative to incentive compensation targets. We believe that presentation of these non-GAAP financial measures provides useful information to investors because these measures exclude elements that we do not consider to be indicative of our results from operations and allow for an equivalent comparison to prior period results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 8 of Notes to Unaudited Consolidated Financial Statements, our Term Loan A bears interest at rates we select under the terms of the Loan Agreement, including a base rate or eurodollar rate, plus an applicable margin. The applicable margin for eurodollar rate loans under Term Loan A varies from 1.75% to 3.25%, and the applicable margin for base rate loans under Term Loan A will be either 0.00% or 0.25%, in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization).

As of June 30, 2004, we had $47.5 million principal outstanding on Term Loan A, of which $23.5 million was hedged with interest rate swap contracts. On an annual basis, a 100 basis point change in interest rates would result in an approximate $240,000 change to our annual interest expense, based on net variable borrowings of $24.0 million.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 10 of our Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our purchases during the quarter ended June 30, 2004 of equity securities that are registered by us pursuant to
Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                TOTAL NUMBER OF         MAXIMUM NUMBER
                                                                                SHARES PURCHASED     OF SHARES THAT MAY
                                             TOTAL NUMBER                     AS PART OF PUBLICLY     YET BE PURCHASED
                                               OF SHARES     AVERAGE PRICE      ANNOUNCED PLANS      UNDER THE PLANS OR
              PERIOD                         PURCHASED (1)   PAID PER SHARE    OR  PROGRAMS (1)           PROGRAMS
              ------                         -------------   --------------   -------------------    ------------------
April 1, 2004 to April 30, 2004.......               --              --                  --                693,789
May 1, 2004 to May 31, 2004...........               --              --                  --                693,789
June 1, 2004 to June 30, 2004.........               --              --                  --                693,789
                                                -------         -------             -------
     Total............................               --              --                  --                693,789
                                                =======         =======             =======

(1) On September 5, 2002, our Board of Directors authorized us to repurchase up to one million shares of our common stock in the open market or through privately negotiated transactions during the 36 month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, no shares were repurchased during the quarter ended June 30, 2004. Cumulative shares repurchased under this plan amount to 306,211.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   See Exhibit Index.

      (b)   Reports on Form 8-K

            (i) On April 1, 2004, we filed a Current Report on Form 8-K, furnishing under Item 9 a Regulation FD Disclosure regarding the completion of the previously announced acquisition of substantially all of the assets of the unemployment cost management and employment verification businesses of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC.

            (ii) On April 15, 2004, we filed a Current Report on Form 8-K, under Item 2, disclosing the terms of the Company's acquisition of substantially all of the assets of the unemployment cost management and employment verification businesses of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC and the amended and restated loan agreement.

            (iii) On May 13, 2004, we filed a Current Report on Form 8-K, furnishing under Item 12 a press release issued by the Company to announce the Company's financial results for the three months and fiscal year ending March 31, 2004.

            (iv) On June 10, 2004, we filed an amended Current Report on Form 8-K/A, under Item 7, disclosing that, based on the Company's fiscal 2004 consolidated financial statements included in its 2004 Annual Report on Form 10-K and based on financial statements of the business purchased by the Company from Sheakley-Uniservice Inc., the Company concluded that the acquisition of the business was not significant pursuant to Rule 11.01(b) of Regulation S-X. As a result, financial statements and pro forma financial information were not required.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TALX CORPORATION

Date: August 9, 2004            By:    /s/  WILLIAM W. CANFIELD
                                   --------------------------------------------
                                                William W. Canfield
                                              Chairman, President and
                                              Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 9, 2004            By:    /s/  L. KEITH GRAVES
                                   --------------------------------------------
                                                  L. Keith Graves
                                            Chief Financial Officer and
                                                Assistant Secretary
                                   (Principal Financial and Accounting Officer)

                        TALX CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
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

 2.3        Transition Services Agreement by and between TALX Employer Services,
            LLC, TALX Corporation, Sheakley-Uniservice, Inc., Sheakley
            Interactive Services, LLC dated as of March 31, 2004 incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed
            April 15, 2004+

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

 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

 32.1 Chief Executive Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

 32.2 Chief Financial Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

---------------------
+ TALX Corporation undertakes to furnish supplementally a copy of any schedule to the Securities Exchange Commission upon request.