Form 10-Q
period 2004-09-30
TALX CORP
filed 2004-11-02
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2004 or

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

As of October 28, 2004 there were 13,757,682 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Registrant.

Exhibit Index is on page 37.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2004 and September 30, 2004......................       3

             Consolidated Statements of Earnings for the Three and Six Months Ended
             September 30, 2003 and 2004..................................................................       4

             Consolidated Statements of Cash Flows for the Three and Six Months Ended
             September 30, 2003 and 2004..................................................................       5

             Notes to Unaudited Consolidated Financial Statements ........................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..........      14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....................................      33

Item 4.   Controls and Procedures ........................................................................      33

                                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................................................      34

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ....................................      34

Item 4.   Submission of Matters to a Vote of Security Holders.............................................      34

Item 6.   Exhibits .......................................................................................      35

Signatures     ...........................................................................................      36

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                MARCH 31,       SEPTEMBER 30,
                                                                                   2004             2004
                                                                                   ----             ----
                                                                                                 (UNAUDITED)
                                      ASSETS
Current assets:
    Cash and cash equivalents                                                   $   8,568         $   3,762
    Short term investments                                                          1,475             7,105
    Accounts receivable, net                                                       15,456            17,349
    Work in progress, less progress billings                                        1,714             1,697
    Prepaid expenses and other current assets                                      10,406             4,557
    Deferred tax assets, net                                                           30               248
                                                                                ---------         ---------
      Total current assets                                                         37,649            34,718
Restricted cash                                                                    38,645                 -
Property and equipment, net                                                         8,966            10,779
Capitalized software development costs, net                                         3,186             3,213
Goodwill                                                                          106,739           124,157
Other intangibles, net                                                             17,387            38,791
Other assets                                                                        1,418             1,292
                                                                                ---------         ---------
                                                                                $ 213,990         $ 212,950
                                                                                =========         =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $   1,374         $   1,379
    Accrued expenses and other current liabilities                                 16,794            14,870
    Dividends payable                                                                 682               824
    Current portion of long term debt                                              10,000            10,000
    Deferred revenue                                                                2,803             3,510
                                                                                ---------         ---------
      Total current liabilities                                                    31,653            30,583
Deferred tax liabilities, net                                                       5,912             6,886
Long term debt, less current portion                                               40,000            35,000
Other non-current liabilities                                                       2,608             2,580
                                                                                ---------         ---------
      Total liabilities                                                            80,173            75,049
                                                                                ---------         ---------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and no
      shares issued or outstanding at March 31, 2004 and September 30, 2004             -                 -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued
      13,948,542 shares at March 31, 2004 and September 30, 2004                      140               140
    Additional paid-in capital                                                    163,190           163,546
    Accumulated deficit                                                           (25,536)          (22,761)
    Accumulated other comprehensive income:
      Unrealized loss on interest rate swap contract, net of tax of $33
           at March 31, 2004 and $151 at September 30, 2004                           (51)             (232)
    Treasury stock, at cost, 301,041 shares at March 31, 2004 and
      211,825 shares at September 30, 2004                                         (3,926)           (2,792)
                                                                                ---------         ---------
         Total shareholders' equity                                               133,817           137,901
                                                                                ---------         ---------
                                                                                $ 213,990         $ 212,950
                                                                                =========         =========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                           THREE MONTHS ENDED SEPTEMBER 30,    SIX MONTHS ENDED SEPTEMBER 30,
                                                            ------------------------------      -----------------------------
                                                                 2003            2004               2003            2004
                                                                 ----            ----               ----            ----
Revenues:
    The Work Number services                                 $     11,627    $     14,188       $     22,570    $     28,605
    Unemployment cost management services                          18,701          21,662             36,885          42,562
    Maintenance and support                                         1,220             780              2,235           1,524
                                                             ------------    ------------       ------------    ------------
      Total revenues                                               31,548          36,630             61,690          72,691
                                                             ------------    ------------       ------------    ------------
Cost of revenues:
    The Work Number services                                        3,093           3,931              6,426           8,123
    Unemployment cost management services                          10,035          10,873             19,759          22,007
    Maintenance and support                                           328             232                659             464
                                                             ------------    ------------       ------------    ------------
      Total cost of revenues                                       13,456          15,036             26,844          30,594
                                                             ------------    ------------       ------------    ------------
      Gross profit                                                 18,092          21,594             34,846          42,097
                                                             ------------    ------------       ------------    ------------
Operating expenses:
    Selling and marketing                                           5,895           6,618             11,920          13,638
    General and administrative                                      6,623           7,779             12,639          15,449
                                                             ------------    ------------       ------------    ------------
      Total operating expenses                                     12,518          14,397             24,559          29,087
                                                             ------------    ------------       ------------    ------------
      Operating income                                              5,574           7,197             10,287          13,010
                                                             ------------    ------------       ------------    ------------
Other income (expense), net:
    Interest income                                                    13              33                 37              56
    Interest expense                                                 (239)           (734)              (534)         (1,283)
    Reserve for contingent claim                                        -               -                  -          (3,000)
    Other, net                                                          1              (1)                 4              (1)
                                                             ------------    ------------       ------------    ------------
      Total other income (expense), net                              (225)           (702)              (493)         (4,228)
                                                             ------------    ------------       ------------    ------------
      Earnings from continuing operations before
         income tax expense                                         5,349           6,495              9,794           8,782
Income tax expense                                                  2,086           2,565              3,796           4,654
                                                             ------------    ------------       ------------    ------------
      Earnings from continuing operations                           3,263           3,930              5,998           4,128
Discontinued operations, net of income taxes:
    Earnings from discontinued operations, net                         22              23                100               7
    Gain on disposal of discontinued operations, net                    -             106                  -             280
                                                             ------------    ------------       ------------    ------------
      Earnings from discontinued operations                            22             129                100             287
                                                             ------------    ------------       ------------    ------------
Net earnings                                                 $      3,285    $      4,059       $      6,098    $      4,415
                                                             ============    ============       ============    ============

Basic earnings per share:
    Continuing operations                                    $       0.24    $       0.29       $       0.44    $       0.30
    Discontinued operations                                             -            0.01               0.01            0.02
                                                             ------------    ------------       ------------    ------------
      Net earnings                                           $       0.24    $       0.30       $       0.45    $       0.32
                                                             ============    ============       ============    ============

Diluted earnings per share:
    Continuing operations                                    $       0.23    $       0.27       $       0.42    $       0.29
    Discontinued operations                                             -            0.01               0.01            0.02
                                                             ------------    ------------       ------------    ------------
      Net earnings                                           $       0.23    $       0.28       $       0.43    $       0.31
                                                             ============    ============       ============    ============

Weighted average number of shares outstanding - basic          13,528,326      13,732,393         13,518,042      13,701,345
                                                             ============    ============       ============    ============
Weighted average number of shares outstanding - diluted        14,300,567      14,353,299         14,162,222      14,346,777
                                                             ============    ============       ============    ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                         -----------------------------
                                                                               2003          2004
                                                                               ----          ----
Cash flows from operating activities:
    Net earnings                                                             $  6,098      $  4,415
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                          4,012         5,074
         Deferred taxes                                                           927           756
         Net assets of business held for sale                                    (101)            -
         Change in assets and liabilities, excluding those acquired:
           Accounts receivable, net                                             1,690          (823)
           Work in progress, less progress billings                              (456)           17
           Prepaid expenses and other current assets                             (428)        6,100
           Other assets                                                            (3)           78
           Accounts payable                                                      (627)            5
           Accrued expenses and other current liabilities                         171        (2,519)
           Deferred revenue                                                      (297)       (1,213)
           Other non-current liabilities                                          (72)          (81)
                                                                             --------      --------
              Net cash provided by operating activities                        10,914        11,809
                                                                             --------      --------
Cash flows from investing activities:
    Additions to property and equipment                                        (2,242)       (3,734)
    Decrease in restricted cash                                                     -        38,645
    Acquisitions, net of cash received                                         (1,626)      (39,891)
    Purchases of short-term investments                                        (3,975)       (5,630)
    Proceeds from sale of short-term investments                                1,700             -
    Capitalized software development costs                                       (501)         (997)
                                                                             --------      --------
              Net cash used in investing activities                            (6,644)      (11,607)
                                                                             --------      --------
Cash flows from financing activities:
    Issuance of common stock                                                    1,113         1,359
    Purchase of common stock                                                   (1,795)            -
    Repayments under long-term debt facility                                   (8,263)       (5,000)
    Dividends paid                                                             (1,080)       (1,367)
                                                                             --------      --------
              Net cash used in financing activities                           (10,025)       (5,008)
                                                                             --------      --------
              Net decrease in cash and cash equivalents                        (5,755)       (4,806)
Cash and cash equivalents at beginning of period                                9,409         8,568
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $  3,654      $  3,762
                                                                             ========      ========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2004 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2004. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2004.

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

                                                            THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------      -----------------------------
                                                                 2003              2004              2003              2004
                                                             ------------      ------------      ------------      ------------
BASIC EARNINGS PER SHARE:
    Net earnings:
      Continuing operations...............................   $  3,263,000      $  3,930,000      $  5,998,000      $  4,128,000
      Discontinued operations.............................         22,000           129,000           100,000           287,000
                                                             ------------      ------------      ------------      ------------
        Net earnings                                         $  3,285,000      $  4,059,000      $  6,098,000      $  4,415,000
                                                             ============      ============      ============      ============
    Weighted average number of common shares outstanding..     13,948,542        13,948,542        13,948,542        13,948,542
    Less: weighted average number of treasury shares......       (420,216)         (216,149)         (430,500)         (247,197)
                                                             ------------      ------------      ------------      ------------
      Weighted average number of common and common
        equivalent shares outstanding.....................     13,528,326        13,732,393        13,518,042        13,701,345
                                                             ============      ============      ============      ============
    Basic earnings per common share:
      Continuing operations...............................   $       0.24      $       0.29      $       0.44      $       0.30
      Discontinued operations.............................              -              0.01              0.01              0.02
                                                             ------------      ------------      ------------      ------------
        Net earnings......................................   $       0.24      $       0.30      $       0.45      $       0.32
                                                             ============      ============      ============      ============

                                                                THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------    -----------------------------
                                                                     2003              2004            2003             2004
                                                                     ----              ----            ----             ----
DILUTED EARNINGS PER SHARE:
Net earnings:
      Continuing operations .................................    $  3,263,000      $  3,930,000    $  5,998,000     $  4,128,000
      Discontinued operations ...............................          22,000           129,000         100,000          287,000
                                                                 ------------      ------------    ------------     ------------
        Net earnings ........................................    $  3,285,000      $  4,059,000    $  6,098,000     $  4,415,000
                                                                 ============      ============    ============     ============
Weighted average number of common shares outstanding ........      13,948,542        13,948,542      13,948,542       13,948,542
Weighted average of shares issuable under employee
stock plans..................................................           6,795             6,751          10,947            6,751
Dilutive effect of the exercise of stock options ............         729,198           578,690         599,215          602,906
Dilutive effect of the exercise of warrants .................          36,248            35,465          34,018           35,775
Less: weighted average number of treasury shares ............        (420,216)         (216,149)       (430,500)        (247,197)
                                                                 ------------      ------------    ------------     ------------
      Weighted average number of common and common
        equivalent shares outstanding .......................      14,300,567        14,353,299      14,162,222       14,346,777
                                                                 ============      ============    ============     ============
    Diluted earnings per common share:
      Continuing operations .................................    $       0.23      $       0.27    $       0.42     $       0.29
      Discontinued operations ...............................               -              0.01            0.01             0.02
                                                                 ------------      ------------    ------------     ------------
        Net earnings ........................................    $       0.23      $       0.28    $       0.43     $       0.31
                                                                 ============      ============    ============     ============

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

                                                          THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------    -----------------------------
                                                               2003               2004           2003             2004
                                                               ----               ----           ----             ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings, as reported .............................     $   3,285          $   4,059      $   6,098        $    4,415
Stock-based employee compensation cost, net of taxes...           405                277            813               721
                                                            ---------          ---------      ---------        ----------
   Net earnings, pro forma ............................     $   2,880          $   3,782      $   5,285        $    3,694
                                                            =========          =========      =========        ==========

Basic earnings per share:
   As reported ........................................     $    0.24          $    0.30      $    0.45        $     0.32
   Pro forma ..........................................          0.21               0.28           0.39              0.27

Diluted earnings per share:
   As reported ........................................     $    0.23          $    0.28      $    0.43        $     0.31
   Pro forma ..........................................          0.20               0.26           0.37              0.26


No options were granted in the second quarter of fiscal 2005. The fair value of options granted in the first quarter of fiscal 2005 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 65%, risk-free interest rate of 3.75%, expected life of 7.0 years, and an expected dividend yield of 0.90%. The fair value of option grants for the three- and six-month periods ended September 30, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 80%, risk-free interest rate of 3.25%, expected life of 7.5 years, and an expected dividend yield of 0.90%.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2003 and 2004 was $3.4 million and $3.9 million, respectively, and for the six months ended September 30, 2003 and 2004 was $6.2 million and $4.2 million, respectively. The difference between comprehensive income and net income arose from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $2.9 million and $3.7 million for the six months ended September 30, 2003 and 2004, respectively. Cash paid for interest totaled $467,000 and $1.1 million for the six months ended September 30, 2003 and 2004, respectively.

We declared a $0.06 per share cash dividend, totaling $824,000, on September 9, 2004. The dividend was payable October 15, 2004 to shareholders of record on September 20, 2004.

NOTE 5 - ACQUISITION

Effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening businesses (collectively, the "Sheakley Businesses") of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, for approximately $40 million, including transaction costs, subject to certain post-closing adjustments. The purchase price was determined based on arms'-length negotiations and was paid in cash. In order to finance the acquisition, we borrowed approximately $40 million under our Term Loan A, as further discussed in Note 8 below. As a result of this transaction, the Sheakley Businesses were consolidated with TALX effective April 1, 2004.

The following table summarizes the preliminary purchase price allocation of the estimated fair value of the assets acquired and liabilities assumed for the acquired Sheakley Businesses as of April 1, 2004, the effective date of the acquisition.

                                                              (IN THOUSANDS)
Accounts receivable, net...................................     $   1,304
Other current assets.......................................            17
Property and equipment, net................................           665
Goodwill and intangible assets.............................        40,193
Other non-current assets...................................            75
                                                                ---------
   Total assets acquired...................................        42,254
                                                                ---------

Deferred revenue...........................................         1,920
Current liabilities........................................           393
Other non-current liabilities..............................            53
                                                                ---------
   Total liabilities assumed...............................         2,366
                                                                ---------

   Net assets acquired.....................................     $  39,888
                                                                =========

The table below reflects unaudited pro forma combined results of TALX and the Sheakley Businesses as if the acquisition had occurred on April 1, 2003:

                                                  THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------    -----------------------------
                                                      2003               2004           2003             2004
                                                      ----               ----           ----             ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................         $ 36,029          $  36,630      $  71,422        $  72,691
Net earnings...............................            3,551              4,059          6,922            4,415
Basic earnings per share...................             0.26               0.30           0.51             0.32
Diluted earnings per share.................             0.25               0.28           0.49             0.31

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2004.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisitions of the Sheakley Businesses, as discussed in
Note 5 above; Ti3, Inc.; Johnson & Associates; the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; and James E. Frick, Inc., d/b/a The Frick Company, TALX acquired certain identifiable intangible assets. These assets were recorded in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."

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

The following table summarizes goodwill and other intangible asset activity for the six months ended September 30, 2004 (dollars in thousands).

                                                                                         OTHER INTANGIBLE ASSETS
                                                                        --------------------------------------------------------
                                                                          CUSTOMER       CUSTOMER         NON-
                                                           GOODWILL     RELATIONSHIPS     RECORDS        COMPETE         TOTAL
                                                           --------     -------------     -------        -------         -----
GROSS CARRYING VALUES:
   March 31, 2004 ..................................      $ 106,739       $  17,838      $   2,184      $     212      $  20,234
     Acquisition of the Sheakley Businesses ........         17,432          22,100             --            700         22,800
        Adjustment of prior acquisition costs ......            (14)             --             --             --             --
                                                          ---------       ---------      ---------      ---------      ---------
   September 30, 2004 ..............................      $ 124,157       $  39,938      $   2,184      $     912      $  43,034
                                                          =========       =========      =========      =========      =========

ACCUMULATED AMORTIZATION:
   March 31, 2004 ..................................       $     --       $   2,415      $     293      $     139      $   2,847
     Amortization ..................................             --           1,253             73             70          1,396
                                                          ---------       ---------      ---------      ---------      ---------
   September 30, 2004 ..............................       $     --       $   3,668      $     366      $     209      $   4,243
                                                          =========       =========      =========      =========      =========

Weighted average lives (in years) ..................                          16.04          15.00           8.26          15.82
                                                                          =========      =========      =========      =========

Amortization of other intangible assets was $1.4 million for the six months ended September 30, 2004 and is projected to be $2.8 million for the fiscal year ended March 31, 2005 and $2.7 million for each of the fiscal years ended March 31, 2006 through 2009.

NOTE 7 - LONG-TERM DEBT

During the quarter ended September 30, 2004, we amended our amended and restated loan agreement in order to increase our dividend, to allow for the SEC settlement discussed below, and in connection with our acquisitions of TBT Enterprises, Incorporated, UI Advantage, Inc. and Net Profit Inc. Among other things, the amendments increased the maximum amount of permitted cash dividends to six cents per share per calendar quarter, without increasing the annual maximum permitted amount of $3.5 million per fiscal year. The amendments also extended the period of time during which we could make additional draws under Term Loan A and Term Loan B from September 30, 2004 to December 31, 2004. See
Note 11 for more information regarding availability under the Loan Agreement at October 25, 2004.

As discussed in Note 9 below, the SEC is investigating certain of our prior financial statements, which have previously been restated. The amendments to our Loan Agreement permit us to make payment of up to $3.0 million in settlement of the SEC investigation. Due to the inherent uncertainties of matters of this nature, we cannot predict the ultimate outcome of the SEC investigation. If we are not able to reach a settlement, the SEC could initiate regulatory proceedings or an enforcement action against us. An unfavorable outcome could trigger an event of default under our Loan Agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENT

We have entered into two interest rate swap agreements designed to effectively fix the interest rate on $23.5 million of borrowings under our $45.0 million borrowed under Term Loan A. Under these agreements, we pay a fixed rate of 3.45% as to $4.5 million of borrowings and 3.72% as to $19.0 million of borrowings and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on Term Loan A. The notional amounts of our interest rate swap agreements step down according to the same schedule as our Term Loan. All payment dates and maturity dates are the same as our term loan.

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

As of September 30, 2004, the fair value of the interest rate swaps in the amount of $383,000 is included in accrued expenses and other liabilities.

We do not use financial instruments for trading or speculative purposes.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We are a defendant from time to time in lawsuits. Except to the extent described below, based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us or our consolidated subsidiaries.

As previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, on December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of TALX, against TALX, certain of our executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford) (collectively, the "Individual Defendants"), and two underwriters (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.) in our August 2001 secondary common stock offering ("Secondary Offering"). The case purportedly is brought on behalf of all persons who purchased or otherwise acquired shares of Company common stock between July 18, 2001 and October 1, 2001 ("Putative Class Period"), including as part of the Secondary Offering. The complaint alleges, among other things, that certain statements in the registration statement and prospectus for the Secondary Offering, as well as other statements made by us and/or the Individual Defendants during the Putative Class Period, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against TALX and the Individual Defendants, violations of Section 11 of the Securities Act of 1933 against TALX, the Individual Defendants and the underwriters, and violation of Section 15 of the Securities Act of 1933 against Mr. Canfield.

Three additional purported class action lawsuits were filed in the same court, against the same defendants and making substantially the same allegations: on January 8, 2002 by Donald Metzger (Civil Action No. 4:02CV00031DJS); on January 9, 2002 by Anna Goodman (Civil Action No. 4:02CV00033DJS); and on January 30, 2002 by Al Hinton (Civil Action No. 4:02CV00168DJS) each of whom allegedly were shareholders of TALX during the Putative Class Period. On February 15, 2002, these three lawsuits were consolidated with and into the Brody lawsuit (Civil Action No. 4:01CV02014DJS) for all purposes ("Consolidated Complaint").

The Consolidated Complaint seeks, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deems proper.

On May 5, 2004 we reached an agreement with the plaintiffs to settle all pending class action lawsuits. The settlement called for payment of $5.75 million, which was made by our insurance carriers and did not impact earnings. As of the year ended March 31, 2004, we recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owed under the settlement agreement. Additionally, we recorded $5.75 million in prepaid expenses and other current assets representing the amount we expected to receive from our insurance companies. On May 28, 2004, we received $5.75 million from our insurance companies, and on June 1, 2004, we paid the $5.75 million settlement.

On October 6, 2004, the Court entered a Final Judgment and Order of Dismissal with Prejudice, approving the proposed settlement in all respects. The Court simultaneously issued an Order Approving Allocation of Settlement Proceeds. The Court's Final Judgment provides that the claims of the named plaintiffs and all members of the class are dismissed with prejudice; that any claims that were or could have been alleged by the named plaintiffs or members of the class are released and forever discharged; and that the action is dismissed subject to the Court's continuing jurisdiction with regard to implementation of the settlement and distribution of the settlement fund to the class.

As previously disclosed, the Securities and Exchange Commission initially commenced an investigation into our second fiscal quarter 2001 financial results. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who has resigned from the Company) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our prior restatement, as disclosed in our Annual Report on Form 10-K/A for the year ended March 31, 2002. We and the individuals have filed separate responses to the Wells letter. Since the time of the Wells submissions, the Commission is continuing its investigation of our accounting for certain items, including those which were the subject of the restatements discussed in our Annual Report on Form 10-K for the year ended March 31, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against us and/or the individuals.

In anticipation of a settlement with the SEC, we recorded a reserve of $3.0 million in the first quarter of fiscal year 2005. This charge was included in "other income (expense), net" in the consolidated statement of earnings for the quarter ended June 30, 2004. On August 12, 2004, we announced an agreement in principle with the staff of the Securities and Exchange Commission to settle our ongoing investigation. Under the agreement in principle, we would pay a fine of $2.5 million. In connection with the agreement in principle, we will consent, without admitting or denying any wrongdoing, not to violate certain specified provisions of U.S. securities laws in the future. The agreement with the SEC staff is subject to final approval by the SEC.

Due to the inherent uncertainties of matters of this nature, we cannot accurately predict the ultimate outcome of the SEC investigation and have not adjusted our reserve. If the SEC decides not to finally approve the proposed settlement, it could initiate regulatory proceedings or an enforcement action against us. An unfavorable outcome could trigger an event of default under our Loan Agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations. Separately, William W. Canfield, our president and chief executive officer, has reached an agreement in principle with the SEC staff to settle its ongoing investigation against him in a related matter.

In the settlement of the civil suit referred to above, we released our insurance providers from related claims against our applicable insurance policies. Any fines or penalties assessed by the SEC against us, along with any further defense costs incurred by us in connection with the SEC investigation, either on our own behalf or as indemnification on behalf of William W. Canfield or Craig
N. Cohen, and any future related litigation will be borne by us and will not be covered by insurance. In addition, to the extent that we are required to indemnify Messrs. Canfield or Cohen against any fines or penalties assessed against either of them, those amounts will be borne by us and will not be covered by insurance. The application of any of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

As previously disclosed, we have filed restated financial statements for the fiscal years ended March 31, 1999 through March 31, 2003 and for each of the first two quarters of fiscal 2004. In December 2002, we filed restated financial statements for each of the quarters ended June 30, 2000 through June 30, 2002 and for the fiscal years ended March 31, 2001 and 2002.

As required under our articles of incorporation, we are obligated to indemnify and advance expenses of William W. Canfield, a current officer, and Craig N. Cohen, a former officer, to the fullest extent permitted by Missouri law, in connection with the above matters, subject to their obligations to repay amounts advanced under certain circumstances.

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

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc., and as of October 22, 2004 we had received $1.5 million of principal and $124,000 of interest payments in connection with the note.

All assets and liabilities of this business, both the portion of the business transferred under contract to Workscape, Inc. (approximately 90% of the assets) and the portion that has not yet been sold, along with related transaction costs, were recorded on our consolidated balance sheet as net assets of business held for sale. We first recorded cash received under the asset purchase agreement to reduce the recorded value of net assets of business held for sale. All subsequent cash received under the asset purchase agreement has been recorded as a gain on the sale of the business.

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

The results of operations for this business for the three and six months ended September 30, 2003 and 2004 were as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------     ------------------------------
                                                            2003             2004              2003               2004
                                                            ----             ----              ----               ----
                                                                                 (IN THOUSANDS)
Revenues .........................................         $  --            $  --             $  --              $  --
                                                           =====            =====             =====              =====
Earnings from discontinued operations ............         $  35            $  38             $ 163              $  11
Gain on disposal of discontinued operations ......            --              175                --                463
                                                           -----            -----             -----              -----
     Earnings from discontinued operations .......            35              213               163                474
Income tax expense ...............................            13               84                63                187
                                                           -----            -----             -----              -----
     Net earnings from discontinued operations....         $  22            $ 129             $ 100              $ 287
                                                           =====            =====             =====              =====

NOTE 11 - SUBSEQUENT EVENTS

On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we closed on the acquisition of Net Profit Inc., headquartered in Greenville, South Carolina. The acquisitions were structured as stock purchases for cash. The purchase prices for the acquisitions were determined based on arms'-length negotiations and totaled approximately $19 million. Additionally, both acquisition agreements include provisions for potential earn-out payments if certain future financial performance measures are achieved before October 2006. The acquisitions were financed through $18.0 million in borrowings under Term Loan A and Term Loan B to our loan agreements and the remainder in cash. The businesses purchased enhance our existing UC eXpress tax services offerings by allowing us to offer clients expanded services of processing of the work opportunity ("WOTC") and welfare to work ("WTW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings. Following the completion of these acquisitions, unless we further amend our loan agreement, we no longer will have any availability under either of Term Loan A or Term Loan B. We have not borrowed under our $15.0 million revolving credit facility and it remains available.

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

OVERVIEW

We are the leading provider of automated employment and income verification and unemployment cost management services and a leader in providing payroll and human resources business process outsourcing. Our services use web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers to obtain payroll and human resources information and to allow employees and their managers to review and modify information in payroll and human resources management information systems on a self-service basis. Further, we provide unemployment insurance claims processing, unemployment tax planning and management services, and assistance in obtaining hiring tax credits and other federal, state and local tax credits and incentives to a broad range of employers. We provide services that enable both large and mid-size corporations, including approximately two-thirds of the Fortune 500 companies, as well as government agencies, to outsource the performance of business processes that would otherwise be performed by their own payroll or human resources department. Our focus is on eliminating paper and manual steps from routine payroll and human resources-related processes. We interact with various payroll systems and payroll services, but are virtually independent of the payroll solutions our clients select.

As discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements, effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, which we refer to collectively as the "Sheakley Businesses".

We recognized second quarter fiscal 2005 revenues of $36.6 million, a 16.1% increase over the $31.5 million in revenue reported in the comparable period in fiscal 2004. The Work Number services revenue increased 22.0% as compared to the comparable period in fiscal 2004, while revenues in our unemployment cost management services business increased 15.8% compared to the comparable period. Our gross profit grew to $21.6 million, or 59.0% of revenues, compared to $18.1 million, or 57.3% of revenues, in the comparable period in fiscal 2004. Earnings from continuing operations were $3.9 million, or 27 cents per diluted share, compared to $3.3 million, or 23 cents per diluted share, in the comparable period in fiscal 2004.

For the six months ended September 30, 2004, we recognized revenues of $72.7 million, a 17.8% increase over the $61.7 million in revenue reported in the comparable period in fiscal 2004. The Work Number services revenue increased 26.7% as compared to the comparable period in fiscal 2004, while revenues in our unemployment cost management services business increased 15.4% compared to the comparable period. Our gross profit grew to $42.1 million, or 57.9% of revenues, compared to $34.8 million, or 56.5% of revenues in the first half of fiscal 2004. Earnings from continuing operations were $4.1 million, or 29 cents per diluted share, including a $3.0 million non-operating charge recognized in the fiscal 2005 first quarter related to the potential SEC settlement. Excluding this non-operating charge, earnings from continuing operations would have been $7.1 million, or 50 cents per diluted share, compared to $6.0 million, or 42 cents per diluted share in the first half of fiscal 2004. See "Non-GAAP Financial Measures" below for a reconciliation of differences from the comparable GAAP measure.

SERVICES AND PRODUCTS

Our services and products fall within three general categories: The Work Number services, unemployment cost management services and maintenance and support related to our former customer premises systems business. We discontinued the operation of our human resources and benefits application services business in the first fiscal quarter of 2004, retaining certain contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned to another service provider within the next 6 months. See Note 10 of

Notes to Unaudited Consolidated Financial Statements for more information regarding this business.

      THE WORK NUMBER SERVICES

The Work Number. Lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages they will purchase. The Work Number is an outsourced service that enables employers to direct the third-party verifiers to our website or to a toll-free telephone number to confirm the employee's employment status and income for the most recent past three years of employment. Additionally, we maintain a 1-900 service with MCI for the small customer base that prefers the 1-900 number method of access.

We generate substantially all of The Work Number revenues from transaction-based fees charged to lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers for verification of income and employment information. Revenue is recognized on these transaction-based fees in the period that the transactions occur and are billed. We also generate revenues from employer data conversion, employer transaction fees and ongoing maintenance fees, and record this revenue on a monthly basis as billed. Lastly, we derive revenues from one-time, up-front set-up fees. These fees are recognized as revenue on a straight-line basis over the initial contract period, beginning on the date the client's employee information is available for use by TALX clients, or "live," on our system.

W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to existing clients of The Work Number and other large employers. Using data provided by employers, we distribute original W-2 forms (both electronically and in paper form through a business alliance) to the employees of our clients and provide an automated process to enable these employees to request corrections to their W-2 forms and obtain additional copies via the web, telephone or direct download into their tax software. Through our T4 eXpress service, we offer similar functionality for Canadian employees of our W-2 eXpress clients. The majority of W-2 eXpress clients are billed based upon either the number of unique W-2s or the number of employees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by TALX clients through the end of the service period. Additionally, we have some W-2 eXpress clients that are billed on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

ePayroll. ePayroll (or Paperless Pay) is a suite of payroll self-service applications that enables employees, via the web or by telephone, to receive pay statement information, to access current and historical payroll information, to review and change direct deposit account or paycard information, to review and change W-4 information, and to enroll in selected paycard services chosen by their employer.

We charge ePayroll clients on a per-employee per-month basis, plus an initial set-up fee, generally pursuant to multi-year contracts. Revenue for the initial set-up fees is recognized on a straight-line basis over the initial contract period, beginning with the date the client is "live" on our system. Per-employee, per-month fees are recognized as revenue in the months billed.

FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the web and are used by employers within the temporary staffing industry and other large employers. FasTime clients are billed for initial set-up fees, monthly maintenance fees and per transaction fees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period for set-up and maintenance fees and as services are performed for transaction-based fees.

HireXpress. The HireXpress service was added to our portfolio through our acquisition of the businesses from Sheakley-Uniservice, Inc., as noted above. HireXpress is a candidate screening service that is designed to electronically provide clients a steady stream of qualified job candidates. Job candidates provide their responses to job requirements over the web or telephone. Using HireXpress, employers can specify job requirements, screen potential workers, schedule candidate interviews, capture candidate responses, automate the hiring process workflow and maintain all required documentation. We believe this service is particularly valuable to our clients in high turnover industries. HireXpress clients are billed for initial set-up fees and per transaction fees or monthly fees. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period for set-up fees and as services are performed for transaction-based or monthly fees.

      UNEMPLOYMENT COST MANAGEMENT SERVICES

We also provide unemployment cost management services under the names UC eXpress and TALX Employer Services (through our recent acquisition of the Sheakley Businesses). UC eXpress offers a broad suite of services designed to reduce the cost of processing unemployment claims by human resource departments and to better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress services utilize document imaging, web access, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resource departments of the administrative burden of managing unemployment claims. Following an employee separation, UC eXpress services respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients' rights as an employer. If an employment hearing is required, these UC eXpress services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, our UC eXpress services field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

UC eXpress also offers comprehensive employer tax services. Clients who choose UC eXpress for tax services collaborate with a UC eXpress tax analyst to monitor the clients' unemployment tax accounts, verify tax rates and contribution reports and identify voluntary contribution opportunities. Following the acquisition of Johnson and Associates, which was effective July 1, 2003, our UC eXpress tax services offerings were expanded to include processing of the work opportunity ("WOTC") and welfare to work ("WtW") tax credits, which are designed to provide incentives to employers for hiring individuals who have traditionally faced difficulties in securing employment. Our services include assisting employers with integrating WOTC/WtW processing into the current hiring process as well as processing all necessary forms to identify all potential qualifiers for hiring tax credits. Effective in the fiscal 2005 third quarter, through the acquisition of Net Profit, Inc. and TBT Enterprises, Inc., we have expanded our existing tax services offerings, including the expansion of our capabilities to process WOTC/WtW credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings, such as enterprise zone credits and training credits.

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

      MAINTENANCE AND SUPPORT SERVICES RELATED TO OUR FORMER CUSTOMER PREMISES SYSTEMS BUSINESS

We previously offered our products and services exclusively through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 2000 we discontinued sales to new customers. Today, we provide system enhancements to existing customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. In the second quarter of fiscal 2005, as a result of requests from a number of our clients, we agreed to extend these support services until December 2005.

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

FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:

      (1) risks related to our ability to increase the size and range of applications for The Work Number database and successfully market current and future services and our dependence on third party providers to do so;

      (2) the risk that our revenues from The Work Number may fluctuate in response to changes in certain economic conditions such as residential mortgage activity and employment trends;

      (3) risks relating to the dependence of the market for The Work Number on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability would be significantly harmed if those requirements were relaxed or eliminated;

      (4) risks associated with our ability to prevent breaches of confidentiality as we perform large-scale processing of verifications;

      (5) risks associated with our ability to maintain the accuracy, privacy and confidentiality of our clients' employee data;

      (6) risks associated with changes in economic conditions or unemployment compensation laws; (7) the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities;

      (8) risks associated with future challenges regarding applicability of the Fair Credit Reporting Act;

      (9) risks relating to the applicability of any new privacy legislation or interpretation of existing laws;

      (10) risks relating to the applicability of the SUTA Dumping Prevention Act of 2004 to our tax planning services; and

      (11) the risk of interruption of our computer network and telephone operations, including potential slow-down or loss of business as potential clients review our operations.

See "--Risk Factors" below for a more detailed description of many of these and other risk factors. You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross profit, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated:

                                                           THREE MONTHS                    SIX MONTHS
                                                          ENDED SEPT. 30,                ENDED SEPT. 30,
                                                          ---------------                ---------------
                                                         2003        2004             2003            2004
                                                         ----        ----             ----            ----
                                                                         (IN THOUSANDS)
                                                                           (UNAUDITED)
                                                               (RESTATED FOR ALL PERIODS PRESENTED)
REVENUES AND GROSS PROFIT:
Revenues:
   The Work Number services........................   $  11,627    $  14,188       $  22,570       $  28,605
   Unemployment cost management services...........      18,701       21,662          36,885          42,562
   Maintenance and support ........................       1,220          780           2,235           1,524
                                                      ---------    ---------       ---------       ---------
     Total revenues................................   $  31,548    $  36,630       $  61,690       $  72,691
                                                      =========    =========       =========       =========
Gross profit:
   The Work Number services........................   $   8,534    $  10,257       $  16,144       $  20,482
   Unemployment cost management services...........       8,666       10,789          17,126          20,555
   Maintenance and support ........................         892          548           1,576           1,060
                                                      ---------    ---------       ---------       ---------
     Total gross profit............................   $  18,092    $  21,594       $  34,846       $  42,097
                                                      =========    =========       =========       =========

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services...........................        73.4%        72.3%           71.5%           71.6%
Unemployment cost management services..............        46.3         49.8            46.4            48.3
Maintenance and support............................        73.1         70.3            70.5            69.6

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services........................        36.9%        38.7%           36.6%           39.3%
   Unemployment cost management services...........        59.3         59.2            59.8            58.6
   Maintenance and support.........................         3.8          2.1             3.6             2.1
                                                      ---------    ---------       ---------       ---------
     Total revenues................................       100.0        100.0           100.0           100.0
Cost of revenues...................................        42.7         41.0            43.5            42.1
                                                      ---------    ---------       ---------       ---------
Gross profit.......................................        57.3         59.0            56.5            57.9
                                                      ---------    ---------       ---------       ---------
Operating expenses:
   Selling and marketing...........................        18.7         18.1            19.3            18.8
   General and administrative......................        21.0         21.3            20.5            21.2
                                                      ---------    ---------       ---------       ---------
     Total operating expenses......................        39.7         39.4            39.8            40.0
                                                      ---------    ---------       ---------       ---------
Operating income...................................        17.6         19.6            16.7            17.9
Other income (expense), net........................        (0.7)        (1.9)           (0.8)           (5.8)
                                                      ---------    ---------       ---------       ---------
   Earnings from continuing operations before
     income tax....................................        16.9         17.7            15.9            12.1
Income tax expense.................................         6.6          7.0             6.2             6.4
                                                      ---------    ---------       ---------       ---------
    Earnings from continuing operations............        10.3         10.7             9.7             5.7
Earnings from discontinued operations, net of
  tax .............................................         0.1          0.4             0.2             0.4
                                                      ---------    ---------       ---------       ---------
Net earnings ......................................        10.4%        11.1%            9.9%            6.1%
                                                      =========    =========       =========       =========

                                                             PERCENTAGE CHANGE
                                                             -----------------
                                                       THREE MONTHS       SIX MONTHS
                                                      ENDED SEPT. 30,   ENDED SEPT. 30,
                                                      2004 OVER 2003    2004 OVER 2003
                                                      --------------    --------------
REVENUES AND GROSS PROFIT:
Revenues:
   The Work Number services........................        22.0%             26.7%
   Unemployment cost management services...........        15.8              15.4
   Maintenance and support ........................       (36.1)            (31.8)
     Total revenues................................        16.1              17.8
Gross profit:
   The Work Number services........................        20.2%             26.9%
   Unemployment cost management services...........        24.5              20.0
   Maintenance and support ........................       (38.6)            (32.7)
     Total gross profit............................        19.4              20.8

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services...........................
Unemployment cost management services..............
Maintenance and support............................

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services........................        22.0%            26.7%
   Unemployment cost management services...........        15.8             15.4
   Maintenance and support.........................       (36.1)           (31.8)
     Total revenues................................        16.1             17.8
Cost of revenues...................................        11.7             14.0
Gross profit.......................................        19.4             20.8
Operating expenses:
   Selling and marketing...........................        12.3             14.4
   General and administrative......................        17.5             22.2
     Total operating expenses......................        15.0             18.4
Operating income...................................        29.1             26.5
Other income (expense), net........................       212.0            757.6
   Earnings from continuing operations before
     income tax....................................        21.4            (10.3)
Income tax expense.................................        23.0             22.6
    Earnings from continuing operations............        20.4            (31.2)
Earnings from discontinued operations, net of
 tax ..............................................       486.4            187.0
Net earnings ......................................        23.6%           (27.6)

   * - not meaningful

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003

Revenues. Total revenues increased 16.1% to $36.6 million in the second quarter of fiscal 2005 from $31.5 million in the second quarter of fiscal 2004. Total revenues increased 17.8% to $72.7 million in the first half of fiscal 2005 from $61.7 million in the first half of fiscal 2004.

Revenues from The Work Number services increased 22.0% to $14.2 million in the second quarter of fiscal 2005 from $11.6 million in the second quarter of fiscal 2004. Revenues from The Work Number services increased 26.7% to $28.6 million in the first half of fiscal 2005 from $22.6 million in the first half of fiscal 2004. The increases were due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers and additional records added to the database. Additionally, fiscal 2005 includes revenues related to the acquisition of the employment verification business and applicant screening business - - which we call "HireXpress" - - from Sheakley-Uniservice, Inc., as described in Note 5 of Notes to Unaudited Consolidated Financial Statements.

The mortgage industry, pre-employment screeners, and consumer finance businesses are the primary revenue generators for The Work Number. The balance between mortgage-related and pre-employment-related verification revenues began to shift back from its widest historical spread in the first quarter of fiscal 2004 toward a more traditional balance near the end of fiscal 2004 and into fiscal 2005. Additionally, beginning in fiscal 2004, we gradually increased revenues from social services agencies. The table below indicates the percentage of The Work Number revenues contributed by pre-employment screeners, mortgage businesses, consumer finance businesses, social services, other businesses, and other Work Number services during the last eight quarters.

                                   FISCAL 2003                     FISCAL 2004                  FISCAL  2005
                               ------------------    -------------------------------------    ----------------
     REVENUE SOURCE            3RD QTR    4TH QTR    1ST QTR   2ND QTR   3RD QTR   4TH QTR    1ST QT   2ND QTR
                               -------    -------    -------   -------   -------   -------    ------   -------
Pre-Employment ...........        27%        19%        20%       21%       22%       17%       18%      19%
Mortgage .................        38         33         41        40        34        29        35       34
Consumer Finance .........        16         16         15        16        16        17        16       21
Social Services ..........         5          5          6         7        10         8        13        8
Other ....................         3          3          5         5         5         4         5        5
Other Work Number
Services .................        11         24         13        11        13        25        13       13

As of the end of the second fiscal quarter of 2005, we had 100.2 million records "live" on The Work Number service, a 21.1% increase from the second quarter of fiscal 2004. This marked the first time our number of "live" records has exceeded 100 million records. Our "live" and backlog accounts totaled 105.8 million records as of September 30, 2004.

Revenue from the ePayroll service increased 42.0% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, as several large clients have begun using this service. Revenue from the ePayroll service increased 45.8% in the first half of fiscal 2005 compared to the first half of fiscal 2004. During the first half of fiscal 2005, both contracted business and the sales pipeline appeared to have gained momentum. We believe that the revenue run-rate will continue to increase over the next six to nine months. Surveys of major employers indicate that they are focused on eliminating pay-stubs and paper checks and replacing them with web-based pay-statements and paycards. We believe we are well-positioned to play a key role in that expected trend.

Revenues from unemployment cost management services increased 15.8% to $21.7 million in the second quarter of fiscal 2005 from $18.7 million in the second quarter of fiscal 2004. Revenues from unemployment cost management services increased 15.4% to $42.6 million in the first half of fiscal 2005 from $36.9 million in the first half of fiscal 2004. The increases were due primarily to the acquisition of the unemployment compensation business of Sheakley-Uniservice, Inc. effective April 1, 2004, as part of the Sheakley Businesses as described in Note 5 of Notes to Unaudited Consolidated Financial Statements.

As expected, revenues from maintenance and support decreased 36.1% to $780,000 in the second quarter of 2005 from $1.2 million in the second quarter of fiscal 2004. Revenues from maintenance and support decreased 31.8% to $1.5 million in the first half of 2005 from $2.2 million in the first half of fiscal 2004. The decreases were primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. In the second quarter of fiscal 2005, as a result of requests from a number of our clients, we agreed to extend these support services until December 2005. We anticipate revenues from maintenance and support will continue to decrease over time from current quarter levels.

Gross Profit. Total gross profit increased 19.4% to $21.6 million in the second quarter of fiscal 2005 from $18.1 million in the second quarter of fiscal 2004. Gross margin increased to 59.0% in the second quarter of fiscal 2005 from 57.3% in the second quarter of fiscal 2004. Total gross profit increased 20.8% to $42.1 million in the first half of fiscal 2005 from $34.8 million in the first half of fiscal 2004. Gross margin increased to 57.9% in the first half of fiscal 2005 from 56.5% in the first half of fiscal 2004.

The Work Number services gross profit increased 20.2% to $10.3 million, or 72.3% of corresponding revenue, in the second quarter of fiscal 2005 from $8.5 million, or 73.4% of corresponding revenue, in the second quarter of fiscal 2004. The Work Number services gross profit increased 26.9% to $20.5 million, or 71.6% of corresponding revenue, in the first half of fiscal 2005 from $16.1 million, or 71.5% of corresponding revenue, in the first half of fiscal 2004. The increases in gross profit were due primarily to revenue increases. Additionally, more transactions were performed over the web, which has a lower average transaction cost compared to transactions performed through either our 900 or 800 telephone services.

Unemployment cost management services gross profit increased 24.5% to $10.8 million, or 49.8% of corresponding revenue, in the second quarter of fiscal 2005 from $8.7 million, or 46.3% of corresponding revenue, in the second quarter of fiscal 2004. Unemployment cost management services gross profit increased 20.0% to $20.6 million, or 48.3% of corresponding revenue, in the first half of fiscal 2005 from $17.1 million, or 46.4% of corresponding revenue, in the first half of fiscal 2004. The increases in gross profit were due primarily to higher revenues. The increases in gross margin were due to cost savings realized through our consolidation of the operational infrastructure, partially offset by a lower gross margin in the Sheakley Businesses. We expect to continue to realize improvements in the gross margin of this line of business as we continue to identify and implement process improvement initiatives.

Maintenance and support gross profit decreased 38.6% to $548,000, or 70.3% of corresponding revenue, in the second quarter of fiscal 2005, from $892,000, or 73.1% of corresponding revenue, in the second quarter of fiscal 2004. Maintenance and support gross profit decreased 32.7% to $1.1 million, or 69.6% of corresponding revenue, in the first half of fiscal 2005, from $1.6 million, or 70.5% of corresponding revenue, in the first half of fiscal 2004. The decreases in gross profit were due to the decline in revenues. The decline in gross margin was due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink.

Selling and Marketing Expenses. Selling and marketing expenses increased 12.3% to $6.6 million in the second quarter of fiscal 2005 from $5.9 million in the second quarter of fiscal 2004. As a percentage of revenues, such expenses declined to 18.1% in the second quarter of fiscal 2005 from 18.7% in the second quarter of fiscal 2004. Selling and marketing expenses increased 14.4% to $13.6 million in the first half of fiscal 2005 from $11.9 million in the first half of fiscal 2004. As a percentage of revenues, such expenses declined to 18.8% in the first half of fiscal 2005 from 19.3% in the first half of fiscal 2004. The increases in expenses were primarily due to increased commissions, which resulted from our higher revenues. Selling and marketing expenses as a percentage of revenues improved as a result of the higher revenue levels, improved leveraging of our selling and marketing infrastructure and our continued focus on expense control.

General and Administrative Expenses. General and administrative expenses increased 17.5% to $7.8 million in the second quarter of fiscal 2005 from $6.6 million in the second quarter of fiscal 2004. As a percentage of revenues, such expenses increased to 21.3% in the second quarter of fiscal 2005 compared to 21.0% in the second quarter of fiscal 2004. General and administrative expenses increased 22.2% to $15.4 million in the first half of fiscal 2005 from $12.6 million in the first half of fiscal 2004. As a percentage of revenues, such expenses increased to 21.2% in the first half of fiscal 2005 compared to 20.5% in the first half of fiscal 2004. The increased expenses and higher expenses as a percentage of revenues resulted primarily from expanding our infrastructure to accommodate our growing business and the financial consolidation of the Sheakley Businesses.

Other Income (Expense), Net. Other income (expense), net decreased to $702,000 of net other expense in the second quarter of fiscal 2005 from $225,000 in the second quarter of fiscal 2004. Other income (expense), net decreased to $4.2 million of net other expense in the first half of fiscal 2005 from $493,000 in the first half of fiscal 2004. Interest expense increased in fiscal 2005 due to higher outstanding borrowings to fund the acquisition of the Sheakley Businesses. In the first quarter of fiscal 2005, we recorded a $3.0 million charge related to a potential SEC settlement, as discussed in Note 9 of Notes to Unaudited Consolidated Financial Statements.

Income Tax Expense. Our effective income tax rate was 39.5% in the second quarter of fiscal 2005 compared to 39.0% in the second quarter of fiscal 2004. Our effective income tax rate in the first half of fiscal 2005 was 52.3% compared to 38.8% in the year-earlier period. The $3.0 million charge related to a potential SEC settlement, as discussed in other income (expense), net, above, is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operating activities, except as described below. In addition to cash provided by operating activities, we have access to our $15.0 million revolving credit facility.

Net cash provided by operating activities increased to $11.8 million in the first half of fiscal 2005 compared to $10.9 million in the first half of fiscal 2004. The increase in cash provided by operating activities was primarily due to improved operating results, as well as to changes in working capital.

Net cash used in investing activities increased to $11.6 million in the first half of fiscal 2005 from $6.6 million in the first half of fiscal 2004. In the first half of fiscal 2005, our restricted cash balance of $38.6 million was used to fund the approximately $40 million acquisition of the Sheakley Businesses, as discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements. In the first half of fiscal 2005, capital expenditures and capitalized software development costs totaled $4.7 million, compared to $2.7 million in the first half of fiscal 2004. These capital expenditures were principally for computer equipment and software. At September 30, 2004, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

Net cash used in financing activities decreased to $5.0 million in the first half of fiscal 2005 compared to $10.0 million in the first half of fiscal 2004. The decrease in fiscal 2005 is primarily due to a $3.3 million "excess cash flow" payment made during the first half of fiscal 2004 as required under our Loan Agreement. Additionally, in the first half of fiscal 2004, we repurchased $1.8 million in stock.

Our working capital was $4.1 million at September 30, 2004 compared to $6.0 million at March 31, 2004. Working capital decreased in the first half of fiscal 2005 primarily due to the accrual for the potential SEC settlement, as described in Note 9 of Notes to Unaudited Consolidated Financial Statements.

As discussed above, the SEC is investigating certain of our prior financial statements, which have previously been restated. We have been in discussions with the SEC regarding a potential settlement. On August 12, 2004, we announced that we had reached an agreement in principle with the Securities and Exchange Commission's Enforcement Division, under which we would pay a fine of $2.5 million and would consent, without admitting any wrongdoing, to the entry of an SEC order prohibiting us from violating certain securities laws in the future. The agreement in principle was reached with the SEC staff and must be approved by the Commission in Washington, D.C. before it becomes final. We recorded a reserve of $3.0 million related to the potential SEC settlement in the first fiscal quarter of 2005. Due to the inherent uncertainties of matters of this nature, we cannot accurately predict the ultimate outcome of the SEC investigation. If we are not able to reach a final settlement, the SEC could initiate regulatory proceedings, an enforcement action, or other remedies against us. An unfavorable outcome could trigger an event of default under our Loan Agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations.

Currently, based on cash and cash equivalents on hand, together with anticipated cash flows from operating activities, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months. Our strategy contemplates that we will consider acquisitions from time to time. We expect that such acquisitions may require that we access additional credit. Following the completion of the recent acquisitions as discussed in Note 11 of Notes to Unaudited Consolidated Financial Statements, unless we further amend our loan agreement, we no longer will have any availability under either of Term Loan A or Term Loan B. We cannot assure that additional credit would be available on acceptable terms. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates.

Our accounts receivable increased to $17.3 million at September 30, 2004 from $15.5 million at March 31, 2004 due primarily to a higher level of billings during the second quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004.

On September 5, 2002, our board of directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions, during the 36 month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 306,211 shares of our common stock. Except for the 211,825 shares remaining in the treasury at September 30, 2004, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

During the quarter ended September 30, 2004, we continued our quarterly dividend program, declaring a $0.06 per share cash dividend, totaling $824,000, on September 9, 2004. The dividend was paid on October 15, 2004 to shareholders of record on September 20, 2004. In order to declare this dividend, we amended the Loan Agreement to increase the maximum amount of permitted cash dividends to six cents per share per calendar quarter, without increasing the annual maximum permitted amount of $3.5 million per fiscal year.

We are a party to a Loan Agreement, described more fully in Note 7 of Notes to Unaudited Consolidated Financial Statements. We have entered into two interest rate swap agreements totaling $23.5 million of the $45.0 million outstanding under our Term Loan as a means of reducing our interest rate exposure. As of September 30, 2004, the fair value of the interest rate swaps in the amount of $383,000 is included in accrued expenses and other liabilities. The interest rate swaps are described more fully in Note 8 of Notes to Unaudited Consolidated Financial Statements.

We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

We are cooperating with a pending SEC investigation and are a defendant in pending lawsuits which are described in Note 9 of Notes to Unaudited Consolidated Financial Statements.

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

On October 4, 2004, President Bush signed the Working Families Tax Relief Act of 2004, which extended the provisions for the Work Opportunity Tax Credit and the Welfare to Work Tax Credit available to employers through December 31, 2005. The companies that we acquired in October 2004, as discussed in Note 11 of Notes to Unaudited Consolidated Financial Statements, specialize in obtaining federal and state tax credits and incentives for their clients. Following the completion of these acquisitions, our expanded tax service capabilities should help employers obtain credits under these reauthorized programs. See "Risk Factors - - Risks Related to Our Business - - Changes in tax laws could adversely impact our business and results of operations" for more information about these programs.

NON-GAAP FINANCIAL MEASURES

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Specifically, in this Quarterly Report on Form 10-Q we have used non-GAAP financial measures to eliminate the effect on earnings from continuing operations and diluted earnings per share of a $3.0 million charge we recorded in connection with the potential SEC settlement described above.

The following table presents a reconciliation of earnings from continuing operations and diluted earnings per share, which exclude a non-operating charge related to the potential SEC settlement, to the comparable GAAP measures for the six months ended September 30, 2004:

Reconciliation of Adjusted Earnings from Continuing Operations to GAAP Earnings from Continuing Operations:

Adjusted earnings from continuing operations           $   7.1 million
Less: Reserve for contingent claim                         3.0 million
                                                       -------
GAAP earnings from continuing operations               $   4.1 million
                                                       =======

Reconciliation of Adjusted Diluted Earnings Per Share to GAAP Diluted Earnings Per Share:

Adjusted diluted EPS from continuing operations        $ 0.50
Less: Reserve for contingent claim                       0.21
                                                       ------
GAAP diluted EPS from continuing operations            $ 0.29
                                                       ======

Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We use these non-GAAP measures internally to evaluate the performance of our businesses, including to allocate resources and to evaluate results relative to incentive compensation targets. We believe that presentation of these non-GAAP financial measures provides useful information to investors because these measures exclude elements that we do not consider to be indicative of our results from operations and allow for an equivalent comparison to prior period results.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Some of the risks and uncertainties that may cause our operating results to vary from anticipated results or that may adversely affect our operating results are as follows:

OUR FUTURE GROWTH IS SUBSTANTIALLY DEPENDENT ON OUR ABILITY TO INCREASE THE SIZE AND RANGE OF APPLICATIONS FOR THE WORK NUMBER DATABASE.

In order to successfully grow our business, we will have to make The Work Number and related business process outsourcing services increasingly attractive to a greater number of large organizations, their employees and verifiers. To achieve this goal, we believe that we will need to increase the number of employee records contained in The Work Number database, the amount and type of information contained in those records and the number of services that make use of those records. Our strategy for increasing the size of The Work Number database is based in part on strategic alliances with several providers of payroll and human resources outsourcing services. Our success will depend on the interest and commitment of these providers, which is entirely at their discretion. Some of these companies compete with us in certain service areas. Our strategy is also based in part on strategic acquisitions of businesses with databases of employee information, such as our acquisition of the Sheakley Businesses. If we are unable to attract and retain a sufficient number of employer clients, if we cannot persuade them to include a greater amount of information in the employee records they provide us, or if we fail to develop additional applications to use this information, we may not achieve our growth objectives.

OUR REVENUES FROM THE WORK NUMBER MAY FLUCTUATE IN RESPONSE TO CERTAIN ECONOMIC CONDITIONS SUCH AS RESIDENTIAL MORTGAGE ACTIVITY AND EMPLOYMENT TRENDS.

A significant portion of our revenues from The Work Number depends on residential mortgage-related and employment-related activity. We charge a fee for each request from mortgage lenders and pre-employment screeners to verify employment and income information. Therefore, a decrease in activity within either of these segments would reduce our overall number of transactions per record in the database. This reduction in transactions, whether due to increases in interest rates or otherwise, could cause our revenues and profitability to be harmed. For example, during a portion of fiscal year 2004, revenues for The Work Number services were adversely affected by a slowdown in the refinancing segment of the mortgage loan market.

THE MARKET FOR THE WORK NUMBER DEPENDS IN PART ON THE REQUIREMENTS ESTABLISHED BY PURCHASERS IN THE SECONDARY MORTGAGE MARKET, AND OUR REVENUES AND PROFITABILITY WOULD BE SIGNIFICANTLY HARMED IF THESE REQUIREMENTS WERE RELAXED OR ELIMINATED.

We believe that residential mortgage lenders are among the most active users of The Work Number. They utilize our services to verify employment, income and related information. The demand for this verification is driven in part by the requirements of the Federal National Mortgage Association, which is also known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which is also known as Freddie Mac, the leading purchasers of residential mortgages in the United States. These agencies currently require specific information, including independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages they purchase having a loan-to-value ratio in excess of 75%. Accordingly, most lenders seek this information from mortgage applicants. If Fannie Mae or Freddie Mac were to reduce the requirement for employment and income data or eliminate the requirement for independent verification thereof, our revenues and profitability would be significantly harmed.

AS WE PERFORM LARGE-SCALE PROCESSING OF VERIFICATIONS, THERE IS AN INCREASED RISK OF BREACH OF CONFIDENTIALITY, WHICH MAY RESULT IN DAMAGE CLAIMS AND LOSS OF CUSTOMERS.

As we seek to increase the use of The Work Number database by verifiers with frequent need of verification, we plan to use new methods of verification. These verifiers may be large mortgage lenders, pre-employment screeners, social services agencies, child support enforcement agencies or other volume verifiers. These volume verifiers may obtain verifications in large volume or "batch" transactions using different means and requiring less proof of authorization than smaller verifiers. We expect that these volume verifiers will enter into contracts by which they agree that they will not use the income verification service unless they have been authorized by the employee to do so, or have legal authority to obtain the information. Many of the industries that utilize The Work Number for large scale processing of verifications have high turnover which may lead to the verifier failing to terminate access privileges to The Work Number in a timely manner. We have the ability to conduct regular audits of these volume verifiers to ensure compliance with documentation requirements. However, there is a risk that the verifier may not have the requisite authority, and that there may be claims for breach of privacy or confidentiality against TALX, claims for damages by employees and employers and resulting loss of employer relationships, which could significantly harm our results of operations.

IF WE ARE UNABLE TO MAINTAIN THE ACCURACY, PRIVACY AND CONFIDENTIALITY OF EMPLOYEE INFORMATION IN THE WORK NUMBER AND OUR OTHER DATABASES, WE MAY FACE SIGNIFICANT CLAIMS AND OUR REPUTATION COULD BE HARMED.

The Work Number services depend on the accuracy of highly confidential employment and income history and other information which employers provide to us and which we convert for use in The Work Number and our other services. Although we have a number of protective measures in place, any inaccuracies in such information - - whether in the recording of such information, the unauthorized access to information, or otherwise - - or our inability to keep such information confidential, may give rise to claims against us and adversely affect market acceptance of The Work Number and our other services. Our financial condition, results of operations and reputation may be significantly harmed if any asserted claims were ultimately decided against us.

CHANGES IN ECONOMIC CONDITIONS OR CHANGES TO UNEMPLOYMENT COMPENSATION LAWS COULD LIMIT UNEMPLOYMENT COMPENSATION CLAIMS, CAUSING EMPLOYERS TO QUESTION THE VALUE OF UNEMPLOYMENT COMPENSATION MANAGEMENT AND LIMITING OPPORTUNITIES FOR TAX PLANNING.

The difficult economic environment and consequent staff reductions by many employers have resulted in an increase in unemployment compensation claims, and employers have more readily recognized the value of our unemployment compensation management and unemployment compensation tax planning services. As economic conditions improve, and claims decrease, employers may question the value of these services. If economic conditions do not improve, states with significant budget challenges may take legislative or regulatory steps to reduce unemployment benefits or to close tax-planning opportunities, which could reduce the opportunities for service to employers. In such situations, our revenues could be harmed. For example, as a result of uncertain economic conditions we experienced lower revenue levels in our unemployment cost management services business during fiscal year 2004. The UC eXpress revenue stream is characterized by annual retainers that provide a revenue base with upside potential through contingency billings from tax consulting or through additional billings if claims processed, or the performance measures, exceed contractually set levels. For example, during fiscal year 2004, uncertain economic conditions contributed to a reduction in activity in our unemployment tax consulting business and current claims activity was less than expected.

If new statutes or regulations were adopted that restricted our business or the ability of others to provide us with payroll and HR information, or existing statutes or regulations were deemed to apply to us or such third parties, we may be required to change our activities and revise or eliminate our services, which could significantly harm our revenues and operations.

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

IF THE FAIR CREDIT REPORTING ACT APPLIES TO THE WORK NUMBER SERVICES, OUR BUSINESS AND REVENUES COULD BE HARMED.

The Fair Credit Reporting Act, which we refer to as the FCRA, applies to "consumer reporting agencies" that engage in the practice of "assembling or evaluating" certain information relating to consumers. It is unclear whether the FCRA applies to The Work Number services. It is our position that The Work Number services do not cause us to be a consumer reporting agency and that the FCRA does not apply to The Work Number services. Although there is no conclusive legal authority concerning whether the FCRA applies to The Work Number services, recent public concerns relating to privacy and identity theft issues may increase the risk of action by consumers through litigation or by the Federal Trade Commission, or the "FTC," or state regulatory authority, which enforce the FCRA. If a court or the FTC or state regulatory authority were to determine that the FCRA applies to the Work Number services, we could be subject to claims for damages, penalties and attorneys' fees and may experience negative publicity and reputational harm. Additionally, we could incur increased operational costs and need to change the manner in which we administer The Work Number services. For example, the FCRA requires that a consumer reporting agency determine that there be a "permissible purpose" before disclosing a consumer report and furnish certain notices and information in writing to consumers as consumer reports are used. If required, we could have difficulty complying with these procedures for certain types of transactions; The Work Number services are designed to operate via the web and interactive voice response, instead of paper. We would need to incur capital expenditures which could be significant in an effort to make our systems compliant with the FCRA. Further, we might have to eliminate certain types of transactions, resulting in loss of revenue. As a result, while it is difficult to estimate the ultimate impact on us in the event the FCRA were deemed to apply to The Work Number services, our business, operations, results of operations and financial condition could be significantly harmed.

PRIVACY LEGISLATION OR INTERPRETATIONS OF EXISTING LAWS COULD RESTRICT OUR BUSINESS.

Personal privacy has become a significant issue in the United States. Some commentators, privacy advocates and government bodies have recommended limitations on, or taken actions to limit, the use of personal information by those collecting this information. For example, in 1999, Congress enacted the Gramm-Leach-Bliley Act, which contains provisions protecting the privacy of consumer non-public personal information collected by financial institutions. Additionally, federal privacy regulations relating to the use and disclosure of individually identifiable health information were issued by the Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996, or "HIPAA." Additional regulations under HIPAA are scheduled to become effective on April 15, 2005. These privacy regulations could impose additional costs and could limit our use and disclosure of such information. Some states have also enacted consumer and health information privacy protection laws.

If new statutes or regulations were adopted that restricted our business, or existing statutes or regulations were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our revenues and operations.

CHANGES IN TAX LAWS COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF
OPERATIONS.

Certain of our revenues and profits from continuing operations were derived from our tax services businesses. Moreover, as discussed in Note 11 of Notes to Unaudited Consolidated Financial Statements, we believe that the businesses that we acquired in October 2004 will add to these revenues and profits.

At any time, the tax laws or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations could adversely affect us. For example, on October 22, 2004, the President signed the "American Jobs Creation Act of 2004." While we do not believe this Act contains any provisions that are likely to have an adverse effect on our business, we are currently evaluating its impact. On October 4, 2004, the President signed the "Working Families Tax Relief Act of 2004," which extended the provisions of the Work Opportunity Tax Credit and the Welfare to Work Tax Credit available to employers through December 31, 2005, after which date, without further Congressional action, these programs would again lapse and no longer be available to our clients. This law additionally made the extension retroactive to January 1, 2004, allowing employers with qualified employees hired during the hiatus period that followed the former expiration of the programs on December 31, 2003 to access these tax credits for 2004.

The businesses that we acquired in October 2004 assist employers in identifying employment-related tax incentive programs available to them under both federal and state tax legislation. Although these programs have been historically renewed retroactively by Congress following their lapsing in accordance with their terms, Congress may not similarly renew such programs in the future. Moreover, if programs lapse, any future renewals may not be retroactive, which means that the value of such programs to our clients could be reduced to such an extent that they no longer desire our tax credit services. Any non-renewal of these tax credit programs, the renewal of such programs without retroactive effect, or other adverse change in tax legislation could adversely affect our business and results of operations.

IF THE SUTA DUMPING PREVENTION ACT OF 2004 APPLIES TO OUR TAX PLANNING SERVICES, OUR BUSINESS AND REVENUES COULD BE HARMED.

On August 9, 2004 the President signed the "SUTA Dumping Prevention Act of 2004." In the past, some employers found ways to manipulate state experience rating systems so that these employers paid lower state employment compensation taxes than their unemployment experience would otherwise allow. This practice is referred to as

"SUTA dumping." "SUTA" refers to state unemployment tax acts, but has also been referred to "state unemployment tax avoidance." Most frequently these avoidance tactics involved mergers, acquisitions or corporate restructurings, the legality of which depended upon state laws. The SUTA Dumping Prevention Act of 2004 established a nationwide minimum standard to curb SUTA dumping. The law also established penalties for employers and their advisors who knowingly violate those state law provisions.

Our unemployment cost management services include advising clients as to unemployment compensation taxes. We fully support the measures enacted in the SUTA dumping legislation, and we believe the advice we have given does not include advice to clients to take any action which would be prohibited under the legislation. However, there can be no assurance that we have not and will not provide advice to clients or that our clients have not taken or will not take action which runs afoul of the SUTA Dumping Prevention Act of 2004. We could be subject to "meaningful civil and criminal penalties," as the statute provides, for violations of the law. We could also be subject to negative publicity, harm to our reputation, and strained relationships with state agencies which are important to our business if we were accused of advising clients to take actions in violation of the SUTA dumping guidelines, or if clients took such actions at a time when we were providing advice on unemployment compensation taxes. The new law has not been interpreted or applied, and, as a consequence, it is difficult to predict the impact of the new law on our tax planning services.

INTERRUPTIONS TO OUR COMPUTER NETWORK OR TELEPHONE OPERATIONS COULD SIGNIFICANTLY HARM OUR REVENUES AND INDUSTRY REPUTATION.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our data processing centers against damage from fire, power loss, telecommunications failures, unauthorized intrusion and other events. We have data processing centers located in St. Louis, Missouri; Columbus, Ohio; Cleveland, Ohio; and Plano, Texas, which areas have historically been vulnerable to natural disasters and other risks, such as floods, earthquakes and tornadoes. We back-up software and related data files regularly and store the back-up files off-site at a nearby secure facility. A portion of the data is also replicated to an off-site storage area network for high availability. We cannot assure you that these measures will eliminate the risk of extended interruption of our operations. We also rely on local and long-distance telephone companies to provide dial-up access, Web and corporate intranet access to our services. We have not established an alternative disaster recovery facility, which would serve to protect us from losses of employee record information due to damage to our data storage facilities. Any damage or failure that interrupts our operations or destroys some or all of our database of employee records could have a material adverse effect on our revenues, profitability and industry reputation.

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

      -     the length of the sales cycle; and

      -     general economic conditions.

We cannot assure you that we will be able to sustain our level of total revenue or our historical rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, our operating results will fall below our targets and the expectations of stock market analysts and investors. In such event, the price of the notes and our common stock could decline significantly.

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

On August 12, 2004, we announced that we have reached an agreement in principle with the Securities and Exchange Commission's Enforcement Division, under which we would pay a fine of $2.5 million and would consent, without admitting any wrongdoing, to the entry of an SEC order prohibiting us from violating certain securities laws in the future. The agreement in principle was reached with the SEC staff and must be approved by the Commission in Washington, D.C. before it becomes final. We recorded a reserve of $3.0 million related to the potential SEC settlement in the first fiscal quarter of 2005. Due to the inherent uncertainties of matters of this nature, we cannot accurately predict the ultimate outcome of the SEC investigation. If we are not able to reach a final settlement, the SEC could initiate regulatory proceedings, an enforcement action, or other remedies against us. An unfavorable outcome could trigger an event of default under our Loan Agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW BUSINESS PROCESS OUTSOURCING SERVICES AND ENHANCED FUNCTIONALITY TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR MARKETS, OUR RESULTS OF OPERATIONS WOULD BE SIGNIFICANTLY HARMED.

The business process outsourcing industry is characterized by rapidly changing technology and our future success will depend upon our ability to keep pace with technological developments. In particular, the market for self-service applications through the Web and corporate intranets using browser software is rapidly evolving.

To remain competitive, we must continually change and improve our services in response to changes in operating systems, application software, computer and telephony hardware, communications, database and networking systems, programming tools and computer language technology. Additionally, we must also introduce new business process outsourcing services and add functionality to existing services in response to changing market conditions and client demand.

The development of new, technologically advanced services is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technology and market trends.

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

WE DEPEND ON THIRD-PARTY SOFTWARE AND HARDWARE, WHICH EXPOSES US TO DISRUPTION IF THOSE PRODUCTS ARE NO LONGER SUPPORTED OR DEVELOP DEFECTS.

Our services involve integration with both operating systems and products developed by others. If any third-party software or hardware, such as Microsoft Windows server products, Microsoft development tools, Oracle database software, Sun Solaris, Informix database software, Intel Media processing hardware or Sybase Power Builder development tools, become unavailable for any reason, fail to integrate with our services or fail to be supported by their respective vendors or to operate properly, we would have to redesign our services. We cannot assure you that we could accomplish any redesign in a cost-effective or timely manner. Further, if third-parties release new versions of these systems or products before we develop services compatible with such new releases, demand for our services might decline, thereby harming our revenues and profitability.

We believe that if any supplier agreement expires or is canceled or otherwise terminated, or if a third-party supplier refuses to sell to us, we could locate any number of different suppliers. However, it would require a significant amount of time to integrate the relevant technology from the new supplier, which would result in a significant delay in our ability to offer the particular enhancement. We could also experience difficulties integrating the new supplier's technology with our services. We cannot assure you we could accomplish any such integration in a cost-effective manner. Significant delays in the offering of service or product enhancements due to integration of technology from new suppliers could significantly harm our revenues and profitability.

OUR SERVICES MAY CONTAIN DEFECTS OR LACK ADEQUATE SECURITY, WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT OUR ATTENTION FROM PRODUCT DEVELOPMENT EFFORTS AND RESULT IN A LOSS OF CUSTOMERS.

As a result of their complexity, business process outsourcing services and hardware and software may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure you that, despite testing by us and our clients, errors will not occur in services and systems after implementation. The occurrence of such errors could result in potential security issues or loss or delay in market acceptance of our services, which could significantly harm our revenues and our reputation.

Web or other users could access without authorization or otherwise disrupt our web and corporate intranet services. Such unauthorized access and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our clients, which could result in significant liability to us, could cause the loss of existing clients and could discourage potential new clients.

THE LOSS OF KEY MANAGEMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends in large part on the retention of key management, especially William W. Canfield, the Chairman of our board of directors and our President and Chief Executive Officer, who has served in that capacity for more than 15 years. We would likely undergo a difficult transition period if we were to lose the services of our key management, including Mr. Canfield, which would materially and adversely affect our business and prospects.

BECAUSE OF INTENSE COMPETITION FOR TRAINED PERSONNEL, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL ON A COST-EFFECTIVE BASIS.

Our success depends in large part upon our ability to identify, hire, retain and motivate highly-skilled employees. Competition for highly-skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our ability to develop new services and maintain customer relationships.

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

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO SELL OUR SERVICES.

Other parties have asserted in the past, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, we have entered into a license to use various interactive voice response and computer telephony technologies that required us to make an initial payment and to pay future royalties. Further, we have not conducted a search to determine whether the technology we have used in our services infringes or misappropriates intellectual property held by other third-parties. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights.

Any claims asserting that our services infringe or may infringe proprietary rights of third-parties, if determined adversely to us, could significantly harm our results of operations. Any claims, with or without merit, could:

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

In the event a claim against us were successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our services to avoid infringement, our revenues, results of operations and competitive position would be harmed.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM OUR RESULTS OF OPERATIONS AND REPUTATION.

Our success and ability to compete is dependent in part on our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of trade secret, trademark and copyright laws to establish and protect our intellectual property.

We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code, access to our databases and the disclosure and use of our other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Further, we have not included copyright notices on all of our copyrightable intellectual property. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar services, potentially resulting in the loss of one or more competitive advantages and decreased revenues.

Despite our efforts to protect our proprietary rights, existing trade secret, copyright, patent and trademark laws afford us only limited protection. Others may attempt to copy or reverse engineer aspects of our services or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technologies or to deter others from developing similar technologies. Further, monitoring the unauthorized use of our products and other proprietary rights is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our results of operations and reputation.

WE FACE COMPETITION FROM A BROAD RANGE OF COMPANIES.

The markets for our services are extremely competitive and subject to rapid technological change.

We consider the primary competitors to The Work Number and the unemployment cost management business to be Employers Unity and Jon-Jay Associates, which are unemployment cost management providers offering employment and income verification services. Additionally, we are aware of a number of employers and some software and service providers who have established systems similar to ePayroll and W-2 eXpress for their internal use and believe additional competitors may emerge.

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

WE MAY BE EXPOSED TO POTENTIAL RISKS RESULTING FROM NEW REQUIREMENTS THAT WE EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending March 31, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal 2005. Furthermore, our independent registered public accounting firm, KPMG LLP, will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS AND MISSOURI LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, DESPITE THE POSSIBLE BENEFITS TO OUR SHAREHOLDERS.

A number of provisions of our articles of incorporation and bylaws and Missouri law could make it difficult for a third party to acquire, or discourage a third party from attempting to acquire control of us. These provisions:

      -     provide for a classified board of directors;

      - limit the right of shareholders to remove directors or change the size of the board of directors;

      - limit the right of shareholders to fill vacancies on the board of directors;

      - limit the right of shareholders to act by written consent and to call a special meeting of shareholders or propose other actions;

      - provide that the bylaws may be amended only by the majority vote of the board of directors, and shareholders will not be able to amend the bylaws without first amending the articles of incorporation;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2004, we had $45.0 million principal outstanding on Term Loan A, of which $23.5 million was hedged with interest rate swap contracts. On an annual basis, a 100 basis point change in interest rates would result in an approximate $215,000 change to our annual interest expense, based on net variable borrowings of $21.5 million.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                        TALX CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 10 of Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our Company or any affiliated purchasers during the quarter ended September 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                TOTAL NUMBER OF     MAXIMUM NUMBER
                                                                                SHARES PURCHASED     OF SHARES THAT
                                                                                   AS PART OF          MAY YET BE
                                            TOTAL NUMBER                            PUBLICLY        PURCHASED UNDER
                                              OF SHARES        AVERAGE PRICE    ANNOUNCED PLANS      THE PLANS OR
                  PERIOD                    PURCHASED (1)     PAID PER SHARE    OR PROGRAMS (1)        PROGRAMS
------------------------------------------  -------------     --------------    ---------------        --------
July 1, 2004 to July 31, 2004.............        --                --                --                693,789
August 1, 2004 to August 31, 2004.........        --                --                --                693,789
September 1, 2004 to September 30, 2004...        --                --                --                693,789
                                               -----             -----             -----
     Total................................        --                --                --                693,789
                                               =====             =====             =====

(1) On September 5, 2002, our Board of Directors authorized us to repurchase up to one million shares of our common stock in the open market or through privately negotiated transactions during the 36 month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, no shares were repurchased during the quarter ended June 30, 2004. Cumulative shares repurchased under this plan as of September 30, 2004 amount to 306,211.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of TALX Corporation was held at 2:00 p.m. local time, on Thursday, September 9, 2004, in St. Louis, Missouri. Of the total 13,727,291 shares of common stock issued, outstanding and eligible to be voted at the meeting, 13,120,173 shares, representing the same number of votes, were represented in person or by proxy at the meeting. Four matters were submitted to a vote of the shareholders at the meeting.

ELECTION OF DIRECTORS. The shareholders elected Tony G. Holcombe, a nominee of the Board of Directors, to hold office for a term expiring in 2007. The voting results are set forth below:

        NOMINEE                     FOR                  WITHHELD               BROKER NON-VOTE
-----------------------             ---                  --------               ---------------
Tony  G. Holcombe               12,466,233               653,940                       0

ELECTION OF DIRECTORS. The shareholders elected Craig E. LeBarge , a nominee of the Board of Directors, to hold office for a term expiring in 2007. The voting results are set forth below:

        NOMINEE                     FOR                  WITHHELD               BROKER NON-VOTE
------------------------            ---                  --------               ---------------
Craig E. LeBarge                12,637,763               482,410                       0

AMENDMENT OF THE TALX CORPORATION OUTSIDE DIRECTORS' STOCK OPTION PLAN. The shareholders approved the second amendment to the TALX Corporation Outside Directors' Stock Option Plan. The voting results are set forth below:

       FOR                   AGAINST                 ABSTAIN                     BROKER NON-VOTE
------------------           -------                 -------                     ---------------
    9,800,152               1,141,255                173,185                        2,005,581

RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS. The shareholders ratified KPMG LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 2005. The voting results are set forth below:

       FOR                   AGAINST                 ABSTAIN
------------------           -------                 -------
    12,359,653               512,309                 248,211

In addition to the directors elected at the meeting, Eugene M. Toombs, M. Stephen Yoakum, William W. Canfield and Richard F. Ford are directors whose terms continued after the meeting.

Under the Articles of Incorporation and Bylaws of TALX Corporation, for purposes of determining whether votes have been cast, abstentions and broker "non-votes" are counted as present for purposes of determining the number of shares represented by proxy at the meeting and have the same effect as if the shares represented thereby were voted against the nominee or the approval or ratification of the subject matter of the proposal.

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS

      See Exhibit Index.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TALX CORPORATION

Date: November 2, 2004         By:            /s/ WILLIAM W. CANFIELD
                                   --------------------------------------------
                                                William W. Canfield
                                              Chairman, President and
                                              Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 2, 2004         By:              /s/ L. KEITH GRAVES
                                   --------------------------------------------
                                                  L. Keith Graves
                                            Chief Financial Officer and
                                                 Assistant Secretary
                                   (Principal Financial and Accounting Officer)

                        TALX CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
 NUMBER     DESCRIPTION
 ------     -----------
 2.1        Asset Purchase Agreement by and among TALX Corporation and
            Sheakley-Uniservice, Inc., Sheakley Interactive Services, LLC and
            Larry Sheakley dated as of March 22, 2004 and incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed
            April 15, 2004+

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

10.1        Amended and Restated Loan Agreement among LaSalle Bank National
            Association, as Administrative Agent, the Lenders named therein and TALX Corporation dated as of March 31, 2004 incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K Filed
            April 15, 2004+

10.2        First Amendment to Amended and Restated Loan Agreement among LaSalle
            Bank National Association, as Administrative Agent, the Lenders named therein and TALX Corporation dated as of September 9, 2004

10.3        Second Amendment to Amended and Restated Loan Agreement among
            LaSalle Bank National Association, as Administrative Agent, the
            Lenders named therein and TALX Corporation dated as of September 30,
            2004

10.4        Second Amendment to TALX Corporation Outside Directors' Stock Option
            Plan incorporated by reference to Exhibit 4.3 to our Registration
            Statement on Form S-8 (File No. 333-119933) filed on October 25,
            2004*

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

*     Indicates a compensatory plan or arrangement.