Form 10-Q
period 2004-12-31
TALX CORP
filed 2005-02-04
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2004 or

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

   (State or other jurisdiction of incorporation or      (I.R.S. Employer
                    organization)                       Identification No.)

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

As of February 2, 2004 there were 13,839,063 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Registrant.

Exhibit Index is on page 31.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                     PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

               Consolidated Balance Sheets as of March 31, 2004 and December 31, 2004...............   3

               Consolidated Statements of Earnings for the Three and Nine Months Ended
               December 31, 2003 and 2004...........................................................   4

               Consolidated Statements of Cash Flows for the Nine Months Ended
               December 31, 2003 and 2004...........................................................   5

               Notes to Unaudited Consolidated Financial Statements ................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ..  15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk .............................  25

Item 4.     Controls and Procedures ................................................................  25

                                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ......................................................................  26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ............................  26

Item 5.     Other Information ......................................................................  26

Item 6.     Exhibits ...............................................................................  29

Signatures  ........................................................................................  30

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                    2004             2004
                                                                                -----------     ------------
                                                                                                (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $   8,568        $   8,231
     Short term investments                                                           1,475            7,615
     Accounts receivable, less allowance for doubtful accounts of $1,096 at
        March 31, 2004 and $2,974 at December 31, 2004                               15,456           19,474
     Work in progress, less progress billings                                         1,714            1,814
     Prepaid expenses and other current assets                                       10,406            4,520
     Deferred tax assets, net                                                            30              580
                                                                                  ---------        ---------
        Total current assets                                                         37,649           42,234
Restricted cash                                                                      38,645                -
Property and equipment, net of accumulated depreciation of $13,044 at
     March 31, 2004 and $17,059 at December 31, 2004                                  8,966           11,254
Capitalized software development costs, net                                           3,186            3,293
Goodwill                                                                            106,739          133,896
Other intangibles, net                                                               17,387           47,023
Other assets                                                                          1,418            1,187
                                                                                  ---------        ---------
                                                                                  $ 213,990        $ 238,887
                                                                                  =========        =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $   1,374        $   3,086
     Accrued expenses and other current liabilities                                  16,794           16,925
     Dividends payable                                                                  682              829
     Current portion of long term debt                                               10,000           11,800
     Deferred revenue                                                                 2,803            4,673
                                                                                  ---------        ---------
        Total current liabilities                                                    31,653           37,313
Deferred tax liabilities, net                                                         5,912            7,213
Long term debt, less current portion                                                 40,000           48,650
Other non-current liabilities                                                         2,608            2,410
                                                                                  ---------        ---------
        Total liabilities                                                            80,173           95,586
                                                                                  ---------        ---------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.01 par value; authorized 5,000,000 shares and no
        shares issued or outstanding at March 31, 2004 and December 31, 2004              -                -
     Common stock, $.01 par value; authorized 30,000,000 shares, issued
        13,948,542 shares at March 31, 2004 and December 31, 2004                       140              140
     Additional paid-in capital                                                     163,190          164,197
     Deferred compensation                                                                -             (244)
     Accumulated deficit                                                            (25,536)         (18,856)
     Accumulated other comprehensive income:
        Unrealized loss on interest rate swap contract, net of tax of $33
             at March 31, 2004 and $73 at December 31, 2004                             (51)            (112)
     Treasury stock, at cost, 301,041 shares at March 31, 2004 and
        133,590 shares at December 31, 2004                                          (3,926)          (1,824)
                                                                                  ---------        ---------
           Total shareholders' equity                                               133,817          143,301
                                                                                  ---------        ---------
                                                                                  $ 213,990        $ 238,887
                                                                                  =========        =========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (unaudited)

                                                           THREE MONTHS ENDED DEC. 31,   NINE MONTHS ENDED DEC. 31,
                                                          ---------------------------   ---------------------------
                                                                2003            2004          2003           2004
                                                          -----------   -------------   -----------   -------------
Revenues:
     The Work Number services                             $    10,028   $      15,558   $    32,597   $      44,163
     Tax management services                                   18,356          23,605        55,241          66,167
     Maintenance and support                                    1,060             677         3,295           2,201
                                                          -----------   -------------   -----------   -------------
        Total revenues                                         29,444          39,840        91,133         112,531
                                                          -----------   -------------   -----------   -------------
Cost of revenues:
     The Work Number services                                   3,106           4,186         9,531          12,309
     Tax management services                                    9,289          11,260        29,048          33,267
     Maintenance and support                                      390             253         1,050             717
                                                          -----------   -------------   -----------   -------------
        Total cost of revenues                                 12,785          15,699        39,629          46,293
                                                          -----------   -------------   -----------   -------------
        Gross profit                                           16,659          24,141        51,504          66,238
                                                          -----------   -------------   -----------   -------------
Operating expenses:
     Selling and marketing                                      5,558           6,965        17,481          20,603
     General and administrative                                 6,678           8,460        19,317          23,909
                                                          -----------   -------------   -----------   -------------
        Total operating expenses                               12,236          15,425        36,798          44,512
                                                          -----------   -------------   -----------   -------------
        Operating income                                        4,423           8,716        14,706          21,726
                                                          -----------   -------------   -----------   -------------
Other income (expense), net:
     Interest income                                               14              66            51             122
     Interest expense                                            (205)           (827)         (740)         (2,110)
     Reserve for contingent claim                                   -               -             -          (3,000)
     Other, net                                                     -               1             4               -
                                                          -----------   -------------   -----------   -------------
        Total other income (expense), net                        (191)           (760)         (685)         (4,988)
                                                          -----------   -------------   -----------   -------------
        Earnings from continuing operations before
            income tax expense                                  4,232           7,956        14,021          16,738
Income tax expense                                              1,693           3,143         5,485           7,797
                                                          -----------   -------------   -----------   -------------
        Earnings from continuing operations                     2,539           4,813         8,536           8,941
Discontinued operations, net of income taxes:
     Earnings from discontinued operations, net                    28               8           127              15
     Gain on disposal of discontinued operations, net               -             145             -             425
                                                          -----------   -------------   -----------   -------------
        Earnings from discontinued operations                      28             153           127             440
                                                          -----------   -------------   -----------   -------------
Net earnings                                              $     2,567   $       4,966   $     8,663   $       9,381
                                                          ===========   =============   ===========   =============

Basic earnings per share:
     Continuing operations                                $      0.19   $        0.35   $      0.63   $        0.65
     Discontinued operations                                        -            0.01          0.01            0.03
                                                          -----------   -------------   -----------   -------------
        Net earnings                                      $      0.19   $        0.36   $      0.64   $        0.68
                                                          ===========   =============   ===========   =============

Diluted earnings per share:
     Continuing operations                                $      0.18   $        0.33   $      0.60   $        0.62
     Discontinued operations                                        -            0.01          0.01            0.03
                                                          -----------   -------------   -----------   -------------
        Net earnings                                      $      0.18   $        0.34   $      0.61   $        0.65
                                                          ===========   =============   ===========   =============

Weighted average number of shares outstanding - basic      13,566,750      13,774,937    13,534,278      13,725,965
                                                          ===========   =============   ===========   =============
Weighted average number of shares outstanding - diluted    14,311,935      14,542,469    14,212,126      14,393,656
                                                          ===========   =============   ===========   =============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                 NINE MONTHS ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                   2003                 2004
                                                                                ----------           --------
Cash flows from operating activities:
     Net earnings                                                               $    8,663           $  9,381
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
            Depreciation and amortization                                            6,048              7,874
            Deferred compensation                                                        -                 14
            Deferred taxes                                                           1,718                751
            Net assets of business held for sale                                      (117)                 -
            Change in assets and liabilities, excluding those acquired:
               Accounts receivable, net                                              2,504             (2,746)
               Work in progress, less progress billings                               (421)              (100)
               Prepaid expenses and other current assets                            (1,968)             6,316
               Other assets                                                            (10)               122
               Accounts payable                                                       (375)             1,493
               Accrued expenses and other current liabilities                          523               (485)
               Deferred revenue                                                       (400)               (70)
               Other non-current liabilities                                           100               (251)
                                                                                ----------           --------
                  Net cash provided by operating activities                         16,265             22,299
                                                                                ----------           --------
Cash flows from investing activities:
     Additions to property and equipment                                            (4,202)            (4,709)
     Decrease in restricted cash                                                         -             38,645
     Acquisitions, net of cash received                                             (1,734)           (59,285)
     Purchases of short-term investments                                            (3,975)            (6,140)
     Proceeds from sale of short-term investments                                    1,700                  -
     Capitalized software development costs                                           (605)            (1,538)
                                                                                ----------           --------
                  Net cash used in investing activities                             (8,816)           (33,027)
                                                                                ----------           --------
Cash flows from financing activities:
     Issuance of common stock                                                        1,785              2,132
     Purchase of common stock                                                       (1,795)                 -
     Borrowings under long-term debt facility                                            -             18,000
     Repayments under long-term debt facility                                      (10,763)            (7,550)
     Dividends paid                                                                 (1,756)            (2,191)
                                                                                ----------           --------
                  Net cash provided by (used in) financing activities              (12,529)            10,391
                                                                                ----------           --------
                  Net decrease in cash and cash equivalents                         (5,080)              (337)
Cash and cash equivalents at beginning of period                                     9,409              8,568
                                                                                ----------           --------
Cash and cash equivalents at end of period                                      $    4,329           $  8,231
                                                                                ==========           ========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2004 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2004. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2004.

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

                                                           THREE MONTHS ENDED DECEMBER 31,        NINE MONTHS ENDED DECEMBER 31,
                                                          ----------------------------------    ----------------------------------
                                                                2003              2004               2003                2004
                                                          ---------------    ---------------    ---------------    ---------------
BASIC EARNINGS PER SHARE:
Net earnings:
    Continuing operations .............................   $     2,539,000    $     4,813,000    $     8,536,000    $     8,941,000
    Discontinued operations ...........................            28,000            153,000            127,000            440,000
                                                          ---------------    ---------------    ---------------    ---------------
        Net earnings ..................................   $     2,567,000    $     4,966,000    $     8,663,000    $     9,381,000
                                                          ===============    ===============    ===============    ===============

Weighted average number of common shares outstanding...        13,948,542         13,948,542         13,948,542         13,948,542
Less: weighted average number of treasury shares ......          (381,792)          (173,605)          (414,264)          (222,577)
                                                          ---------------    ---------------    ---------------    ---------------
    Weighted average number of common and common
        equivalent shares outstanding .................        13,566,750         13,774,937         13,534,278         13,725,965
                                                          ===============    ===============    ===============    ===============
Basic earnings per common share:
    Continuing operations .............................   $          0.19    $          0.35    $          0.63    $          0.65
    Discontinued operations ...........................                --               0.01               0.01               0.03
                                                          ---------------    ---------------    ---------------    ---------------
        Net earnings ..................................   $          0.19    $          0.36    $          0.64    $          0.68
                                                          ===============    ===============    ===============    ===============

                                                                   THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------   -----------------------------
                                                                      2003                2004           2003             2004
                                                                   ----------          -----------   ------------      -----------
DILUTED EARNINGS PER SHARE:
Net earnings:
     Continuing operations......................................   $2,539,000          $ 4,813,000   $  8,536,000      $ 8,941,000
     Discontinued operations....................................       28,000              153,000        127,000          440,000
                                                                   ----------          -----------   ------------      -----------
         Net earnings...........................................   $2,567,000          $ 4,966,000   $  8,663,000      $ 9,381,000
                                                                   ==========          ===========   ============      ===========

Weighted average number of common shares outstanding............   13,948,542           13,948,542     13,948,542       13,948,542
Weighted average number of shares issuable under employee
     stock plans................................................        7,392                7,270          9,762            7,270
Weighted average number of restricted shares outstanding........           --                7,174             --            2,400
Dilutive effect of the exercise of stock options................      700,998              715,771        633,142          621,665
Dilutive effect of the exercise of warrants.....................       36,795               37,317         34,944           36,356
Less: weighted average number of treasury shares................     (381,792)            (173,605)      (414,264)        (222,577)
                                                                   ----------          -----------   ------------      -----------
     Weighted average number of common and common
         equivalent shares outstanding..........................   14,311,935           14,542,469     14,212,126       14,393,656
                                                                   ==========          ===========   ============      ===========
Diluted earnings  per common share:
     Continuing operations......................................   $     0.18          $      0.33   $       0.60      $      0.62
     Discontinued operations....................................           --                 0.01           0.01             0.03
                                                                   ----------          -----------   ------------      -----------
         Net earnings...........................................   $     0.18          $      0.34   $       0.61      $      0.65
                                                                   ==========          ===========   ============      ===========

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

                                                              THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------   ------------------------------
                                                                 2003                2004          2003                2004
                                                              -----------         -----------   ----------           ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, as reported...................................    $  2,567            $ 4,966       $ 8,663              $ 9,381
Stock-based employee compensation cost, net of taxes........         310                415         1,125                1,136
                                                                --------            -------       -------              -------
     Net earnings, pro forma................................    $  2,257            $ 4,551       $ 7,538              $ 8,245
                                                                ========            =======       =======              =======
Basic earnings per share:
     As reported............................................    $   0.19            $  0.36       $  0.64              $  0.68
     Pro forma..............................................        0.17               0.33          0.56                 0.60

Diluted earnings per share:
     As reported............................................    $   0.18            $  0.34       $  0.61              $  0.65
     Pro forma..............................................        0.16               0.31          0.53                 0.57

No options were granted in the third quarter of fiscal 2005. The fair value of options granted in the first quarter of fiscal 2005 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 65%, risk-free interest rate of 3.75%, expected life of 7.0 years, and an expected dividend yield of 0.90%. The fair value of option grants for the three- and nine-month periods ended December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 80%, risk-free interest rate of 3.25%, expected life of 7.5 years, and an expected dividend yield of 0.90%.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), "Share-Based Payment", effective for our fiscal quarter ended September 30, 2005. This statement requires companies to recognize over the vesting period compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. While we are currently evaluating the impact of the adoption of SFAS No. 123(R), we expect that the adoption of this statement could have a material impact on our net earnings.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended December 31, 2003 and 2004 was $2.6 million and $5.1 million, respectively, and for the nine months ended December 31, 2003 and 2004 was $8.8 million and $9.3 million, respectively. The difference between comprehensive income and net income arose from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $4.5 million and $4.9 million for the nine months ended December 31, 2003 and 2004, respectively. Cash paid for interest totaled $625,000 and $1.9 million for the nine months ended December 31, 2003 and 2004, respectively.

We declared a $0.06 per share cash dividend, totaling $829,000, on October 26, 2004. The dividend was payable January 14, 2005 to shareholders of record on December 17, 2004.

NOTE 5 - ACQUISITIONS

Effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening businesses (collectively, the "Sheakley Businesses") of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, for approximately $40 million, including transaction costs, subject to certain post-closing adjustments. The purchase price was determined based on arms'-length negotiations and was paid in cash. In order to finance the acquisition, we borrowed approximately $40 million under our Term Loan A, as further discussed in Note 7 below. As a result of this transaction, the Sheakley Businesses were consolidated with TALX effective April 1, 2004.

On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. The acquisitions were structured as stock purchases for cash. The purchase prices for the acquisitions were determined based on arms'-length negotiations and totaled approximately $19 million. Additionally, the TBT Enterprises and Net Profit, Inc. acquisition agreements include provisions for potential earn-out payments if certain future financial performance measures are achieved before October 31, 2005 and October 31, 2006, respectively. The acquisitions were financed through $18.0 million in borrowings under Term Loan A and Term Loan B pursuant to our amended and restated loan agreement and the remainder in cash. These acquisitions enhance our existing tax management services offerings by allowing us to offer clients expanded services in connection with processing of the federally reinstated work opportunity ("WOTC") and welfare to work ("WTW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings. As a result of these transactions, TBT Enterprises and Net Profit, Inc. were consolidated with TALX effective October 15, 2004 and October 25, 2004, respectively.

The following table summarizes the preliminary purchase price allocations of the estimated fair values of the assets acquired and liabilities assumed for the acquired businesses as of the effective dates of the acquisitions.

                                           SHEAKLEY         TBT
                                          BUSINESSES     ENTERPRISES    NET PROFIT, INC.
                                          ----------     -----------    ----------------
                                                       (IN THOUSANDS)
Cash and cash equivalents..............    $    --        $    311         $    239
Accounts receivable, net...............      1,304              87              115
Other current assets...................         17              19              160
Property and equipment, net............        665              --              930
Goodwill and intangible assets.........     40,193           9,063            9,128
Other non-current assets...............         75              --               --
                                           -------        --------         --------
     Total assets acquired.............     42,254           9,480           10,572
                                           -------        --------         --------

Deferred revenue.......................      1,920              20               --
Current liabilities....................        393             316              380
Other non-current liabilities..........         53              --               --
                                           -------        --------         --------
     Total liabilities assumed.........      2,366             336              380
                                           -------        --------         --------

     Net assets acquired...............    $39,888        $  9,144         $ 10,192
                                           =======        ========         ========

The table below reflects unaudited pro forma combined results of TALX and the acquired businesses as if the acquisitions had occurred on April 1, 2003:

                                                 THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------   ------------------------------
                                                    2003                 2004         2003               2004
                                                 ----------           ----------   ---------           ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma revenues..........................      $ 35,890             $  39,840   $ 111,454           $ 115,284
Pro forma net earnings......................         2,739                 4,966      10,274               8,991
Pro forma basic earnings per share..........          0.20                  0.36        0.76                0.66
Pro forma diluted earnings per share........          0.19                  0.34        0.72                0.62

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2004.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisitions of the Sheakley Businesses, TBT Enterprises, and Net Profit, Inc., as discussed in Note 5 above; Ti3, Inc.; Johnson & Associates; the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; and James E. Frick, Inc., d/b/a The Frick Company, TALX acquired certain identifiable intangible assets. These assets were recorded in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."

The following table summarizes goodwill and other intangible asset activity for the nine months ended December 31, 2004 (dollars in thousands).

                                                                                     OTHER INTANGIBLE ASSETS
                                                               -----------------------------------------------------------------
                                                                 CUSTOMER        CUSTOMER      TRADE         NON-
                                                    GOODWILL   RELATIONSHIPS     RECORDS       NAME         COMPETE      TOTAL
                                                   ---------   -------------     --------     -------      ---------    --------
GROSS CARRYING VALUES:
   March 31, 2004..............................    $ 106,739   $      17,838     $  2,184     $    --      $     212    $ 20,234
     Acquisition of the Sheakley Businesses....       17,432          22,100           --          --            700      22,800
     Acquisition of TBT Enterprises............        4,423           4,290           --          --            350       4,640
     Acquisition of Net Profit, Inc............        4,688           3,800           --         140            500       4,440
     Adjustment of prior acquisition costs.....          614              --           --          --             --          --
                                                   ---------   -------------     --------     -------      ---------    --------
   December 31, 2004...........................    $ 133,896   $      48,028     $  2,184     $   140      $   1,762    $ 52,114
                                                   =========   =============     ========     =======      =========    ========

ACCUMULATED AMORTIZATION:
   March 31, 2004..............................    $      --   $       2,415     $    293     $    --      $     139    $  2,847
     Amortization..............................           --           1,976          109          12            147       2,244
                                                   ---------   -------------     --------     -------      ---------    --------
   December 31, 2004...........................    $      --   $       4,391     $    402     $    12      $     286    $  5,091
                                                   =========   =============     ========     =======      =========    ========

Weighted average lives (in years)..............                         16.2         15.0         2.0            5.7        15.8
                                                               =============     ========     =======      =========    ========

Amortization of other intangible assets was $2.2 million for the nine months ended December 31, 2004 and is projected to be $3.1 million, $3.6 million, $3.5 million, $3.4 million, and $3.2 million for the fiscal years ended March 31, 2005 through 2009, respectively.

NOTE 7 - LONG-TERM DEBT

During the quarter ended September 30, 2004, we amended our amended and restated loan agreement to increase the amount of cash dividends we are permitted to pay, to allow for the SEC settlement discussed below, and to extend the availability of term loan funds to finance our acquisitions of TBT Enterprises and Net Profit, Inc., as discussed in Note 5 above. Among other things, the amendments increased the maximum amount of permitted cash dividends to six cents per share per calendar quarter, up to the annual maximum permitted amount of $3.5 million per fiscal year. The amendments also extended the period of time during which we could make additional draws under Term Loan A and Term Loan B from September 30, 2004 to December 31, 2004. Following the acquisitions of TBT Enterprises and Net Profit, Inc., unless we further amend our loan agreement, we no longer will have any availability under either of Term Loan A or Term Loan B. We have not borrowed under our $15.0 million revolving credit facility and it remains available.

As discussed in Note 9 below, the SEC has investigated certain of our prior financial statements, which previously have been restated. The amendments to our loan agreement permit us to make payment of up to $3.0 million in settlement of the SEC investigation. Due to the inherent uncertainties of matters of this nature, we cannot predict the ultimate outcome of the SEC investigation. If we are not able to reach a settlement, the SEC could initiate regulatory proceedings or an enforcement action against us. An unfavorable outcome could trigger an event of default under our loan agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENT

We have entered into two interest rate swap agreements designed to effectively fix the interest rate on $20.5 million of borrowings of the $60.5 million borrowed under our loan agreement. Under these agreements, we pay a fixed rate of 3.45% as to $1.5 million of borrowings and 3.72% as to $19.0 million of borrowings and receive a variable rate of LIBOR, which is designed to equal the LIBOR rate that applies to borrowings under our loan agreement. The notional amounts of our interest rate swap agreements step down according to the same schedule as payment obligations under our loan agreement. All payment dates and maturity dates in the swap agreements are the same as our loan agreement.

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

As of December 31, 2004, the fair value of the interest rate swaps in the amount of $185,000 is included in accrued expenses and other liabilities.

We do not use financial instruments for trading or speculative purposes.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We are a defendant from time to time in lawsuits. Except to the extent described below, based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us or our consolidated subsidiaries.

As previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, on December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of TALX, against TALX, certain of our executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford) (collectively, the "Individual Defendants"), and two underwriters (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.) in our August 2001 secondary common stock offering ("Secondary Offering"). The case purportedly is brought on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 18, 2001 and October 1, 2001 ("Putative Class Period"), including as part of the Secondary Offering. The complaint alleges, among other things, that certain statements in the registration statement and prospectus for the Secondary Offering, as well as other statements made by us and/or the Individual Defendants during the Putative Class Period, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against TALX and the Individual Defendants, violations of
Section 11 of the Securities Act of 1933 against TALX, the Individual Defendants and the underwriters, and violation of Section 15 of the Securities Act of 1933 against Mr. Canfield.

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

As previously disclosed, the Securities and Exchange Commission, which we refer to as the "Commission" or the "SEC", initially commenced an investigation into our financial results for the 2001 and 2002 fiscal years. We are cooperating fully with the investigation. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who has resigned from the Company) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter states that the SEC staff will allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that are the subject of our prior restatement, as disclosed in our Annual Report on Form 10-K/A for the year ended March 31, 2002. We and the individuals filed separate responses to the Wells letter. Since the time of the Wells submissions, the Commission investigated our accounting for other items, including those which were the subject of the restatements discussed in our Annual Report on Form 10-K for the year ended March 31, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. The remedies the Commission may consider, if appropriate, include an injunction against us and the individuals and an officer and director bar and disgorgement and civil money penalties against us and/or the individuals.

In anticipation of a settlement with the SEC, we recorded a reserve of $3.0 million in the first quarter of fiscal year 2005. This charge was included in "other income (expense), net" in the consolidated statement of earnings for the quarter ended June 30, 2004. On August 12, 2004, we announced that we have made an offer of settlement to the Enforcement Division of the SEC, under which we would pay a fine of $2.5 million and would consent, without admitting any wrongdoing, to the entry of an SEC order prohibiting us from violating certain securities laws in the future. The SEC staff has indicated its willingness to recommend our offer to the Commission in Washington, D.C. Our offer of settlement does not constitute an offer of settlement from the Commission, and the SEC staff is unable to make any assurances regarding the Commission's consideration or determination of any offer of settlement.

Due to the inherent uncertainties of matters of this nature, we cannot accurately predict the ultimate outcome of the SEC investigation and have not adjusted our reserve. If the SEC decides not to finally approve the offer of settlement, it could initiate regulatory proceedings or an enforcement action against us. An unfavorable outcome could trigger an event of default under our loan agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations. Separately, William W. Canfield, our president and chief executive officer, has advised us that he made an offer of settlement that the SEC staff has indicated it is prepared to recommend be approved by the Commission in Washington, D.C. to settle an ongoing investigation that includes him. The terms of the offer include the payment of a civil penalty and the disgorgement of certain amounts. In connection with the offer, he also expects to consent, without admitting or denying any wrongdoing, not to violate certain specified provisions of U.S. securities laws in the future. The offer of settlement made by Mr. Canfield does not constitute an offer of settlement from the Commission, and the SEC staff is unable to make any assurances regarding the Commission's consideration or determination of any offer of settlement.

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

In addition to matters set forth above, we are also party to other lawsuits and claims that arise in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not likely to have a material adverse effect on our consolidated financial position or results of operations.

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

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc., and as of January 22, 2005 we had received $1.8 million of principal and $132,000 of interest payments in connection with the note.

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

The results of operations for this business for the three and nine months ended December 31, 2003 and 2004 were as follows:

                                                    THREE MONTHS ENDED DECEMBER 31,  NINE MONTHS ENDED DECEMBER 31,
                                                    -------------------------------  ------------------------------
                                                         2003             2004            2003            2004
                                                    --------------   -------------   -------------   -------------
                                                                            (IN THOUSANDS)
Revenues .........................................  $           --   $          --   $          --   $          --
                                                    ==============   =============   =============   =============

Earnings from discontinued operations ............  $           45   $          13   $         212   $          24
Gain on disposal of discontinued operations ......              --             240              --             703
                                                    --------------   -------------   -------------   -------------
   Earnings from discontinued operations .........              45             253             212             727
Income tax expense ...............................              17             100              85             287
                                                    --------------   -------------   -------------   -------------
   Net earnings from discontinued operations .....  $           28   $         153   $         127   $         440
                                                    ==============   =============   =============   =============

NOTE 11 - SUBSEQUENT EVENTS

On January 5, 2005, our Board of Directors declared a 3-for-2 stock split, to be effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. The stock split will require retroactive restatement of all historical per share data in our fiscal fourth quarter ending March 31, 2005. The table below reflects unaudited pro forma earnings per share as if the 3-for-2 stock split had been effected in the financial statements included in this Form 10-Q:

                                                                   THREE MONTHS ENDED DECEMBER 31,  NINE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------  ------------------------------
                                                                       2003             2004             2003             2004
                                                                   -------------   ---------------  --------------   -------------
Net earnings:
   Continuing operations.......................................    $   2,539,000   $     4,813,000  $    8,536,000   $   8,941,000
   Discontinued operations.....................................           28,000           153,000         127,000         440,000
                                                                   -------------   ---------------  --------------   -------------
      Net earnings.............................................    $   2,567,000   $     4,966,000  $    8,663,000   $   9,381,000
                                                                   =============   ===============  ==============   =============

Pro forma basic earnings per common share:
   Continuing operations.......................................    $        0.13   $          0.23  $         0.42   $        0.44
   Discontinued operations.....................................               --              0.01            0.01            0.02
                                                                   -------------   ---------------  --------------   -------------
      Net earnings.............................................    $        0.13   $          0.24  $         0.43   $        0.46
                                                                   =============   ===============  ==============   =============

Pro forma diluted earnings per common share:
   Continuing operations.......................................    $        0.12   $          0.22  $         0.40   $        0.41
   Discontinued operations.....................................               --              0.01            0.01            0.02
                                                                   -------------   ---------------  --------------   -------------
      Net earnings.............................................    $        0.12   $          0.23  $         0.41   $        0.43
                                                                   =============   ===============  ==============   =============

Pro forma weighted average number of shares outstanding
   -  basic....................................................       20,350,125        20,662,405      20,301,417      20,588,947
                                                                   =============   ===============  ==============   =============
Pro forma weighted average number of shares outstanding
    - diluted..................................................       21,467,902        21,813,705      21,318,189      21,590,484
                                                                   =============   ===============  ==============   =============

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

OVERVIEW

We are the leading provider of automated employment and income verification and tax management services and a leader in providing payroll and human resources business process outsourcing. Our services use web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers to obtain payroll and human resources information and to allow employees and their managers to review and modify information in payroll and human resources management information systems on a self-service basis. Further, we provide unemployment insurance claims processing, unemployment tax planning and management services, and assistance in obtaining hiring tax credits and other federal, state and local tax credits and incentives to a broad range of employers. We provide services that enable both large and mid-size corporations, including approximately two-thirds of the Fortune 500 companies, as well as government agencies, to outsource the performance of payroll and human resources business processes that would otherwise be performed by their own payroll or human resources department. Our focus is on eliminating paper and manual steps from routine payroll and human resources-related processes. We interact with various payroll and human resources systems and payroll services, but are virtually independent of the solutions our clients select.

As discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements, effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, which we refer to collectively as the "Sheakley Businesses". Additionally, on October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. These acquisitions enhance our existing tax management services offerings by allowing us to offer clients expanded services in connection with processing of the federally reinstated work opportunity ("WOTC") and welfare to work ("WtW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings.

As a result of these acquisitions, in the third quarter of fiscal 2005, we renamed as "Tax Management Services" our service offerings we previously referred to as "Unemployment Cost Management Services". We believe that this new name better represents the breadth of services we now offer in the tax management field, and we have not reclassified or changed our operating segments.

We recognized third quarter fiscal 2005 revenues of $39.8 million, a 35.3% increase over the $29.4 million in revenue reported in the comparable period in fiscal 2004. The Work Number services revenue increased 55.1% as compared to the comparable period in fiscal 2004, while revenues in our tax management services business increased 28.6% compared to the comparable period. Our gross profit grew to $24.1 million, or 60.6% of revenues, compared to $16.7 million, or 56.6% of revenues, in the comparable period in fiscal 2004. Earnings from continuing operations grew 89.6 percent to $4.8 million, or 33 cents per diluted share, compared to $2.5 million, or 18 cents per diluted share, in the comparable period in fiscal 2004.

For the nine months ended December 31, 2004, we recognized revenues of $112.5 million, a 23.5% increase over the $91.1 million in revenue reported in the comparable period in fiscal 2004. The Work Number services revenue increased 35.5% as compared to the comparable period in fiscal 2004, while revenues in our tax management services business increased 19.8% compared to the comparable period. Our gross profit grew to $66.2 million, or 58.9% of revenues, compared to $51.5 million, or 56.5% of revenues in the first nine months of fiscal 2004.

Earnings from continuing operations were $8.9 million, or 62 cents per diluted share, including a $3.0 million non-operating charge recognized in the fiscal 2005 first quarter related to the potential SEC settlement. Excluding this non-operating charge, earnings from continuing operations would have been $11.9 million, or 83 cents per diluted share, representing a 39.9 percent increase compared to $8.5 million, or 60 cents per diluted share in the first nine months of fiscal 2004. See "Non-GAAP Financial Measures" below for a reconciliation of differences from the comparable GAAP measure.

SERVICES AND PRODUCTS

Our services and products fall within three general categories: The Work Number services, tax management services and maintenance and support related to our former customer premises systems business. We discontinued the operation of our human resources and benefits application services business in the first fiscal quarter of 2004, retaining certain contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned to another service provider within the next 6 months. See Note 10 of Notes to Unaudited Consolidated Financial Statements for more information regarding this business.

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

W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to existing clients and other large employers. Using data provided by employers, we distribute original W-2 forms (both electronically and in paper form through business alliances) to the employees of our clients and provide an automated process to enable these employees to request corrections to their W-2 forms and obtain additional copies via the web, telephone or direct download into their tax software. Through our T4 eXpress service, we offer similar initial distribution and reissue functionality for Canadian employees of our W-2 eXpress clients. The majority of W-2 eXpress clients are billed based upon either the number of unique W-2s or the number of employees, generally pursuant to multi-year contracts. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period. Additionally, we have some W-2 eXpress clients that are billed on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

ePayroll. ePayroll (or Paperless Pay) is a suite of payroll self-service applications that enables employees, via the web or by telephone, to receive pay statement information, access current and historical payroll information, review and change direct deposit account or paycard information, review and change W-4 information, update personal information, and enroll in selected paycard services chosen by their employer.

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

HireXpress. The HireXpress service was added to our portfolio of services through our acquisition of the businesses from Sheakley-Uniservice, Inc., as noted above. HireXpress is an applicant screening and automated hiring work flow service that is designed to electronically provide clients a steady stream of qualified job candidates. Job candidates provide their responses to job requirements over the web or telephone. Using HireXpress, employers can specify job requirements, screen potential workers, schedule candidate interviews, capture candidate responses, automate the hiring process work flow and maintain all required documentation. We believe this service is particularly valuable to our clients in high turnover industries. HireXpress clients are billed for initial set-up fees and per transaction fees or monthly fees. Revenue is recognized on a straight-line basis from the time the service is available for use by our clients through the end of the service period for set-up fees and as services are performed for transaction-based or monthly fees.

      TAX MANAGEMENT SERVICES

We also provide tax management services under the names UC eXpress and TALX Employer Services (through our recent acquisition of the Sheakley Businesses). UC eXpress offers a broad suite of services designed to reduce the cost of processing unemployment claims by human resource departments and to better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress services utilize document imaging, web access, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resource departments of the administrative burden of managing unemployment claims. Following an employee separation, UC eXpress services respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients' rights as an employer. If an employment hearing is required, these UC eXpress services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, our UC eXpress services field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

UC eXpress also offers comprehensive employer tax services. Clients who choose UC eXpress for tax services collaborate with a UC eXpress tax analyst to monitor the clients' unemployment tax accounts, verify tax rates and contribution reports and identify voluntary contribution opportunities. Following the acquisition of Johnson and Associates, which was effective July 1, 2003, our UC eXpress tax services offerings were expanded to include processing of the WOTC and WtW tax credits, which are designed to provide incentives to employers for hiring individuals who have traditionally faced difficulties in securing employment. Our services include assisting employers with integrating WOTC/WtW processing into the current hiring process as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. Effective in the fiscal 2005 third quarter, through the acquisition of Net Profit, Inc. and TBT Enterprises, Inc., we have expanded our existing tax services offerings, including the expansion of our capabilities to process WOTC/WtW credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings, such as enterprise zone credits and training credits.

We charge clients fees pursuant to multi-year contracts, generally billed monthly or quarterly. Many contracts allow for additional charges if transaction activity exceeds a certain threshold. Some tax management services contracts call for contingent fees based upon actual tax savings realized. Revenues from UC eXpress are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Revenue that is contingent upon achieving certain performance criteria, including our hiring tax credit consulting and administration business, is recognized when those criteria are met.

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

      (9) risks relating to the applicability of the SUTA Dumping Prevention Act of 2004 to our tax planning services; and

      (10) the risk of interruption of our computer network and telephone operations, including potential slow-down or loss of business as potential clients review our operations.

See "--Risk Factors" in our Form 10-Q for the period ended September 30, 2004 for a more detailed description of many of these and other risk factors. You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross profit, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated:

                                                                    THREE MONTHS                        NINE MONTHS
                                                                   ENDED DEC. 31,                     ENDED  DEC. 31,
                                                           ----------------------------      --------------------------------
                                                               2003             2004             2003               2004
                                                           ------------     -----------      --------------     -------------
                                                                                  (IN THOUSANDS)
                                                                                   (UNAUDITED)
                                                                       (RESTATED FOR ALL PERIODS PRESENTED)
REVENUES AND GROSS PROFIT:
Revenues:
   The Work Number services..............................  $     10,028     $    15,558      $       32,597     $      44,163
   Tax management services...............................        18,356          23,605              55,241            66,167
   Maintenance and support...............................         1,060             677               3,295             2,201
                                                           ------------     -----------      --------------     -------------
      Total revenues.....................................  $     29,444     $    39,840      $       91,133     $     112,531
                                                           ============     ===========      ==============     =============
Gross profit:
   The Work Number services..............................  $      6,922     $    11,372      $       23,066     $      31,854
   Tax management services...............................         9,067          12,345              26,193            32,900
   Maintenance and support...............................           670             424               2,245             1,484
                                                           ------------     -----------      --------------     -------------
      Total gross profit.................................  $     16,659     $    24,141      $       51,504     $      66,238
                                                           ============     ===========      ==============     =============

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services.................................          69.0%           73.1%               70.8%             72.1%
Tax management services..................................          49.4            52.3                47.4              49.7
Maintenance and support..................................          63.2            62.6                68.1              67.4

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services..............................          34.1%           39.1%               35.8%             39.2%
   Tax management services...............................          62.3            59.2                60.6              58.8
   Maintenance and support...............................           3.6             1.7                 3.6               2.0
                                                           ------------     -----------      --------------     -------------
      Total revenues.....................................         100.0           100.0               100.0             100.0
Cost of revenues.........................................          43.4            39.4                43.5              41.1
                                                           ------------     -----------      --------------     -------------
Gross profit.............................................          56.6            60.6                56.5              58.9
                                                           ------------     -----------      --------------     -------------
Operating expenses:
   Selling and marketing.................................          18.9            17.5                19.2              18.3
   General and administrative............................          22.7            21.2                21.2              21.3
                                                           ------------     -----------      --------------     -------------
      Total operating expenses...........................          41.6            38.7                40.4              39.6
                                                           ------------     -----------      --------------     -------------
Operating income.........................................          15.0            21.9                16.1              19.3
Other income (expense), net..............................          (0.6)           (1.9)               (0.7)             (4.4)
                                                           ------------     -----------      --------------     -------------
   Earnings from continuing operations before
      income tax.........................................          14.4            20.0                15.4              14.9
Income tax expense.......................................           5.8             7.9                 6.0               7.0
                                                           ------------     -----------      --------------     -------------
   Earnings from continuing operations...................           8.6            12.1                 9.4               7.9
Earnings from discontinued operations, net of tax........           0.1             0.4                 0.1               0.4
                                                           ------------     -----------      --------------     -------------
Net earnings.............................................           8.7%           12.5%                9.5%              8.3%
                                                           ============     ===========      ==============     =============

                                                                       PERCENTAGE CHANGE
                                                              -------------------------------------
                                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                   DEC. 31,           DEC. 31,
                                                                2004 OVER 2003     2004 OVER 2003
                                                              ------------------  -----------------
REVENUES AND GROSS PROFIT:
Revenues:
   The Work Number services..............................                   55.1%              35.5%
   Tax management services...............................                   28.6               19.8
   Maintenance and support...............................                  (36.1)             (33.2)
      Total revenues.....................................                   35.3               23.5
Gross profit:
   The Work Number services..............................                   64.3%              38.1%
   Tax management services...............................                   36.2               25.6
   Maintenance and support...............................                  (36.7)             (33.9)
      Total gross profit.................................                   44.9               28.6

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services.................................
Tax management services..................................
Maintenance and support..................................

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services..............................                   55.1%              35.5%
   Tax management services...............................                   28.6               19.8
   Maintenance and support...............................                  (36.1)             (33.2)
      Total revenues.....................................                   35.3               23.5
Cost of revenues.........................................                   22.8               16.8
Gross profit.............................................                   44.9               28.6
Operating expenses:
   Selling and marketing.................................                   25.3               17.9
   General and administrative............................                   26.7               23.8
      Total operating expenses...........................                   26.1               21.0
Operating income.........................................                   97.1               47.7
Other income (expense), net..............................                  297.9              628.2
   Earnings from continuing operations before
      income tax.........................................                   88.0               19.4
Income tax expense.......................................                   85.6               42.2
   Earnings from continuing operations...................                   89.6                4.7
Earnings from discontinued operations, net of tax........                  446.4              246.5
Net earnings.............................................                   93.5%               8.3

THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 2003

Revenues. Total revenues increased 35.3% to $39.8 million in the third quarter of fiscal 2005 from $29.4 million in the third quarter of fiscal 2004. Total revenues increased 23.5% to $112.5 million in the first nine months of fiscal 2005 from $91.1 million in the first nine months of fiscal 2004.

Revenues from The Work Number services increased 55.1% to $15.6 million in the third quarter of fiscal 2005 from $10.0 million in the third quarter of fiscal 2004. Revenues from The Work Number services increased 35.5% to $44.2 million in the first nine months of fiscal 2005 from $32.6 million in the first nine months of fiscal 2004. The increases were due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers and additional records added to the database. Additionally, fiscal 2005 includes revenues related to the acquisition of the employment verification business and the applicant screening and automated hiring work flow business (which we call "HireXpress") from Sheakley-Uniservice, Inc., as described in
Note 5 of Notes to Unaudited Consolidated Financial Statements.

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

                       FISCAL
                        2003                  FISCAL 2004                     FISCAL 2005
                       -------   ------------------------------------  ---------------------------
   REVENUE SOURCE      4TH QTR   1ST QTR  2ND QTR   3RD QTR   4TH QTR  1ST QTR  2ND QTR    3RD QTR
---------------------  -------   -------  -------   -------   -------  -------  -------    -------
Pre-Employment.......     19%       20%     21%       22%       17%       18%     19%        18%
Mortgage.............     33        41      40        34        29        35      34         35
Consumer Finance.....     16        15      16        16        17        16      21         21
Social Services......      5         6       7        10         8        13       8          8
Other................      3         5       5         5         4         5       5          5
Other Work Number
      Services.......     24        13      11        13        25        13      13         13

As of the end of the third fiscal quarter of 2005, we had 104.1 million records "live" on The Work Number service, a 19.1% increase from the third quarter of fiscal 2004. Our "live" and backlog accounts totaled 109.2 million records as of December 31, 2004.

Revenue from the ePayroll service increased 73.2% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, as several large clients have begun using this service in the last year. Revenue from the ePayroll service increased 55.8% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. During the first nine months of fiscal 2005, both contracted business and the sales pipeline appeared to have gained momentum. We believe that the revenue run-rate will continue to increase over the next six to nine months. Our surveys of major employers indicate that they are focused on eliminating pay-stubs and paper checks and replacing them with web-based pay-statements and paycards. We believe we are well-positioned to play a key role in that expected trend.

Revenues from tax management services increased 28.6% to $23.6 million in the third quarter of fiscal 2005 from $18.4 million in the third quarter of fiscal 2004. Revenues from tax management services increased 19.8% to $66.2 million in the first nine months of fiscal 2005 from $55.2 million in the first nine months of fiscal 2004. The increases were due primarily to the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements. In particular, as a result of the reauthorization of certain tax credits included in The Working Families Tax Relief Act of 2004, which became effective in October, many states processed a large portion of the backlog built up by the delay in reauthorization of the tax credits. This resulted in higher revenues than would otherwise have been expected from the WOTC and the WtW tax credit areas during the third quarter of fiscal 2005.

As expected, revenues from maintenance and support decreased 36.1% to $677,000 in the third quarter of 2005 from $1.1 million in the third quarter of fiscal 2004. Revenues from maintenance and support decreased 33.2% to $2.2 million in the first nine months of 2005 from $3.3 million in the first nine months of fiscal 2004. The decreases were primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. In the second quarter of fiscal 2005, as a result of requests from a number of our clients, we agreed to extend these support services through December 2005. We anticipate revenues from maintenance and support will continue to decrease over time from current quarter levels.

Gross Profit. Total gross profit increased 44.9% to $24.1 million in the third quarter of fiscal 2005 from $16.7 million in the third quarter of fiscal 2004. Gross margin increased to 60.6% in the third quarter of fiscal 2005 from 56.6% in the third quarter of fiscal 2004. Total gross profit increased 28.6% to $66.2 million in the first nine months of fiscal 2005 from $51.5 million in the first nine months of fiscal 2004. Gross margin increased to 58.9% in the first nine months of fiscal 2005 from 56.5% in the first nine months of fiscal 2004.

The Work Number services gross profit increased 64.3% to $11.4 million, or 73.1% of corresponding revenue, in the third quarter of fiscal 2005 from $6.9 million, or 69.0% of corresponding revenue, in the third quarter of fiscal 2004. The Work Number services gross profit increased 38.1% to $31.9 million, or 72.1% of corresponding revenue, in the first nine months of fiscal 2005 from $23.1 million, or 70.8% of corresponding revenue, in the first nine months of fiscal 2004. The increases in gross profit were due primarily to revenue increases. Additionally, more transactions were performed over the web, which has a lower average transaction cost compared to transactions performed through either our 900 or toll-free telephone services.

Tax management services gross profit increased 36.2% to $12.3 million, or 52.3% of corresponding revenue, in the third quarter of fiscal 2005 from $9.1 million, or 49.4% of corresponding revenue, in the third quarter of fiscal 2004. Tax management services gross profit increased 25.6% to $32.9 million, or 49.7% of corresponding revenue, in the first nine months of fiscal 2005 from $26.2 million, or 47.4% of corresponding revenue, in the first nine months of fiscal 2004. The increases in gross profit were due primarily to higher revenues. The increases in gross margin were due to cost savings realized through our consolidation of the operational infrastructure, partially offset by a lower gross margin in the Sheakley Businesses. We expect to continue to realize improvements in the gross margin of this line of business over the next six to nine months as we continue to identify and implement process improvement initiatives.

Maintenance and support gross profit decreased 36.7% to $424,000, or 62.6% of corresponding revenue, in the third quarter of fiscal 2005, from $670,000, or 63.2% of corresponding revenue, in the third quarter of fiscal 2004. Maintenance and support gross profit decreased 33.9% to $1.5 million, or 67.4% of corresponding revenue, in the first nine months of fiscal 2005, from $2.2 million, or 68.1% of corresponding revenue, in the first nine months of fiscal 2004. The decreases in gross profit were due to the decline in revenues. The decline in gross margin was due to the fixed nature of personnel and infrastructure costs even as our installed customer base for this discontinued business continues to shrink.

Selling and Marketing Expenses. Selling and marketing expenses increased 25.3% to $7.0 million in the third quarter of fiscal 2005 from $5.6 million in the third quarter of fiscal 2004. As a percentage of revenues, such expenses declined to 17.5% in the third quarter of fiscal 2005 from 18.9% in the third quarter of fiscal 2004. Selling and marketing expenses increased 17.9% to $20.6 million in the first nine months of fiscal 2005 from $17.5 million in the first nine months of fiscal 2004. As a percentage of revenues, such expenses declined to 18.3% in the first nine months of fiscal 2005 from 19.2% in the first nine months of fiscal 2004. The increases in expenses were primarily due to increased commissions and incentives, which resulted from our higher revenues. Selling and marketing expenses as a percentage of revenues improved as a result of the higher revenue levels, improved leveraging of our selling and marketing infrastructure and our continued focus on expense control.

General and Administrative Expenses. General and administrative expenses increased 26.7% to $8.5 million in the third quarter of fiscal 2005 from $6.7 million in the third quarter of fiscal 2004. As a percentage of revenues, such expenses decreased to 21.2% in the third quarter of fiscal 2005 compared to 22.7% in the third quarter of fiscal 2004. General and administrative expenses increased 23.8% to $23.9 million in the first nine months of fiscal 2005 from $19.3 million in the first nine months of fiscal 2004. As a percentage of revenues, such expenses remained steady at 21.2% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The increased expenses resulted primarily from additional amortization from our three acquisitions and the expansion of our infrastructure to accommodate our growing business and the financial consolidation of the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements.

Other Income (Expense), Net. Other income (expense), net decreased to $760,000 of net other expense in the third quarter of fiscal 2005 from $191,000 in the third quarter of fiscal 2004. Other income (expense), net decreased to $5.0 million of net other expense in the first nine months of fiscal 2005 from $685,000 in the first nine months of fiscal 2004. Interest expense increased in fiscal 2005 due to higher outstanding borrowings to fund the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements. In the first quarter of fiscal 2005, we recorded a $3.0 million charge related to a potential SEC settlement, as discussed in Note 9 of Notes to Unaudited Consolidated Financial Statements.

Income Tax Expense. Our effective income tax rate was 39.5% in the third quarter of fiscal 2005 compared to 40.0% in the third quarter of fiscal 2004. Our effective income tax rate in the first nine months of fiscal 2005 was 46.6% compared to 39.1% in the year-earlier period. The $3.0 million charge related to a potential SEC settlement, as discussed in other income (expense), net, above, is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operating activities, except as described below. In addition to cash provided by operating activities, we have access to our $15.0 million revolving credit facility.

Net cash provided by operating activities increased to $22.3 million in the first nine months of fiscal 2005 compared to $16.3 million in the first nine months of fiscal 2004. The increase in cash provided by operating activities was primarily due to improved operating results, as well as changes in working capital.

Net cash used in investing activities increased to $33.0 million in the first nine months of fiscal 2005 from $8.8 million in the first nine months of fiscal 2004. As discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements, in the nine months ended December 31, 2004, we acquired three businesses, at a total cash outlay of approximately $59 million. In the first nine months of fiscal 2005, our restricted cash balance of $38.6 million was used to fund the approximately $40 million acquisition of the Sheakley Businesses. Capital expenditures and capitalized software development costs totaled $6.2 million in the first nine months of fiscal 2005, compared to $4.8 million in the first nine months of fiscal 2004. These capital expenditures were principally for computer equipment and software. At December 31, 2004, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases.

Net cash provided by financing activities increased to $10.4 million in the first nine months of fiscal 2005 compared to net cash used in financing activities of $12.5 million in the first nine months of fiscal 2004. The increase in cash provided by financing activities in fiscal 2005 is primarily due to increased borrowings as a result of the acquisitions, as discussed in
Note 5 of Notes to Unaudited Consolidated Financial Statements. Additionally, in the first nine months of fiscal 2004, we repurchased $1.8 million in stock.

Our working capital was $4.9 million at December 31, 2004 compared to $6.0 million at March 31, 2004. Working capital decreased in the first nine months of fiscal 2005 primarily due to the $3.0 million accrual for the potential SEC settlement, as described in Note 9 of Notes to Unaudited Consolidated Financial Statements.

Our accounts receivable increased to $19.5 million at December 31, 2004 from $15.5 million at March 31, 2004 due primarily to a higher level of billings during the third quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004.

As discussed in Note 9 of Notes to Unaudited Consolidated Financial Statements above, the SEC has investigated certain of our prior financial statements, which have previously been restated. We have been in discussions with the SEC regarding a potential settlement. On August 12, 2004, we announced that we have made an offer of settlement to the Enforcement Division of the Securities and Exchange Commission, under which we would pay a fine of $2.5 million and would consent, without admitting any wrongdoing, to the entry of an SEC order prohibiting us from violating certain securities laws in the future. The SEC staff has indicated its willingness to recommend our offer to the Commission in Washington, D.C. Our offer of settlement does not constitute an offer of settlement from the Commission, and the SEC staff is unable to make any assurances regarding the Commission's consideration or determination of any offer of settlement. We recorded a reserve of $3.0 million related to the potential SEC settlement in the first fiscal quarter of 2005. Due to the inherent uncertainties of matters of this nature, we cannot accurately predict the ultimate outcome of the SEC investigation. If we are not able to reach a final settlement, the SEC could initiate regulatory proceedings, an enforcement action, or other remedies against us. An unfavorable outcome could trigger an event of default under our loan agreement and could have a material adverse impact on our business, consolidated financial condition, liquidity and results of operations.

Currently, based on cash and cash equivalents on hand, together with anticipated cash flows from operating activities, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months. Our strategy contemplates that we will consider acquisitions from time to time. We expect that such acquisitions may require that we access additional credit or engage in other financing transactions. Following the completion of the recent acquisitions as discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements, unless we further amend our loan agreement, we no longer will have any availability under either of Term Loan A or Term Loan B. We cannot assure you that additional credit would be available on acceptable terms. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates. We have not borrowed under our $15.0 million revolving credit facility and it remains available.

On January 10, 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") covering a variety of equity and debt securities. After the registration statement is declared effective by the SEC, we will be able to offer and sell up to $125 million of our securities from time to time in one or more public offerings. The terms of any future offerings would be established at the time of the offerings. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

On September 5, 2002, our board of directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions, during the 36-month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 306,211 shares of our common stock. Except for the 133,590 shares remaining in the treasury at December 31, 2004, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

During the quarter ended December 31, 2004, we continued our quarterly dividend program, declaring a $0.06 per share cash dividend, totaling $829,000, on October 26, 2004. The dividend was paid on January 15, 2005 to shareholders of record on December 17, 2004. We have amended our loan agreement to increase the maximum amount of permitted cash dividends to six cents per share per calendar quarter, up to the annual maximum permitted amount of $3.5 million per fiscal year.

We are a party to a loan agreement, described in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and in Note 7 of Notes to Unaudited Consolidated Financial Statements in this report. We have entered into two interest rate swap agreements totaling $20.5 million of the $60.5 million outstanding under our loan agreement as a means of reducing our interest rate exposure. As of December 31, 2004, the fair value of the interest rate swaps in the amount of $185,000 is included in accrued expenses and other liabilities. The interest rate swaps are described more fully in Note 8 of Notes to Unaudited Consolidated Financial Statements.

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

On October 4, 2004, President Bush signed the Working Families Tax Relief Act of 2004, which extended the provisions for the WOTC and the WtW tax credits available to employers through December 31, 2005. The companies that we acquired in October 2004, as discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements, specialize in obtaining federal and state tax credits and incentives for their clients. We expect our expanded tax service capabilities, now that we have completed these acquisitions, to help employers obtain credits under these reauthorized programs. See "Risk Factors - Risks Related to Our Business - Changes in tax laws could adversely impact our business and results of operations" in our second quarter 2005 Form 10-Q for more information about these programs.

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

The following table presents a reconciliation of earnings from continuing operations and diluted earnings per share, which exclude a non-operating charge related to the potential SEC settlement, to the comparable GAAP measures for the nine months ended December 31, 2004:

Reconciliation of Adjusted Earnings from Continuing Operations to GAAP Earnings from Continuing Operations:

Adjusted earnings from continuing operations            $ 11.9 million
Less: Reserve for contingent claim                         3.0 million
                                                        --------------
GAAP earnings from continuing operations                $  8.9 million
                                                        ==============

Reconciliation of Adjusted Diluted Earnings Per Share to GAAP Diluted Earnings Per Share:

Adjusted diluted EPS from continuing operations         $  0.83
Less:  Reserve for contingent claim                        0.21
                                                        -------
GAAP diluted EPS from continuing operations             $  0.62
                                                        =======

Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We use these non-GAAP measures internally to evaluate the performance of our business, including allocation of assets and resources, planning, comparison of financial performance between historical periods and evaluation and compensation of management and staff. We believe that presentation of these non-GAAP financial measures provides useful information to investors because these measures exclude elements that we do not consider to be indicative of our results from operations and allow for an equivalent comparison to prior period results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), "Share-Based Payment", effective for our fiscal quarter ended September 30, 2005. This statement requires companies to recognize over the vesting period compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. See Note 2 of Notes to Unaudited Consolidated Financial Statements for current disclosures under SFAS No. 123. While we are currently evaluating the impact of the adoption of SFAS No. 123(R), we expect that the adoption of this statement could have a material impact on our net earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amounts borrowed pursuant to our loan agreement bear interest at rates we select under the terms of the loan agreement, including a base rate or eurodollar rate, plus an applicable margin. The applicable margin for eurodollar rate loans under our loan agreement varies from 1.75% to 3.75%, and the applicable margin for base rate loans under our loan agreement varies from 0.00% to 0.75%, in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization).

As of December 31, 2004, we had $60.5 million principal outstanding on our loan agreement, of which $20.5 million was hedged with interest rate swap contracts. On an annual basis, a 100 basis point change in interest rates would result in an approximate $400,000 change to our annual interest expense, based on net variable borrowings of $40.0 million.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                        TALX CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Note 9 of Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our Company or any affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                               TOTAL NUMBER OF     MAXIMUM NUMBER
                                                                              SHARES PURCHASED     OF SHARES THAT
                                                                                 AS PART OF         MAY YET BE
                                            TOTAL NUMBER                          PUBLICLY        PURCHASED UNDER
                                             OF SHARES       AVERAGE PRICE     ANNOUNCED PLANS     THE PLANS OR
                PERIOD                     PURCHASED (1)     PAID PER SHARE    OR PROGRAMS (1)      PROGRAMS
----------------------------------------   -------------     --------------   ----------------    ---------------
October 1, 2004 to October 31, 2004.....              --                 --                 --       693,789
November 1, 2004 to November 30, 2004...              --                 --                 --       693,789
December 1, 2004 to December 31, 2004...              --                 --                 --       693,789
                                           -------------     --------------   ----------------
     Total..............................              --                 --                 --       693,789
                                           =============     ==============   ================

(1) On September 5, 2002, our Board of Directors authorized us to repurchase up to one million shares of our common stock in the open market or through privately negotiated transactions during the 36 month period ending September 30, 2005, subject to market conditions and other factors. Under this plan, no shares were repurchased during the quarter ended December 31, 2004. Cumulative shares repurchased under this plan as of December 31, 2004 amount to 306,211.

ITEM 5. OTHER INFORMATION

         (a)      2006 Annual Base Salaries and Stock Option Grants

         On January 27, 2005, the Compensation Committee of our Board of Directors approved annual base salaries for our 2006 fiscal year ending March 31, 2006 for each of our executive officers. Effective April 1, 2005, base salaries will be: $450,000 for William W. Canfield, President and Chief Executive Officer, compared to his current base salary of $385,000; $231,000 for
L. Keith Graves, Chief Financial Officer, compared to his current base salary of $210,000; $214,500 for Michael E. Smith, Vice President, Marketing, compared to his current base salary of $195,000; and $198,000 for Edward W. Chaffin, President-UC eXpress, compared to his current base salary of $180,000.

         Effective January 27, 2005, we granted options to some of our employees to purchase common stock under our 1994 Amended and Restated Stock Option Plan for an exercise price equal to $30.96, the fair market value of the underlying common stock on the date of grant, subject to antidilution adjustments in accordance with the terms of the plan. In connection with this annual grant to our employees, Messrs. Smith and Graves received 10,000 options each, and Mr. Chaffin received 5,000 options. Some of the options are intended to qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986, and all of the options vest annually on the anniversary of the date of grant in equal parts over a five-year period and expire on the tenth anniversary of the date of grant, if not earlier exercised or canceled. We described the material terms of awards under our 1994 plan in the proxy materials for our 2004 annual meeting of shareholders under the caption, "Shareholder-Approved Equity Compensation -- 1994 Stock Option Plan" and have filed the forms of awards as exhibit 10.4 to our registration statement on Form S-1 (File No. 333-10969) and exhibit 10.9 to this quarterly report.

         Employment Agreement

         In connection with our continued annual review of executive officer compensation, we expect to modify the terms of Mr. Chaffin's employment agreement to reflect his September 2004 promotion to President -- UC eXpress, but such new terms, if any, have not yet been determined. The material terms of his existing employment agreement are described below.

         Mr. Chaffin, who is expected to be one of our four most highly compensated executive officers for our 2005 fiscal year, has an employment agreement dated April 1, 2004. Mr. Chaffin formerly served as our Vice President, Midwest and Southeast Regions and is currently earning a base salary of $180,000 per year. His employment agreement had a six-month term commencing July 1, 2004, which automatically extended for an additional six-month period on January 1, 2005. The employment agreement will automatically extend for additional six-month periods on each successive July 1 and January 1, unless prior written notice is delivered to Mr. Chaffin or us by the other 60 days prior to an applicable semi-anniversary date. Under the terms of his employment agreement, Mr. Chaffin is entitled to participate in our annual incentive compensation program, which is described in more detail below. The employment agreement contains confidentiality provisions that extend indefinitely after termination of employment as well as non-solicitation and non-competition provisions that extend for one year after termination of employment. The employment agreement also contains an arbitration provision.

         If the employment agreement is terminated by us without "cause" (as defined in the agreement, but including, without limitation, a material breach by Mr. Chaffin of the employment agreement that is not cured within 10 days' written notice from us, crimes against moral turpitude, willful violation of the employment agreement or willfully engaging in conduct that damages our business or reputation or materially injures us), or by Mr. Chaffin for "good reason" (as defined in the agreement, but including, without limitation, material breach by us of the employment agreement that is not cured within 10 days' written notice from Mr. Chaffin, the reduction of salary, benefits or other perquisites provided to Mr. Chaffin under the agreement, failure by us to obtain a successor's commitment to perform our obligations under the employment agreement and failure by us to agree to an extension of the employment agreement), we would be obligated to pay Mr. Chaffin his base salary plus incentive compensation (based on the estimated targeted incentive compensation for the year of termination) over the six-month period (the "Continuation Period") that commences on the date of early termination, and such amount shall be payable ratably over such Continuation Period, as well as to continue his employee benefits over such Continuation Period; however, if his employment agreement is terminated for Cause, Mr. Chaffin is only entitled to be paid through the date of his early termination. Further, if within six months of a "Change of Control" of TALX, Mr. Chaffin, under certain circumstances, is terminated or resigns, he will be entitled to (i) a lump-sum cash payment equal to his six-month base salary plus, (ii) a lump-sum cash payment equal to one-half of his anticipated incentive compensation (based on the estimated incentive compensation for the year of termination), (iii) the continuation of certain health insurance and other employee benefits through the end of the Continuation Period and (iv) payment for certain outplacement services. Additionally, we have agreed to make certain "gross-up" payments in the event any excise taxes are imposed pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended or replaced, related to the employment agreement.

         The term "Change of Control," as used in the employment agreement, means (i) a change of control of a nature that would be required to be reported in response to Item 5.01 of the Current Report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, or any comparable successor provisions. Without limiting the foregoing, a "Change of Control" includes, without limitation, (i) the purchase or other acquisition by any person or group of beneficial ownership of 25% or more of either the then outstanding shares of common stock or the combined voting power of our then outstanding voting securities entitled to vote in the election of directors, (ii) when individuals who, as of the date of the employment agreement, constitute our board of directors cease for any reason to constitute at least two-thirds of the board, provided that generally persons who are approved by at least three-quarters of the incumbent board will be deemed a member thereof, and (iii) approval by our shareholders of a reorganization, merger, or consolidation, in each case, with respect to which persons who were TALX shareholders immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or a liquidation or dissolution of TALX or of the sale of all or substantially all of our assets.

         Adjustment to our 2005 EPS Goal

         We have an annual incentive compensation plan, in which some of our employees, including the named executive officers, participate. Under the plan, employees receive cash compensation in an amount equal to a specified percentage of their annual base salary (or of specified amounts in the case of other specified performance-based criteria set forth in an applicable award) if we approach, meet or exceed our annual earnings per share ("EPS") goal, which is annually determined by our board of directors, typically in the first fiscal quarter. For the 2005 fiscal year, Mr. Canfield is entitled to receive an annual incentive bonus ranging from 45%-112% of his base salary, and each of Messrs. Graves and Smith is entitled to receive an annual incentive bonus ranging from 30-75% of his base salary in each case, if our actual earnings per share approaches or exceeds the annual EPS goal by specified percentage amounts.

         In connection with our continued annual review of executive officer compensation, we expect to modify the terms of Mr. Chaffin's incentive compensation award to reflect his September 2004 promotion to President -- UC eXpress, but such new terms, if any, have not yet been determined. In addition to an EPS goal, which could result in Mr. Chaffin receiving from 7%-17% of his base salary as a component of his incentive compensation, Mr. Chaffin's current incentive compensation award contains divisional sales-based criteria, as well as gross profit margin and revenue targets for our UC eXpress division, with specified adjustments related to acquisitions.

         At its January 27, 2005 meeting, the Compensation Committee decided to adjust the 2005 EPS goal to exclude projected increases in earnings from the October 2004 acquisitions of TBT Enterprises, Inc. and Net Profit, Inc. In addition, the Compensation Committee decided to adjust the basis on which it determines our performance relative to our EPS goal for all employees by excluding the effect on GAAP earnings of results from discontinued operations and, for all employees other than Mr. Canfield, by excluding the effect on GAAP earnings of a previously-disclosed $3.0 million charge that we recorded in connection with a potential settlement with the SEC.

         We believe that these changes to the EPS goal and to the basis on which performance to the EPS goal is measured provide a better evaluation of the performance of our business between historical periods, allow for equivalent comparisons to previous periods and retain for our employees incentive compensation that is comparable to their anticipated potential benefits, based on our planned performance for our employees when we completed our initial annual budgeting process for fiscal year 2005.

         2004-2006 Long-Term Incentive Plan

         Mr. Canfield participates in our 2004-2006 Long Term Incentive Plan for Selected Key Executives, which we refer to as the "LTIP." The LTIP is designed to attract and motivate key employees toward long-term profit improvement and to permit them to earn additional compensation in the event that the profitability and asset productivity goals are achieved over the three-year term of the plan. Under the terms of the plan, our Compensation Committee determines the identities of the officers of TALX and our affiliates who are eligible to participate and generally has conclusive discretion with respect to other matters under the LTIP. Each participant must remain our employee for the entire term of the LTIP award, and no partial awards will be granted in the event of a participant's termination prior to the completion of the final plan year, subject to the next sentence, unless the Compensation Committee authorizes a partial award. Awards will vest and become payable in part if termination occurs as a result of a participant's death, disability or retirement before the completion of the term. Cash awards are determined as a percentage of a participant's base salary for the final year of the plan. The LTIP commenced on April 1, 2003. Currently, Mr. Canfield is the only employee designated by the Compensation Committee to participate in the LTIP, as follows:

--------------------------------------------------------------------------------
TALX Corporation 2004-2006 Long-Term Incentive Plan for Selected Key Executives
--------------------------------------------------------------------------------



                                                                                                Estimated Future
                                                                       Performance Or             Payouts Under
                                                Number of               Other Period                Non-Stock
                                               Performance            Until Maturation          Price-Based Plans
                 Name                           Units (1)                Or Payout               Target/Maximum
                 ----                        ---------------            ------------             --------------
----------------------------------------------------------------------------------------------------------------------
William W. Canfield...................             N/A                   2004-2006            $450,000/$787,500 (1)
----------------------------------------------------------------------------------------------------------------------


(1) In the event that we meet or exceed the award criteria, and the other conditions under the LTIP are satisfied, we will pay Mr. Canfield an amount ranging from 100%-175% of his 2006 base salary pursuant to his award under the LTIP.

         A copy of the LTIP was filed as exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003.

         On January 27, 2005, the Compensation Committee exercised its discretion under the plan and adjusted Mr. Canfield's goals under the plan by excluding the effects of projected increases in operating income attributable to acquired companies during the life of the plan, as determined at the time of each of the Johnson & Associates, Sheakley Businesses, TBT Enterprises, Inc. and Net Profit, Inc. acquisitions. The effect of this adjustment is to remove the benefit of up-front expected performance improvement attributable to acquisitions, which has the effect of raising the goal for Mr. Canfield.

         Perquisites

         We have filed a description of the perquisites that we provide to our named executive officers as Exhibit 99.1 to this quarterly report.

         We intend to provide additional information regarding the compensation awarded to our named executive officers in respect of and during the year ending March 31, 2005, in the proxy statement for our 2005 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission in July 2005.


ITEM 6. EXHIBITS

      See Exhibit Index.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TALX CORPORATION

Date:   February 4, 2005        By:/s/ WILLIAM W.CANFIELD
                                  -----------------------------------
                                          William W. Canfield
                                        Chairman, President and
                                        Chief Executive Officer
                                     (Principal Executive Officer)

Date:   February 4, 2005        By: /s/ L.KEITH GRAVES
                                   --------------------------------------------
                                                 L. Keith Graves
                                            Chief Financial Officer and
                                               Assistant Secretary
                                   (Principal Financial and Accounting Officer)

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

 10.5           Form of Restricted Stock Award*

 10.6           FY05 Incentive Bonus Plan Policy*

 10.7           Form of Incentive Bonus Plan Agreement for corporate officers*

 10.8           Form of Incentive Bonus Plan Agreement for salespeople*

 10.9           Form of Incentive Stock Option Agreement*

 11             Computation of Earnings Per Share

 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 32.1 Chief Executive Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

 32.2 Chief Financial Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

 99.1           Description of officer perquisites*


-------------------

*     Indicates a compensatory plan or arrangement.