Form 10-K
period 2005-03-31
TALX CORP
filed 2005-06-03
CIK 917524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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

     As of September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $299.4 million. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.

     As of May 19, 2005 there were 20,936,128 shares of the registrant's Common Stock outstanding, net of treasury shares held by the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 2005 Annual Meeting of Shareholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS

     This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows, including without limitation, forward-looking statements under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:

          (1) risks related to our ability to increase the size and range of applications for The Work Number database and successfully market current and future services and our dependence on third party providers to do so;

          (2) the risk that our revenues from The Work Number may fluctuate in response to changes in certain economic conditions such as interest rates and employment trends;

          (3) risks relating to the dependence of the market for The Work Number on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability would be significantly harmed if those requirements were relaxed or eliminated;

          (4) risks associated with our ability to prevent breaches of confidentiality or inappropriate use of data as we perform large-scale processing of verifications;

          (5) risks associated with our ability to maintain the accuracy, privacy and confidentiality of our clients' employee data;

          (6) risks associated with potential challenges regarding the applicability of the Fair Credit Reporting Act or similar law;

          (7) risks associated with changes in economic conditions or unemployment compensation laws;

          (8) the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities;

          (9) risks related to the applicability of any new privacy legislation or interpretation of existing laws;

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

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading provider of automated employment and income verification and tax management services and a leader in providing payroll and human resources business process outsourcing. We provide services that enable large and mid-size corporations, including approximately two-thirds of the Fortune 500 companies, as well as government agencies, to outsource the performance of business processes that would otherwise be performed by their own payroll or human resources department. Our services use web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other authorized users to obtain payroll and human resources information and allow employees and their managers to review and modify information in payroll and human resources management information systems on a self-service basis. Further, we provide unemployment insurance claims processing, unemployment tax planning and management services, and employment-related tax credit and incentive services to a broad range of employers. Our focus is on eliminating paper and manual steps from routine payroll and human resources-related processes. We interact with various payroll systems and human resources services, but are virtually independent of the solutions our clients select.

     As used in this Form 10-K the terms "TALX," "we," "our," and "us" and other similar terms refer to TALX Corporation, unless we specify otherwise.

     We have obtained a trademark registration for the name TALX and a trademark registration for The Work Number for Everyone, The Work Number, FasTime, UC eXpress, W-2 eXpress, and Advanced HR Solutions with the United States Patent and Trademark Office. In addition, TALXWare is our trademark, and ePayroll, I-9 eXpress, HireXpress and FasCast are our service marks. All other trade names, trademarks and product names in this Form 10-K are the property of their respective owners.

     We are a Missouri corporation, with our principal executive offices located at 1850 Borman Court, St. Louis, Missouri, 63146. Our telephone number is (314) 214-7000.

AVAILABLE INFORMATION

     Our Internet website address is http://www.talx.com. We have made copies of the following reports available free of charge through our Internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934: our annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports. Information on our website does not constitute a part of this Report.

RESTATEMENTS OF FINANCIAL STATEMENTS

     In January 2004 and December 2002, we restated our financial statements for some previous periods, as more fully discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Restatements of Financial Statements", which is provided elsewhere in this Report.

RECENT ACQUISITIONS

     Pursuant to an asset purchase agreement dated March 22, 2004, effective April 1, 2004, we purchased substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and applicant screening and hiring workflow services businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC (collectively, the "Sheakley Businesses"). The acquired businesses provide unemployment cost management services, to a broad customer base. This unemployment cost management services business now operates through our wholly-owned subsidiary, TALX Employer Services, LLC. The employment verification services and applicant screening and hiring workflow services businesses operate as a part of The Work Number Services. The purchase price was approximately $40 million, including transaction costs, and was paid in cash. Under the asset purchase agreement, Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC are required to indemnify us for certain pre-closing liabilities and obligations of the business, subject to certain limitations. An escrow account, maintained by a bank pursuant to the terms of an escrow agreement, was also available until March 31, 2005 to satisfy the indemnification obligations of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC under the asset purchase agreement, subject to certain limitations described in the asset purchase agreement. For such purposes, $1.0 million of the purchase price was paid into the escrow account. As of March 31, 2005, we have made a claim against the amount held in escrow, and the claim will be subject to arbitration. Consequently, $1.0 million remained in the escrow account as of March 31, 2005. In connection with the asset purchase agreement, the parties executed a transition services agreement under which Sheakley-Uniservice, Inc. will provide certain services to us for up to two years. The services are intended to provide for the orderly transition of the acquired businesses and the employees of such businesses from Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC to us.

     On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. The acquisitions were structured as stock purchases for cash of approximately $19 million. Additionally, the TBT Enterprises and Net Profit, Inc. acquisition agreements include provisions for potential earn-out payments if certain future financial performance measures are achieved before October 31, 2005 and October 31, 2006, respectively. An earn-out payment of $1.5 million has been agreed upon with the sellers of TBT Enterprises, to be paid in October 2005. These acquisitions enhance our existing tax management services offerings by allowing us to offer clients expanded services in connection with processing of the federally reinstated work opportunity ("WOTC") and welfare to work ("WTW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings.

     Pursuant to an acquisition agreement dated April 20, 2005, we acquired Jon-Jay Associates, Inc., which specializes in providing unemployment cost management services as well as an employment verification service, for approximately $24 million, including transaction costs, subject to certain post-closing adjustments. Additionally, the acquisition agreement includes provisions for potential earn-out payments if certain future financial performance measures are achieved through the twelve months ending April 30, 2006 and April 30, 2007, respectively.

     Pursuant to an asset purchase agreement dated April 26, 2005, we acquired substantially all of the assets and assumed certain of the liabilities of Glick & Glick Consultants, LLC, which specializes in employment-related tax credit and incentive services, for approximately $5 million, including transaction costs, subject to certain post-closing adjustments. The purchase prices were determined based on arms'-length negotiations, and were paid in cash financed through our 2005 Loan Agreement as discussed in Note 8 to our consolidated financial statements and in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SERVICES AND PRODUCTS

     We provide services that enable large and mid-size corporations, as well as government agencies, to outsource the performance of business processes that would otherwise be performed by their own payroll or human resources departments. Our services offer web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other authorized users to obtain payroll and human resources management information and to allow employees and their managers to review and modify information in the payroll and human resources management information systems on a self-service basis.

SEGMENTS

     Our services and products fall within three business segments: The Work Number services, tax management services and customer premises systems and related maintenance and support. The Work

Number services include our employment verification and services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress; tax management services include our employment tax consulting and claim processing operations, unemployment tax planning services, and employment-related tax credit and incentive services; and customer premises systems and maintenance and support relate to a business we are phasing out. We discontinued the operation of our Human Resources and Benefits Application Services business in the first fiscal quarter of fiscal year 2004, retaining certain contracts to administer other human resources services for three clients, which we expect will either terminate or be assigned before the end of fiscal year 2006. Selected financial data regarding our business segments for fiscal years 2003, 2004, and 2005 is set forth in Note 17 of Notes to Consolidated Financial Statements contained in "Item 8 -- Financial Statements and Supplementary Data." For additional information, see "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

  THE WORK NUMBER SERVICES

     Responding to inquiries to verify employment and income information, printing and distributing pay stubs and annual W-2 forms, collecting time-reporting data, updating employee personnel records, and screening job applicants are burdensome and time-consuming tasks for employers and divert resources from managing their businesses. The Work Number employment and income verification service is designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces. Additionally, all services in The Work Number suite of services provide secure web access for managers to obtain management reports, approve certain transactions and exercise important control functions.

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

     As of March 31, 2005, The Work Number database contained approximately
106.9 million employee records and had contracts to receive an additional 6.2 million records. The Work Number database is updated on an ongoing basis as employers transmit data electronically directly to us each payroll period. Employers contract to provide this data for specified periods, generally three years.

     W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to existing clients and other large employers. Using data provided by employers, we distribute original W-2 forms (both electronically and in paper form through business alliances) to the employees of our clients and provide an automated process to enable these employees to request corrections to their W-2 forms and obtain additional copies via the web, telephone or direct download into their tax preparation software. Through our T4 eXpress service, we offer similar initial distribution and reissue functionality for Canadian employees of our W-2 eXpress clients. This suite of services allows complete employee self-service, without requiring direct interaction with the employer's payroll staff.

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

     HireXpress. The HireXpress service was added to our portfolio of services through our acquisition of the Sheakley Businesses, as noted above. HireXpress is an applicant screening and hiring workflow services business that is designed to provide clients with a steady stream of qualified job candidates electronically. Job candidates provide their responses to job requirements over the web or telephone. Using HireXpress, employers can specify job requirements, screen potential workers, schedule candidate interviews, capture candidate responses, automate the hiring process work flow and maintain all required documentation. We believe this service is particularly valuable to our clients in high turnover industries.

     I-9 eXpress. Our I-9 eXpress service was introduced in the fourth quarter of fiscal year 2005 and is designed to help clients alleviate the difficulties involved with complying with the Immigration Reform and Control Act of 1986, which requires employers to complete an I-9 Employment Eligibility Verification form for all new employees and maintain these forms for a minimum of three years after the date of hire. Using this service, an employer can electronically generate and store I-9 forms and generate reports to monitor compliance.

  TAX MANAGEMENT SERVICES

     We also provide tax management services under the names UC eXpress, TALX Employer Services (through our acquisition of the Sheakley Businesses), and Johnson and Associates (collectively referred to as "UC eXpress"). UC eXpress offers a broad suite of services designed to reduce the cost of processing unemployment claims by human resource departments and to better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress services utilize document imaging, web access, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resource departments of the administrative burden of managing unemployment claims. Following an employee separation, UC eXpress services respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients' rights as an employer. If an unemployment hearing is required, these UC eXpress services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, our UC eXpress services field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

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

     Following the acquisition of Johnson and Associates, which was effective July 1, 2003, our tax management services offerings were expanded to include processing of the work opportunity ("WOTC") and welfare to work ("WtW") tax credits, which are designed to provide incentives to employers for hiring individuals who have traditionally faced difficulties in securing employment. Our services include assisting employers with integrating WOTC/WtW processing into the current hiring process as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. Effective in the fiscal 2005 third quarter, through the acquisition of Net Profit, Inc. and TBT Enterprises Inc., we have expanded our existing tax services offerings, including the expansion of our capabilities to process WOTC/WtW credits, as well as our ability to assist clients in identifying and calculating certain other federal and state tax credits which were not previously a part of our service offerings, such as enterprise zone credits and training credits.

  MAINTENANCE AND SUPPORT SERVICES RELATED TO OUR FORMER CUSTOMER PREMISES SYSTEMS BUSINESS

     We previously offered our products and services exclusively through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 2000 we discontinued sales to new customers. Today, we provide system enhancements to existing customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. In the second quarter of 2005, as a result of requests from a number of clients, we agreed to extend these support services until December 2005. In the first quarter of fiscal 2006, we agreed to extend these support services until March 2006.

SALES AND MARKETING

     We employ a direct sales force and also utilize strategic marketing alliances. We use our direct sales force and strategic alliances to develop relationships with large employers, typically those having over 3,500 employees. In addition, we use our strategic alliances to help us to identify potential clients among small and mid-sized employers, typically those with less than 3,500 employees. We also utilize a direct sales force to market the use of The Work Number database to verifiers such as lenders and credit issuers.

  DIRECT SALES FORCE

     Our sales, service and marketing effort relies on a team approach consisting of approximately 200 professionals in 33 U.S. cities, including regional sales vice presidents, regional sales directors, regional client relationship directors, regional sales managers, business development representatives, client relationship managers, account managers, product managers, product consultants and marketing personnel. Our business development representatives qualify companies as viable potential clients and establish appointments for our regional sales managers. Our regional sales directors and regional sales managers are responsible for presenting our service offerings to prospective clients and negotiating for the sale of our services. Our product managers oversee product direction and provide sales assistance. Our regional client relationship directors, client relationship managers and account managers service existing clients. Product consultants provide technical assistance to regional sales managers and prospective clients during the sales process. Our marketing personnel develop market strategies and support the sales force at all levels.

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

     Finally, we have a team dedicated to marketing the use of The Work Number database to verifiers such as lenders and credit issuers. This team identifies potential new verifiers and uses of the database, as well as ensures that current verifiers are utilizing the database to the fullest extent.

  STRATEGIC MARKETING ALLIANCES

     We have established alliances with leading providers of related payroll and human resources outsourcing services with the goal of building the database of records for The Work Number and extending UC eXpress services relating to employees of both large and mid-sized employers. These alliances include:

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

     - Ceridian Corporation: Ceridian is a national human resource outsourcing company that has agreed to make The Work Number and selected tax management services available to its clients in exchange for a share of the revenue generated by such activities.

     These and other strategic marketing alliances, such as ExcellerateHRO (a joint venture of EDS and Towers Perrin), Convergys Corporation, ACS, Checkpoint HR, Comdata and Money Network, are generally governed by non-exclusive contractual arrangements that remain in effect for specified periods. The success of these alliances generally will depend on the interest and commitment of these companies in promoting and coordinating product development and marketing efforts with us, which is entirely at their discretion. Some of these companies maintain similar relationships with some of our competitors and compete directly with us in certain applications.

COMPETITION

     We believe the principal competitive factors in our markets include:

     - service and product quality, reliability and performance;

     - breadth of service offerings;

     - functionality and ease of use;

     - company reputation for integrity and confidentiality;

     - company financial strength; and

     - cost of the service or product.

     We have a number of competitors for our various services. Below is a summary of the more significant competitors:

TALX SERVICE                                               COMPETITORS
------------                                               -----------
The Work Number Employment Verification     - Large employers and outsourcers who
Services                                      manage this function through a call
                                              center; and
                                            - A few large employers who have
                                              established internal systems to automate
                                              employment verification.
Other Work Number Services                  - Payroll processors such as ADP, Paychex
                                              and Ceridian. These payroll processors
                                              are generally focused on the small- to
                                              mid-sized market, so there is only
                                              limited overlap with TALX.
Tax Management Services                     - ADP offers unemployment tax services,
                                              as well as tax credit and incentive
                                              services.
                                            - The market is also served by a few
                                              smaller firms that offer unemployment tax
                                              management services or tax credit and
                                              incentive services.

     We believe that we compete favorably in the key competitive factors that affect our markets for The Work Number services and our tax management services. However, our markets are still evolving, and we may not be able to compete successfully against current or future competitors. Many of our existing and potential competitors have significantly greater financial, marketing, technical and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential clients and extensive knowledge of our markets. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Our business is based on databases we construct and applications we build or acquire to access and process data. Our tax management services are run on industry standard databases and internally developed applications. Historically, our other services have been run on industry standard databases, and we have used a combination of Microsoft technologies and a proprietary integrated visual development environment and software system known as TALXWare to build our applications. TALXWare utilizes Microsoft operating systems and is designed to support the creation and management of self-service solutions. We also license and integrate complementary technologies into our products including speech recognition, text-to-speech, facsimile, and terminal emulation. We license these technologies from third-party suppliers pursuant to non-exclusive license or resale agreements or purchase the technologies under open market arrangements and then integrate them into our products.

     We have directed our development efforts toward enhancing and developing new offerings for The Work Number services and tax management services. The most recent enhancements include extending the features and capabilities of The Work Number database, through new verification types; our W-2 eXpress, ePayroll paystub/direct deposit services and I-9 eXpress service; the addition of new integrated and batch interfaces and the expansion of our social services data. Additionally, we have focused our efforts on enhancing and expanding our UC eXpress in-house claims processing system.

     We incurred total product development costs of $4.8 million, $6.3 million and $8.1 million in fiscal years 2003, 2004 and 2005, respectively. As of March 31, 2005, our total product development staff consisted of approximately 50 full-time employees. We believe that significant investments in product development are required to remain competitive.

PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We regard our trademarks and our other intellectual property as having significant value and as being important factors in the development and marketing of our products.

     We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We have obtained a trademark registration for the name TALX and a trademark registration for The Work Number for Everyone, The Work Number, FasTime, UC eXpress, W-2 eXpress, and Advanced HR Solutions with the United States Patent and Trademark Office. In addition, TALXWare is our trademark, and ePayroll, I-9 eXpress, HireXpress and FasCast are our service marks.

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

CLIENTS

     As of March 31, 2005, The Work Number database contained employee records from over 1,000 clients, representing approximately 106.9 million present and former employees. Additionally, as of that date, we had contracts with new clients to provide 6.2 million records of present and former employees in backlog. These clients typically employ over 3,500 employees. Our clientele includes approximately two-thirds of the Fortune 500 companies and a number of federal, state and local government agencies. Our clients operate in a wide variety of industries, including financial services, telecommunications services, retail, consumer products, health care, temporary services and government. As of March 31, 2005, our tax management business had over 6,500 clients of various sizes and operated in a broad range of industries. No client accounted for more than 10% of total revenues in any of the fiscal years 2003, 2004 or 2005.

EMPLOYEES

     As of March 31, 2005, we employed approximately 1,337 full-time and 46 part-time employees.

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

RISK FACTORS

     You should carefully consider the following factors and other information in this Form 10-K in evaluating our company:

  OUR FUTURE GROWTH IS SUBSTANTIALLY DEPENDENT ON OUR ABILITY TO INCREASE THE SIZE AND RANGE OF APPLICATIONS FOR THE WORK NUMBER DATABASE.

     In order to successfully grow our business, we will have to make The Work Number and related business process outsourcing services increasingly attractive to a greater number of large organizations, their employees and verifiers. To achieve this goal, we believe that we will need to increase the number of employee records contained in The Work Number database, the amount and type of information contained in those records and the number of services that make use of those records. Our strategy for increasing the size of The Work Number database is based in part on strategic alliances with several providers of payroll and human resources outsourcing services. Our success will depend on the interest and commitment of these providers, which is entirely at their discretion. Some of these companies compete with us in certain service areas. Our strategy is also based in part on strategic acquisitions of businesses with databases of employee information. If we are unable to attract and retain a sufficient number of employer clients, if we cannot persuade them to include a greater amount of information in the employee records they provide us, or if we fail to develop additional applications to use this information, we may not achieve our growth objectives.

  OUR REVENUES FROM THE WORK NUMBER MAY FLUCTUATE IN RESPONSE TO CERTAIN ECONOMIC CONDITIONS SUCH AS INTEREST RATES AND EMPLOYMENT TRENDS.

     A significant portion of our revenues from The Work Number depends on residential mortgage-related and employment-related activity. We charge a fee for each request from lenders, pre-employment screeners, credit issuers, social services agencies, and other verifiers to verify employment and income information. Therefore, a decrease in activity within either of these segments would reduce our overall number of transactions per record in the database. This reduction in transactions, whether due to increases in interest rates or otherwise, could cause our revenues and profitability to be harmed. As an example, during a portion of fiscal year 2004, revenues for The Work Number services were adversely affected by a slowdown in the refinancing segment of the mortgage loan market.

  THE MARKET FOR THE WORK NUMBER DEPENDS IN PART ON THE REQUIREMENTS ESTABLISHED BY PURCHASERS IN THE SECONDARY MORTGAGE MARKET, AND OUR REVENUES AND PROFITABILITY WOULD BE SIGNIFICANTLY HARMED IF THESE REQUIREMENTS WERE RELAXED OR ELIMINATED.

     We believe that residential mortgage lenders are among the most active users of The Work Number. They utilize our services to verify employment, income and related information. The demand for this verification is driven in part by the requirements of the Federal National Mortgage Association, which is also known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which is also known as Freddie Mac, the leading purchasers of residential mortgages in the United States. These agencies currently require specific information, including independent verification of employment and income data for the past two calendar years and a current payroll period in connection with certain mortgages they purchase. Accordingly, most lenders seek this information from mortgage applicants. If Fannie Mae or Freddie Mac were to reduce the requirement for employment and income data or eliminate the requirement for independent verification thereof, our revenues and profitability would be significantly harmed.

  AS WE PERFORM LARGE-SCALE PROCESSING OF VERIFICATIONS, THERE IS AN INCREASED RISK OF BREACH OF CONFIDENTIALITY OR INAPPROPRIATE USE OF DATA, WHICH MAY RESULT IN DAMAGE CLAIMS AND LOSS OF CUSTOMERS.

     As we seek to increase the use of The Work Number database by verifiers with frequent need of verification, we plan to use new methods of verification. These verifiers may be large mortgage lenders, pre-employment screeners, credit issuers, social service agencies, or other volume verifiers. These volume verifiers may obtain verifications in large volume or "batch" transactions using different means and requiring less proof of authorization than smaller verifiers. We expect that these volume verifiers will enter into contracts by which they agree that they will not use the income verification service unless they have been authorized by the employee to do so, or have legal authority to obtain the information. Many of the industries that utilize The Work Number for large scale processing of verifications have high turnover which may lead to the verifier failing to terminate access privileges to The Work Number in a timely manner. We have the ability to conduct regular audits of these volume verifiers to ensure compliance with documentation requirements. However, there is a risk that the verifier may not have the requisite authority, and that there may be claims for breach of privacy or confidentiality against us, claims for damages by employees and employers and resulting loss of employer relationships, which could significantly harm our results of operations.

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

  IF A COURT OR REGULATOR CONCLUDES THAT THE FAIR CREDIT REPORTING ACT OR SIMILAR LAW APPLIES TO THE WORK NUMBER SERVICES, OUR BUSINESS AND PROFITABILITY COULD BE SIGNIFICANTLY HARMED.

     The Fair Credit Reporting Act, which we refer to as the FCRA, applies to "consumer reporting agencies" that engage in the practice of "assembling or evaluating" certain information relating to consumers. While we have historically taken the position that the FCRA does not apply to The Work Number services, the statutory language is subject to varying interpretation, and we are not aware of controlling legal authority to support our position. Recent public concerns relating to, among other things, data integrity, privacy and identity theft issues may increase the risk of action by consumers through litigation or by the Federal Trade Commission, or the "FTC", or state regulatory authority, which enforce the FCRA or similar laws. If a court, the FTC, or a state regulatory authority were to determine that the FCRA or other similar law does apply, we could be subject to claims for substantial damages, penalties and attorneys' fees and may experience negative publicity and reputational harm. Additionally, compliance with the FCRA would likely result in increased operational costs, divert resources from other business objectives, and result in some changes in the manner in which we deliver The Work Number services. For example, the FCRA requires that a consumer reporting agency identify the user and determine that there be a "permissible purpose," as defined by the FCRA, before disclosing a consumer report and furnish certain notices and information in writing to consumers as consumer reports are used. We may have some difficulty complying with certain provisions of the FCRA for certain types of transactions; The Work Number services are designed to operate via the web and interactive voice response, instead of paper. Due to the complexity of requirements and pending or possible future regulation, we cannot assure you that we would be successful in complying with the FCRA or similar law in all aspects of our operations. As a result, while it is difficult to estimate the ultimate impact on us if a court or regulator concludes that the FCRA or similar law applies to us, our business, operations, results of operations and financial condition could be significantly harmed.

  CHANGES IN ECONOMIC CONDITIONS OR CHANGES TO UNEMPLOYMENT COMPENSATION LAWS COULD LIMIT UNEMPLOYMENT COMPENSATION CLAIMS, CAUSING EMPLOYERS TO QUESTION THE VALUE OF UNEMPLOYMENT COMPENSATION MANAGEMENT AND LIMITING OPPORTUNITIES FOR TAX PLANNING.

     A difficult economic environment and consequent staff reductions could result in an increase in unemployment compensation claims. Conversely, as economic conditions improve, and claims decrease, employers may question the value of our unemployment compensation management and unemployment compensation tax planning services. As a result of the difficult economic environment in recent years, states with significant budget challenges may take legislative or regulatory steps to reduce unemployment benefits or to close tax-planning opportunities, which could reduce the opportunities for service to employers. In such situations, our revenues could be harmed. For example, as a result of uncertain economic conditions, we experienced lower revenue levels in our unemployment cost management services business during fiscal year 2004. The UC eXpress revenue stream is characterized by annual retainers that provide a revenue base with upside potential through contingency billings for tax consulting or for additional billings if claims processed, or if the performance measures, exceed contractually set levels. For example, during fiscal year 2004, uncertain economic conditions contributed to a reduction in activity in our unemployment tax consulting business and current claims activity was less than expected. If new statutes or regulations were adopted that restricted our business or the ability of others to provide us with payroll and human resources information, or existing statutes or regulations were deemed to apply to us or such third parties, we may be required to change our activities and revise or eliminate our services, which could significantly harm our revenues and operations.

  OUR FUTURE PERFORMANCE WILL BE DEPENDENT ON SUCCESSFUL INTEGRATION OF ACQUISITIONS.

     We expect a portion of our growth to come from business acquisitions which we recently consummated or which we may consummate in the future. Such acquisitions involve certain operational, legal and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by our management, while we continue to incur operating expenses to provide the services formerly provided by the acquired company. Legal risks involve contract and regulatory issues. For example, some employers may not consent to the transfer of ownership of their contracts by which the services are provided, and some states' unemployment compensation commissions may require changes to powers of attorney by which the employer authorizes processing of claims. In the event of any loss of employer-customers or our inability to appear before state unemployment commissions, our business and results of operations may be materially adversely affected. Financial risks involve the incurrence of indebtedness as a result of the acquisitions and the consequent need to service that indebtedness. In addition, in the event we were to issue stock in connection with any acquisitions, we would dilute the voting power and could dilute the economic interests of existing shareholders. In carrying out our acquisition strategy, we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there can be no assurance that we will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

  PRIVACY LEGISLATION OR INTERPRETATIONS OF EXISTING LAWS COULD RESTRICT OUR BUSINESS.

     Personal privacy has become a significant issue in the United States. Some commentators, privacy advocates and government bodies have recommended limitations on, or taken actions to limit, the use of personal information by those collecting this information. For example, in 1999, Congress enacted the Gramm-Leach-Bliley Act, which contains provisions protecting the privacy of consumer non-public personal information collected by financial institutions. Additionally, federal privacy regulations relating to the use and disclosure of individually identifiable health information were recently issued by the Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996, or "HIPAA". Additional regulations under HIPAA became effective April 15, 2005. These privacy regulations could impose additional costs and could limit our use and disclosure of such information. Some states have also enacted consumer and health information privacy protection laws.

     If new statutes or regulations were adopted that restricted our business, or existing statutes or regulations were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our revenues and operations.

  CHANGES IN TAX LAWS COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

     Certain of our revenues and profits from continuing operations were derived from our tax services businesses. At any time, the tax laws or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations could adversely affect us. For example, on October 22, 2004, the President signed the "American Jobs Creation Act of 2004." While we do not believe this Act contains any provisions that are likely to have an adverse effect on our business, we are currently evaluating its impact. On October 4, 2004, the President signed the "Working Families Tax Relief Act of 2004," which extended the provisions of the Work Opportunity Tax Credit and the Welfare to Work Tax Credit available to employers through December 31, 2005, after which date, without further Congressional action, these programs would again lapse and no longer be available to our clients. This law additionally made the extension retroactive to January 1, 2004, allowing employers with qualified employees who were hired during the hiatus period that followed the former expiration of the programs on December 31, 2003 to access these tax credits for 2004.

     Our tax credit and incentive services business assists employers in identifying employment-related, location-based and other tax incentive programs available to them under both federal and state tax legislation. Although these programs have been historically renewed retroactively by Congress following their lapsing in accordance with their terms, Congress may not similarly renew such programs in the future. Moreover, if programs lapse, any future renewals may not be retroactive, which means that the value of such programs to our clients could be reduced to such an extent that they no longer desire our tax credit and incentive services. Any non-renewal of these tax credit programs, the renewal of such programs without retroactive effect, or other adverse change in tax legislation could adversely affect our business and results of operations.

  IF THE SUTA DUMPING PREVENTION ACT OF 2004 APPLIES TO OUR TAX PLANNING SERVICES, OUR BUSINESS AND REVENUES COULD BE HARMED.

     On August 9, 2004 the President signed the "SUTA Dumping Prevention Act of 2004." In the past, some employers found ways to manipulate state experience rating systems so that these employers paid lower state employment compensation taxes than their unemployment experience would otherwise allow. This practice is referred to as "SUTA dumping." "SUTA" refers to state unemployment tax acts, but has also been referred to as "state unemployment tax avoidance." Most frequently these avoidance tactics involved mergers, acquisitions or corporate restructurings, the legality of which depended upon state laws. The SUTA Dumping Prevention Act of 2004 established a nationwide minimum standard to curb SUTA dumping. The law also established penalties for employers and their advisors who knowingly violate those state law provisions.

     Our unemployment cost management services include advising clients as to unemployment compensation taxes. We fully support the measures enacted in the SUTA dumping legislation, and we believe the advice we have given since the enactment of this legislation does not include advice to clients to take any action which would be prohibited under the legislation. However, there can be no assurance that we have not and will not provide advice to clients or that our clients have not taken or will not take action which runs afoul of the SUTA Dumping Prevention Act of 2004. We could be subject to "meaningful civil and criminal penalties," as the statute provides, for violations of the law. We could also be subject to negative publicity, harm to our reputation, and strained relationships with state agencies which are important to our business if we were accused of advising clients to take actions in violation of the SUTA dumping guidelines, or if clients took such actions at a time when we were providing advice on unemployment compensation taxes. The new law has not been interpreted or applied, and, as a consequence, it is difficult to predict the impact of the new law on our tax planning services.

  INTERRUPTIONS TO OUR COMPUTER NETWORK OR TELEPHONE OPERATIONS COULD SIGNIFICANTLY HARM OUR REVENUES AND INDUSTRY REPUTATION.

     Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our data processing centers against damage from fire, power loss, telecommunications failures, unauthorized intrusion and other events. We have data processing centers located in St. Louis, Missouri; Columbus, Ohio; Cleveland, Ohio; and Plano, Texas, which areas have historically been vulnerable to natural disasters and other risks, such as floods, earthquakes and tornadoes. We back up software and related data files regularly and store the back-up files off-site at a nearby secure facility. A portion of the data is also replicated to an off-site storage area network for high availability. We cannot assure you that these measures will eliminate the risk of extended interruption of our operations. We also rely on local and long-distance telephone companies to provide dial-up access, Web and corporate intranet access to our services. We have not established an alternative disaster recovery facility, which would serve to protect us from losses of employee record information due to damage to our data storage facilities. Any damage or failure that interrupts our operations or destroys some or all of our database of employee records could have a material adverse effect on our revenues, profitability and industry reputation.

  OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY.

     Our revenues, margins and results from operations have fluctuated in the past, and may continue to fluctuate in the future due to a number of factors.

     For The Work Number, these factors include residential mortgage activity and interest rate levels. Revenues generated from our W-2 eXpress service are affected by seasonality, as revenues are primarily earned in our fourth fiscal quarter. The non-renewal of certain tax credit programs, such as WOTC or WtW, the renewal of such programs without retroactive effect, or other adverse changes in tax legislation would cause fluctuations in our tax credit and incentive services business. For all of our service offerings, other factors that can cause our operating results to fluctuate include:

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

     The business process outsourcing industry is characterized by rapidly changing technology, and our future success will depend upon our ability to keep pace with technological developments. In particular, the market for self-service applications through the Web and corporate intranets using browser software is rapidly evolving.

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

     We believe that if any supplier agreement expires or is canceled or otherwise terminated, or if a third-party supplier refuses to sell to us, we could locate any number of different suppliers. However, it would require a significant amount of time to integrate the relevant technology from the new supplier, which would result in a significant delay in our ability to offer the particular enhancement. We could also experience difficulties integrating the new supplier's technology with our services. We cannot assure you we could accomplish any such integration in a cost-effective manner. Significant delays in the offering of service enhancements due to integration of technology from new suppliers could significantly harm our revenues and profitability.

  OUR SERVICES MAY CONTAIN DEFECTS OR LACK ADEQUATE SECURITY WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT OUR ATTENTION FROM PRODUCT DEVELOPMENT EFFORTS AND RESULT IN A LOSS OF CUSTOMERS.

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

  THE LOSS OF KEY MANAGEMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

     Our success depends in large part upon the retention of key management, especially William W. Canfield, the Chairman of our Board of Directors and our President and Chief Executive Officer, who has served in that capacity for more than 15 years. We would likely undergo a difficult transition period if we were to lose the services of our key management, including Mr. Canfield, which would materially and adversely affect our business and prospects.

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

     Other parties have asserted in the past, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, we have entered into a license to use various interactive voice response and computer telephony technologies that required us to make an initial payment and to pay future royalties. Further, we have not conducted a search to determine whether the technology we have in our services infringes or misappropriates intellectual property held by other third-parties. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights.

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

     We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code, access to our databases and the disclosure and use of our other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have procured signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Further, we have not included copyright notices on all of our copyrightable intellectual property. Efforts to address any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar services, potentially resulting in the loss of one or more competitive advantages and decreased revenues.

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

     We consider the primary competitor to The Work Number to be large employers and outsourcers who manage employment verification through a call center or through internal automated systems. We believe the primary competitors to other Work Number services are ADP, Paychex, and Ceridian. We consider the primary competitor to our tax management services to be ADP, as well as a few smaller firms that offer similar services.

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

     - limit the right of shareholders to call a special meeting of shareholders or propose other actions;

     - require unanimity for shareholders to act by written consent, in accordance with Missouri law;

     - require a higher percentage of shareholders than would otherwise be required by Missouri law to amend, alter, change or repeal certain provisions of our articles of incorporation;

     - provide that the bylaws may be amended only by the majority vote of the Board of Directors and shareholders will not be able to amend the bylaws without first amending the articles of incorporation;

     - authorize the issuance of preferred stock with any voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such rights as may be specified by our Board of Directors, without shareholder approval; and

     - restrict specified types of "business combinations" and "control share acquisitions," as well as regulate some tender offers.

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

     - concerns regarding the security of our database;

     - conditions and trends in outsourcing of tax management, human resources and payroll services; and

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

  BECAUSE OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGET OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.

     In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted class action securities litigation against those companies. For example, we recently settled class action litigation, as discussed in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters" below. Such litigation could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

     As of March 31, 2005, we occupied approximately 342,000 square feet of office space in 30 buildings across the country. At such date, all of our facilities were leased and were utilized primarily for general administrative, data processing and sales purposes. We believe our facilities have been generally well maintained, are in good operating condition and are adequate for our current requirements. Additionally, we had approximately 75 employees, primarily sales-related, working out of their homes. The following table includes descriptions of our significant facilities and, if applicable, the specific business segment to which the property is dedicated.

                                                                      SQUARE       BUSINESS
ADDRESS                   CITY AND STATE         FACILITY TYPE        FOOTAGE       SEGMENT
-------                   --------------         -------------        -------      --------
10101 Woodfield.........  St. Louis, MO     Administrative, Data      83,000    Tax management
                                            Processing and Sales                   services
11828 Borman Drive......  St. Louis, MO     Administrative and Data   46,000          All
                                            Processing
1850 Borman Court.......  St. Louis, MO     Corporate                 40,000          All
                                            Headquarters --
                                            Executive,
                                            Administrative, Data
                                            Processing and Sales
3455 Mill Run Drive.....  Hilliard, OH      Administrative, Data      20,000    Tax management
                                            Processing and Sales                   services
191 W. Schrock Road.....  Westerville, OH   Administrative and Data   18,000    Tax management
                                            Processing                             services
1195 Corporate Lake.....  St. Louis, MO     Administrative and Data   15,000    Tax management
                                            Processing                             services
300 East McBee Ave. ....  Greenville, SC    Administrative, Data      15,000    Tax management
                                            Processing and Sales                   services
3400 Waterview Pkwy. ...  Richardson, TX    Administrative and Sales   9,000    The Work Number
                                                                                   services

ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us, our consolidated financial position, or our results of operations.

     As previously disclosed, the staff of the Securities and Exchange Commission ("SEC") conducted an investigation into the matters that were the subject of the restatements of our financial statements that we had announced on December 16, 2002, and January 5, 2004. On August 12, 2004, we announced that we had made an offer of settlement to the Enforcement Division of the SEC. On March 7, 2005, the U.S. District Court for the Eastern District of Missouri entered a final judgment against us whereby we agreed, without admitting or denying any liability, to pay $2.5 million in civil penalties and not to violate certain provisions of the federal securities laws in the future. In addition, the SEC entered an Order Instituting Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order whereby we agreed, without admitting or denying any liability, to pay one dollar in disgorgement and not to violate certain provisions of the federal securities laws in the future. Separately, William W. Canfield, our president and chief executive officer, entered into a settlement with the SEC related to its investigation against him in a related matter.

     In anticipation of the SEC settlement, we recorded a reserve of $3.0 million in the first quarter of fiscal year 2005. This charge was included in "other income (expense), net" in the consolidated statement of earnings for the quarter ended June 30, 2004. In the fourth quarter of fiscal year 2005, we reclassified the SEC settlement charge to "operating expenses" in our consolidated statement of earnings. Additionally, $0.5 million of the reserve recognized in the 2005 first quarter was reclassified to "general and administrative" expenses, representing related legal expenses incurred during the fiscal year.

     We have released our insurance providers from claims against our applicable insurance policies. Any fines or penalties assessed by the SEC against us, along with any further defense costs that we incur in connection with the SEC investigation, either on our own behalf or as indemnification on behalf of William W. Canfield or Craig N. Cohen, and any future related litigation costs will be borne by us and will not be covered by insurance. In addition, to the extent that we are required to indemnify Messrs. Canfield or Cohen against any fines or penalties assessed against either of them, those amounts will be borne by us and will not be covered by insurance. The application of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock trades on the Nasdaq National Market under the symbol "TALX." On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. The following table sets forth the high and low sales prices of our common stock as quoted in the Nasdaq National Market for each of the quarters since the beginning of fiscal 2004 through the end of fiscal 2005, retroactively adjusted for the effects of the 3-for-2 stock split.

                                                               HIGH     LOW
                                                               ----     ---
FISCAL 2004:
  First quarter.............................................  $16.30   $ 8.28
  Second quarter............................................   21.17    13.24
  Third quarter.............................................   19.19    13.26
  Fourth quarter............................................   15.66    12.33
FISCAL 2005:
  First quarter.............................................  $16.53   $14.50
  Second quarter............................................   16.41    13.50
  Third quarter.............................................   20.00    15.22
  Fourth quarter............................................   24.51    15.43

     On May 19, 2005, the last reported sale price on the Nasdaq National Market for our common stock was $27.69 per share. As of May 19, 2005, there were approximately 141 holders of record of our common stock.

     During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. The following table sets forth dividends declared per share of common stock for the periods indicated, retroactively adjusted for the effects of the 3-for-2 stock split:

                                                              DIVIDEND
                                                              DECLARED
                                                              --------
FISCAL 2004:
  First Quarter.............................................   $0.03
  Second Quarter............................................   $0.03
  Third Quarter.............................................   $0.03
  Fourth Quarter............................................   $0.03
FISCAL 2005:
  First Quarter.............................................   $0.03
  Second Quarter............................................   $0.04
  Third Quarter.............................................   $0.04
  Fourth Quarter............................................   $0.04

     Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition and such other factors as the board may deem relevant. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding certain contractual restrictions on our ability to pay dividends that are found in our loan agreement.

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                              TOTAL NUMBER OF       MAXIMUM NUMBER
                               TOTAL                         SHARES PURCHASED     OF SHARES THAT MAY
                             NUMBER OF                      AS PART OF PUBLICLY    YET BE PURCHASED
                               SHARES      AVERAGE PRICE      ANNOUNCED PLANS     UNDER THE PLANS OR
PERIOD                      PURCHASED(1)   PAID PER SHARE     OR PROGRAMS(1)           PROGRAMS
------                      ------------   --------------   -------------------   ------------------
January 1, 2005 to January
  31, 2005................        --              --                 --                693,789
February 1, 2005 to
  February 28, 2005.......        --              --                 --                693,789
March 1, 2005 to March 31,
  2005....................        --              --                 --                693,789
                                ----            ----               ----
  Total...................        --              --                 --                693,789
                                ====            ====               ====

---------------

(1) On September 25, 2002, our Board of Directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending September 30, 2005, subject to market conditions and other factors. Under the September 25, 2002 plan, we did not repurchase any shares during the quarter ended March 31, 2005. Cumulative shares repurchased under the September 25, 2002 plan amounted to 306,211. On May 10, 2005, our Board of Directors authorized us to repurchase up to two million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. The May 10, 2005 plan superseded the September 25, 2002 plan, and the remaining 693,789 authorized shares that had been authorized for repurchase under the September 25, 2002 plan are no longer available for repurchase.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     This section presents our selected historical financial data and certain additional information. As discussed below, on April 22, 2003, we sold substantially all of the assets of our Human Resources and Benefits Application Services business. During July 2001 we acquired Ti3, Inc. and during March 2002, we acquired the unemployment cost management services business of Gates, McDonald & Company and James E. Frick, Inc., d/b/a The Frick Company. On July 1, 2003, we acquired Johnson and Associates. Effective April 1, 2004, we acquired certain businesses of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC. In October 2004, we acquired TBT Enterprises, Inc. and UI Advantage, Inc. and Net Profit Inc., all of which specialize in employment-related tax credit and incentive services.

     We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended March 31, 2005 from our consolidated financial statements. The consolidated financial statements as of March 31, 2005 and 2004 and for each of the years in the three-year period ended March 31, 2005 contained herein have been audited by KPMG LLP, independent registered public accounting firm. The financial information set forth below reflects the classification of the database, document services and Human Resources and Benefits Application Services businesses as discontinued operations.

     The selected data in this section is not intended to replace the financial statements. You should read carefully the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of material uncertainties that might cause the data reflected herein not to indicate our future financial condition or results of operations, see "Item 1 -- Business -- Risk Factors."

     On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record January 20, 2005. Earnings per share and the weighted average number of common shares outstanding set forth below have been retroactively adjusted for the 3-for-2 stock split.

                                                          YEARS ENDED MARCH 31,
                                            --------------------------------------------------
                                             2001      2002       2003       2004       2005
                                            -------   -------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
  The Work Number services................  $19,149   $27,184   $ 35,934   $ 46,608   $ 65,373
  Tax management services.................       --       848     74,645     73,667     90,208
  Customer premises systems...............    6,524     3,480      1,708         --         --
  Maintenance and support.................    4,417     3,893      3,639      4,120      2,814
                                            -------   -------   --------   --------   --------
     Total revenues.......................   30,090    35,405    115,926    124,395    158,395
                                            -------   -------   --------   --------   --------
Cost of revenues:
  The Work Number services................    6,179     9,320     12,285     13,947     18,645
  Tax management services.................       --       450     38,337     37,986     45,064
  Customer premises systems...............    5,790     2,652        997         --         --
  Maintenance and support.................    1,275     1,028        734      1,320      1,008
  Inventory write-down....................       --       307         --         --         --
                                            -------   -------   --------   --------   --------
     Total cost of revenues...............   13,244    13,757     52,353     53,253     64,717
                                            -------   -------   --------   --------   --------
Gross profit..............................   16,846    21,648     63,573     71,142     93,678
                                            -------   -------   --------   --------   --------

                                                          YEARS ENDED MARCH 31,
                                            --------------------------------------------------
                                             2001      2002       2003       2004       2005
                                            -------   -------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Operating expenses:
  Selling and marketing...................    5,691     6,333     18,902     23,862     27,693
  General and administrative..............    5,767     7,454     25,180     26,052     32,845
  Intellectual property settlement........    1,612        --         --         --         --
  Restructuring charges...................       --     2,627         --         --         --
  SEC settlement charge...................       --        --         --         --      2,500
                                            -------   -------   --------   --------   --------
     Total operating expenses.............   13,070    16,414     44,082     49,914     63,038
                                            -------   -------   --------   --------   --------
Operating income..........................    3,776     5,234     19,491     21,228     30,640
Other income (expense), net...............      562     1,567     (1,358)      (845)    (2,725)
Income tax expense........................    1,774     2,509      6,945      7,890     11,887
                                            -------   -------   --------   --------   --------
Earnings from continuing operations before
  cumulative effect of change in
  accounting principle....................    2,564     4,292     11,188     12,493     16,028
Income (loss) from discontinued
  operations, net.........................     (582)        5      1,781        199        582
                                            -------   -------   --------   --------   --------
Earnings before cumulative effect of
  change in accounting principle..........    1,982     4,297     12,969     12,692     16,610
Cumulative effect of change in accounting
  principle, net of income taxes..........   (1,655)       --         --         --         --
                                            -------   -------   --------   --------   --------
     Net earnings.........................  $   327   $ 4,297   $ 12,969   $ 12,692   $ 16,610
                                            =======   =======   ========   ========   ========

                                                         YEARS ENDED MARCH 31,
                                  -------------------------------------------------------------------
                                     2001          2002          2003          2004          2005
                                  -----------   -----------   -----------   -----------   -----------
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net earnings per common
  share(1):
  Basic:
     Continuing operations......  $      0.17   $      0.23   $      0.54   $      0.61   $      0.78
     Discontinued operations,
       net......................        (0.04)           --          0.09          0.01          0.02
     Cumulative effect of change
       in accounting
       principle................        (0.11)           --            --            --            --
                                  -----------   -----------   -----------   -----------   -----------
       Net earnings.............  $      0.02   $      0.23   $      0.63   $      0.62   $      0.80
                                  ===========   ===========   ===========   ===========   ===========
  Diluted:
     Continuing operations......  $      0.15   $      0.21   $      0.53   $      0.59   $      0.74
     Discontinued operations,
       net......................        (0.03)           --          0.08            --          0.03
     Cumulative effect of change
       in accounting
       principle................        (0.10)           --            --            --            --
                                  -----------   -----------   -----------   -----------   -----------
       Net earnings.............  $      0.02   $      0.21   $      0.61   $      0.59   $      0.77
                                  ===========   ===========   ===========   ===========   ===========
Cash dividends declared per
  common share..................  $      0.05   $      0.08   $      0.09   $      0.13   $      0.15
                                  ===========   ===========   ===========   ===========   ===========
Weighted average number of
  common shares outstanding:
  Basic(1)......................   15,383,892    18,934,033    20,613,871    20,342,852    20,636,419
  Diluted(1)....................   16,602,874    20,222,524    21,312,847    21,339,839    21,635,118

                                                                MARCH 31,
                                           ---------------------------------------------------
                                            2001       2002       2003       2004       2005
                                           -------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments............................  $ 9,725   $ 21,431   $  9,409   $ 10,043   $ 19,014
Working capital..........................   13,677      2,862      1,616      5,996     24,816
Total assets.............................   33,620    179,819    172,795    213,990    246,919
Long-term debt plus capital leases.......       --     30,308     22,152     50,012     57,648
Shareholders' equity.....................   21,823    115,991    123,183    133,817    151,864
ADDITIONAL INFORMATION:
Employment records in The Work Number
  database...............................   43,000     60,700     76,400     90,100    106,900
Employment records under contract(2).....   51,900     70,200     82,000     97,200    113,100

---------------

(1) Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share and the full vesting of all restricted stock. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding, restricted stock outstanding, and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record January 20, 2005. Earnings per share and the weighted average number of common shares outstanding have been retroactively adjusted for the 3-for-2 stock split.

(2) Represents aggregate employment records included in The Work Number database and employment records under contract that have not yet been converted to the database.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with the financial statements and other financial information included in this Form 10-K for the year ended March 31, 2005. See "Forward-Looking Statements" and "Item 1 -- Business -- Risk Factors".

OVERVIEW

     We are a leading provider of automated employment and income verification and tax management services and a leader in providing payroll and human resources business process outsourcing. We provide services that enable large and mid-size corporations, including approximately two-thirds of Fortune 500 companies, as well as government agencies, to outsource the performance of payroll and human resources business processes that would otherwise be performed by their own payroll or human resources department. Our services use web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other authorized users to obtain payroll and human resources information and allow employees and their managers to review and modify information in payroll and human resources management information systems on a self-service basis. Further, we provide unemployment insurance claims processing, unemployment tax planning and management services, and employment-related tax credit and incentive services to a broad range of employers. Our focus is on eliminating paper and manual steps from routine payroll and human resources-related processes. We interact with various payroll systems and human resources services, but are virtually independent of the solutions our clients select.

     As discussed in Note 5 of Notes to Consolidated Financial Statements, effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening and hiring workflow services businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, which we refer to collectively as the "Sheakley Businesses". Additionally, on October 15, 2004, we completed the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we completed the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. These acquisitions enhance our existing tax management services offerings by allowing us to offer clients expanded services in connection with processing of the federally reinstated work opportunity ("WOTC") and welfare to work ("WtW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings.

     As a result of these acquisitions, in the third quarter of fiscal 2005, we renamed as "Tax Management Services" our service offerings we previously referred to as "Unemployment Cost Management Services". We believe that this new name better represents the breadth of services we now offer in the tax management field.

     Our services and products fall within three business segments: The Work Number services, tax management services and customer premises systems and related maintenance and support. The Work Number services include our employment verification and services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress; tax management services include our employment tax consulting and claim processing operations, unemployment tax planning services, and employment-related tax credit and incentive services; and customer premises systems and maintenance and support relate to a business we are phasing out.

     On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record January 20, 2005. Earnings per share and the weighted average number of common shares outstanding throughout this Annual Report on Form 10-K have been retroactively adjusted for the 3-for-2 stock split.

     We achieved record revenues and gross margin in fiscal 2005. We successfully executed our strategies and emphasized cross-selling services to our existing client base. We continued to make strategic acquisitions and realized operational efficiencies as we integrated these acquisitions. Additionally, we broadened our portfolio of services, both through innovations in-house and through our strategic acquisitions. Our revenues rose 27 percent to $158.4 million in fiscal year 2005 compared to $124.4 million in the prior year. Our earnings from continuing operations in fiscal 2005 increased 28 percent to $16.0 million, or $0.74 per diluted share, including an SEC settlement charge of $2.5 million, or $0.12 per diluted share. Earnings from continuing operations totaled $12.5 million, or $0.59 per diluted share, in fiscal 2004.

     The Work Number services achieved record revenues in fiscal year 2005, increasing 40 percent to $65.4 million compared to $46.6 million the prior year. Growth in revenues was primarily attributable to the increased records in the database, coupled with the continued broadening of our verifier base. Additionally, the acquisitions of the Sheakley employment verification business and HireXpress, our applicant screening and hiring workflow services business, also contributed to the increase in revenues in fiscal year 2005. Through a program we call REACH, we are seeking to increase the number of transactions within our existing verifier base vertically by expanding usage with verifiers that have multiple locations and integrating our services with the verifiers' systems and processes. Also through the REACH program, we are seeking to increase transactions horizontally by identifying additional usages for The Work Number database within our existing verifier base. Additionally, through a focused marketing campaign, we have gained additional verifiers, particularly within the automobile financing sector. Gross margin for this business improved 140 basis points to 71.5 percent from 70.1 percent the year before. The improvement in gross margin resulted from higher transaction levels, as well as increased use of cost-effective web-based programs to deliver employment verification, time reporting and electronic payroll services.

     The total number of employment records on The Work Number services increased to 106.9 million at March 31, 2005 from 90.1 million a year ago, representing a 19 percent gain. Total employment records under contract, including those in contract backlog to be added to the database, increased 16 percent to 113.1 million at March 31, 2005 from 97.2 million a year earlier.

     Revenues in the tax management services line of business increased 22 percent to $90.2 million, compared to $73.7 million in the prior year. The increase in revenue was primarily attributable to the acquisitions in fiscal year 2005, as noted above. The tax management services business continued to be an important contributor to our overall profitability as well as to the growth in The Work Number services, resulting from selling those services to our tax management services client base. Gross margin in the tax management business increased 160 basis points to 50.0 percent from 48.4 percent in the 2004 fiscal year. The improved gross margin is primarily a result of efficiencies achieved as acquisitions become fully integrated.

     Pursuant to an acquisition agreement dated April 20, 2005, we acquired Jon-Jay Associates, Inc., which specializes in providing unemployment cost management services as well as an employment verification service, for approximately $24 million, including transaction costs, subject to certain post-closing adjustments. Additionally, the acquisition agreement includes provisions for potential earn-out payments if certain future financial performance measures are achieved through the twelve months ending April 30, 2006 and April 30, 2007, respectively. Pursuant to an asset purchase agreement dated April 26, 2005, we acquired substantially all of the assets and assumed certain of the liabilities of Glick & Glick Consultants, LLC, which specializes in employment-related tax credit and incentive services, for approximately $5 million, including transaction costs. The purchase prices were determined based on arms'-length negotiations, and were paid in cash financed through our Loan Agreement as discussed below in "-- Liquidity and Capital Resources." Total revenues for these businesses were approximately $12.0 million for calendar year 2004.

     The acquisition agreements provide for indemnification of the Company by the sellers for certain pre-closing liabilities and obligations of the business, subject to certain limitations. Escrow accounts, maintained pursuant to the terms of respective escrow agreements, are also available until two years following the purchases to satisfy the indemnification obligations under the purchase agreements, subject to certain limitations described in the acquisition agreements. Of the purchase prices, $2.9 million was paid into the escrow accounts.

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

     The restatement had practically no cumulative impact on our financial results or our financial condition. It had the effect of reducing revenues by $955,000 for fiscal years 1999, 2000 and 2001 and increasing revenues by a similar amount in fiscal years 2002 and 2003. The impact on the fiscal years presented, 2001, 2002 and 2003, was a reduction of revenue in 2001 of $358,000 and an increase of revenues in 2002 and 2003 of $610,000 and $384,000, respectively. In addition to the revenue adjustments, the related commissions associated with the revenues were adjusted accordingly and the income taxes provisions were amended to reflect the impact of these restatements. After adjustment for the 3-for-2 stock split, the annual impact to diluted earnings per share was a reduction to fiscal year 1999 of $0.02, an increase to fiscal year 2000 of $0.01, a reduction to fiscal year 2001 of $0.01 and increases to fiscal years 2002 and 2003 of $0.02 and $0.01, respectively.

     Our review focused on contracts in which revenue was realized in fiscal 2000 and subsequent periods as reliable historical data was not available for earlier periods. Accordingly, our review included contracts for which services were initiated in periods prior to fiscal 2000. The review of certain contracts resulted in cumulative adjustments for periods prior to fiscal 2000 which have been attributed to fiscal 1999, the earliest fiscal period presented for financial disclosure purposes. While it is possible that certain of these adjustments related to periods prior to fiscal 1999, data was not available to accurately support the specific allocation to such prior periods. Such data was not available since we had modified our systems during fiscal 1999 and had not retained sufficient comparable data for contracts entered into prior to the modification. While further review may have resulted in adjustments to increase revenue in 2000 by decreasing revenues in prior periods, based on the review performed, management believes that further adjustments were not supportable.

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

     Revenue Recognition: All revenues are generally recognized pursuant to annual or multi-year contracts.

     Revenues from The Work Number are realized primarily from transaction fees and, to a lesser degree, based on up-front set-up fees and periodic maintenance fees. Revenues for transaction fees are recognized in the period that they are earned, based on fees charged to users at the time they conduct verifications of employment and income. In accordance with Staff Accounting Bulletin No. 104, the revenue for set up fees and monthly maintenance fees is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period.

     Revenue for our W-2 service is recognized evenly from the time the service is available for use by TALX clients through the end of the service period. Additionally, we have some clients that are billed for this service on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

     We charge ePayroll clients on a per-employee, per-month basis, plus an initial set-up fee. Revenue for the initial set-up fees is recognized evenly over the initial contract period, beginning with the date the client is "live" on our system. Per-employee, per-month fees are recognized as revenue in the months billed.

     FasTime clients are billed for initial set-up fees, monthly maintenance fees and per transaction fees. Revenue is recognized evenly from the time the service is available for use by our clients through the end of the service period for setup and maintenance fees and as services are performed for transaction-based fees.

     HireXpress clients are billed for initial set-up fees and per transaction fees or monthly fees. Revenue is recognized evenly from the time the service is available for use by our clients through the end of the service period for set-up fees and as services are performed for transaction-based or monthly fees.

     Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Tax management service revenue that is contingent upon achieving certain performance criteria is recognized when those criteria are met.

     In accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), revenues from implementations of system enhancements related to our former Customer Premises Systems line of business were recognized by the contract method of accounting using the percentage of completion method for larger, more complex implementations and the completed contract method for smaller implementations. We recognized revenue in this line of business related to hardware and software sales upon shipment of the hardware and related software, in accordance with the sales contracts and considerations of SOP 97-2 for multiple element arrangements, as well as vendor-specific objective evidence.

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

     In relationships with certain of our customers, we enter into agreements with more than one of our service offerings included in the arrangement. When a client contracts with us to provide more than one service, the terms of the underlying contract itemize each service provided and the related fees for each service. In accordance with the consensus of Emerging Issues Task Force Issue No. 00-21, as these fee arrangements are similar to those charged to other clients, we recognize revenue on the basis of the fair values of the underlying services.

     Deferred revenue represents the unearned portion of The Work Number set up fees, UC eXpress and maintenance fees.

     Commissions paid are deferred and charged to expense proportionally over the related service period.

     Direct expenses related to cost of revenues are tracked separately for each service we provide. Incremental direct costs that are related to the origination of a client contract are expensed as incurred.

     Business Combinations and Intangible Asset Valuation: In connection with the acquisitions of Ti3, Inc.; the unemployment cost management services business of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; James E. Frick, Inc., d/b/a The Frick Company; Johnson and Associates; the Sheakley Businesses; TBT Enterprises, Incorporated and UI Advantage, Inc.; and Net Profit, Inc., we acquired certain identifiable intangible assets. We recorded these assets in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations".

     Effective April 20, 2005, we acquired Jon-Jay Associates, Inc. Effective April 26, 2005, we purchased substantially all of the assets and assumed certain liabilities of Glick & Glick Consultants, LLC. We will record these acquisitions in accordance with SFAS No. 141, "Business Combinations."

     Effective April 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Through the use of an independent business appraiser, we reviewed our goodwill and intangible assets as of December 31, 2004 and determined that no impairment existed.

     Capitalized Software: Software development costs are expensed as incurred until technological feasibility is achieved, after which time they are capitalized on a product-by-product basis. We amortize capitalized software development costs evenly over the remaining estimated economic life of the product, generally three years. We begin amortization of capitalized software development costs when the product is available for general release to clients. We review all capitalized software assets for impairment as of each balance sheet date. Upon determination of any impairment, we write down the asset to the appropriate value in the period that the impairment is determined.

     Income Taxes: We record income taxes under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items that we received a tax deduction for, but have not yet been recorded in the Consolidated Statement of Earnings). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. See our consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) was to be effective for our quarter ended September 30, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123(R). As a result, SFAS 123(R) will be effective beginning in our first quarter of fiscal 2007. This Statement requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are currently evaluating the impact of the adoption of SFAS 123(R) on our consolidated financial statements.

RESULTS OF OPERATIONS

     The following tables set forth (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                         2003       2004       2005
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues:
  The Work Number services...........................  $ 35,934   $ 46,608   $ 65,373
  Tax management services............................    74,645     73,667     90,208
  Customer premises systems..........................     1,708         --         --
  Maintenance and support............................     3,639      4,120      2,814
                                                       --------   --------   --------
     Total revenues..................................  $115,926   $124,395   $158,395
                                                       --------   --------   --------
Gross profit:
  The Work Number services...........................  $ 23,649   $ 32,661   $ 46,728
  Tax management services............................    36,308     35,681     45,144
  Customer premises systems..........................       711         --         --
  Maintenance and support............................     2,905      2,800      1,806
                                                       --------   --------   --------
     Total gross profit..............................  $ 63,573   $ 71,142   $ 93,678
                                                       --------   --------   --------

                                                              YEARS ENDED MARCH 31,
                                                              ---------------------
                                                              2003    2004    2005
                                                              -----   -----   -----
Gross margin percentage by revenue category:
  The Work Number services..................................  65.8%   70.1%   71.5%
  Tax management services...................................  48.6    48.4    50.0
  Customer premises systems.................................  41.6      --      --
  Maintenance and support...................................  79.8    68.0    64.2

                                                              YEARS ENDED MARCH 31,
                                                              ---------------------
                                                              2003    2004    2005
                                                              -----   -----   -----
PERCENTAGE OF TOTAL REVENUES
Revenues:
  The Work Number services..................................   31.0%   37.5%   41.2%
  Tax management services...................................   64.4    59.2    57.0
  Customer premises systems.................................    1.5      --      --
  Maintenance and support...................................    3.1     3.3     1.8
                                                              -----   -----   -----
     Total revenues.........................................  100.0   100.0   100.0
Cost of revenues............................................   45.2    42.8    40.9
                                                              -----   -----   -----
Gross margin................................................   54.8    57.2    59.1
                                                              -----   -----   -----
Operating expenses:
  Selling and marketing.....................................   16.3    19.2    17.5
  General and administrative................................   21.7    20.9    20.7
  SEC settlement charge.....................................     --      --     1.6
                                                              -----   -----   -----
     Total operating expenses...............................   38.0    40.1    39.8
                                                              -----   -----   -----
Operating income............................................   16.8    17.1    19.3
Other income, net...........................................   (1.2)   (0.7)   (1.7)
                                                              -----   -----   -----
  Earnings from continuing operations before income tax
     expense................................................   15.6    16.4    17.6
Income tax expense..........................................    5.9     6.3     7.5
                                                              -----   -----   -----
  Earnings from continuing operations.......................    9.7    10.1    10.1
Discontinued operations, net................................    1.5     0.1     0.4
                                                              -----   -----   -----
  Net earnings..............................................   11.2%   10.2%   10.5%
                                                              =====   =====   =====

     As discussed in Note 5 of Notes to Consolidated Financial Statements, effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening and hiring workflow services businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, which we refer to collectively as the "Sheakley Businesses". Additionally, on October 15, 2004, we completed the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we completed the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. These acquisitions enhance our existing tax management services offerings by allowing us to offer clients expanded services in connection with processing of the federally reinstated work opportunity ("WOTC") and welfare to work ("WtW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings.

     On April 22, 2003 we transferred substantially all of the assets of our Human Resources and Benefits Application Services business to Workscape, Inc., a Massachusetts-based provider of benefits and workforce management solutions. Accordingly, the historical results of operations for this business have been reclassified to earnings from discontinued operations on our consolidated statement of earnings.

  REVENUES.

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                         2003       2004       2005
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
The Work Number services.............................  $ 35,934   $ 46,608   $ 65,373
Tax management services..............................    74,645     73,667     90,208
Customer premises systems............................     1,708         --         --
Maintenance and support..............................     3,639      4,120      2,814
                                                       --------   --------   --------
  Total revenues.....................................  $115,926   $124,395   $158,395
                                                       --------   --------   --------

     Total revenues increased 27.3% to $158.4 million in fiscal 2005 from $124.4 million in fiscal 2004 and $115.9 million in fiscal 2003.

  THE WORK NUMBER SERVICES SEGMENT

     Revenues from The Work Number services increased 40.3% to $65.4 million in fiscal 2005 from $46.6 million in fiscal 2004 and $35.9 million in fiscal 2003. The increase in fiscal 2005 was due primarily to an increase in transaction volumes resulting from marketing efforts directed to verifiers and employers, as well as the continued growth of the database. Additionally, the acquisitions of the Sheakley employment verification business and HireXpress, our applicant screening and hiring workflow services business, also contributed to the increase in revenues in fiscal year 2005. Through a program we call REACH, we are seeking to increase the number of transactions within our existing verifier base vertically by expanding usage with verifiers that have multiple locations and integrating our services with the verifiers' systems and processes. Also through the REACH program, we are seeking to increase transactions horizontally by identifying additional usages for The Work Number database within our existing verifier base. Additionally, through a focused marketing campaign, we have gained additional verifiers, particularly within the automobile financing sector. The increase in fiscal 2004 was due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers, partially offset by lower average transaction fees due to the increase in transactions from users with volume pricing discounts and the impact of former 1-900 users moving to other means of access. We also experienced increased transaction volumes in 2004 due to an increase in the number of employers and related employment records in the database.

     The mortgage industry, the consumer finance industry, and pre-employment screeners are the primary revenue generators for The Work Number. Verifications in the consumer finance area have increased significantly over the last year as we have focused on extending our reach to additional consumer finance lenders, such as lenders for automobile, furniture and appliance loans. Mortgage-related verifications declined as a percentage of total verifications in fiscal year 2005 compared to the prior year primarily as a result of overall economic factors. The balance between mortgage-related and pre-employment-related verification revenues began to shift back from its widest spread in the first quarter of fiscal 2004 towards a more traditional balance towards the end of fiscal 2004. Additionally, in fiscal 2004, we gradually increased the revenues from collection companies and social services agencies. The table below indicates the percentage of The Work Number revenues contributed by types of verifiers during fiscal year 2004 and fiscal year 2005.

                                                                       QUARTERS ENDED
                            -----------------------------------------------------------------------------------------------------
                             JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,      JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,
REVENUE SOURCE                 2003         2003        2003         2004          2004         2004        2004         2005
--------------              -----------   ---------   --------   ------------   -----------   ---------   --------   ------------
Pre-Employment............      20%          21%         22%          17%           18%          19%         18%          14%
Mortgage..................      41           40          34           29            35           34          35           27
Consumer Finance..........      15           16          16           17            16           21          21           24
Social Services...........       6            7          10            8            13            8           8            8
Other.....................       5            5           5            4             5            5           5            2
Other Work Number
  Services................      13           11          13           25            13           13          13           25

     As of the end of fiscal year 2005, we had 106.9 million employment records on The Work Number services database, a 19% increase from fiscal year 2004. Total employment records under contract, including those in the contract backlog to be added to the database, represented 113.1 million records.

     Our W-2 eXpress services also experienced strong years in fiscal 2005 and 2004. We had 10.2 million W-2s live on our system for fiscal 2005, representing an increase in excess of 20.0% over fiscal 2004. Live W-2s on our system increased in excess of 40% in fiscal 2004 compared to fiscal 2003.

  TAX MANAGEMENT SERVICES SEGMENT

     Revenues from tax management services increased 22.5% to $90.2 million in fiscal 2005 from $73.7 million in fiscal 2004 primarily as a result of our acquisitions of the Sheakley Businesses, TBT Enterprises, and Net Profit, Inc. in fiscal 2005. Revenues from tax management services decreased 1.3% to $73.7 million in fiscal 2004 from $74.6 million in fiscal 2003 due primarily to a reduced level of tax consulting contracts, some pricing pressure in the claims processing business and the loss of some smaller clients as we instituted certain minimum pricing policies, partially offset by the addition of revenues from our acquisition of Johnson and Associates and new sales.

     The UC eXpress revenue stream is one of multi-year contracts that provide a solid revenue base with upside potential through contingency billings from tax consulting, or additional billings if claims processed, or other performance measures, exceed contractually set levels. Beginning in the 2004 fiscal year, uncertain economic conditions contributed to a reduction in activity in our tax consulting business. In addition, claims activity was less than expected and we did not realize the anticipated additional billings.

  CUSTOMER PREMISES SYSTEMS AND MAINTENANCE AND SUPPORT SEGMENT

     Revenues from customer premises systems decreased in fiscal 2005 and 2004 as we have been diminishing this business over the past several years. During fiscal 2003 we completely eliminated sales of customer premises systems. Revenues from maintenance and support related to the customer premises systems declined to $2.8 million in fiscal 2005, compared to $4.1 million in fiscal 2004 and $3.6 million in fiscal 2003. We anticipate maintenance and support revenues will continue to decrease over time from current levels as our installed base continues to shrink as supported systems approach the end of their life cycles. Additionally, during 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. In the second quarter of fiscal 2005, as a result of requests from a number of our clients, we agreed to extend these support services until December 2005. In the first quarter of fiscal 2006, we agreed to extend these support services until March 2006.

  GROSS PROFIT AND GROSS MARGIN.

                                                             YEARS ENDED MARCH 31,
                                                          ---------------------------
                                                           2003      2004      2005
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
  The Work Number services..............................  $23,649   $32,661   $46,728
  Tax management services...............................   36,308    35,681    45,144
  Customer premises systems.............................      711        --        --
  Maintenance and support...............................    2,905     2,800     1,806
                                                          -------   -------   -------
     Total gross profit.................................  $63,573   $71,142   $93,678
                                                          -------   -------   -------
Gross margin percentage by revenue category:
  The Work Number services..............................     65.8%     70.1%     71.5%
  Tax management services...............................     48.6      48.4      50.0
  Customer premises systems.............................     41.6        --        --
  Maintenance and support...............................     79.8      68.0      64.2
     Total gross margin percentage......................     54.8      57.2      59.1

     Total gross profit increased 31.7% to $93.7 million in fiscal 2005 from $71.1 million in fiscal 2004 and $63.6 million in fiscal 2003. Total gross margin increased to 59.1% in fiscal 2005 from 57.2% in fiscal 2004 and 54.8% in fiscal 2003.

  THE WORK NUMBER SEGMENT

     The Work Number services gross profit increased 43.1% to $46.7 million in fiscal 2005 from $32.7 million in fiscal 2004 and $23.6 million in fiscal 2003. Gross margin increased to 71.5% in fiscal 2005 from 70.1% in fiscal 2004 and 65.8% in fiscal 2003. The increases in gross profit and gross margin were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure. Additionally, more transactions were performed over the Internet, which has a lower average transaction cost compared to transactions performed through either our 900 or 800 telephone services.

  TAX MANAGEMENT SERVICES SEGMENT

     Tax management services gross profit increased 26.5% to $45.1 million, or 50.0% of corresponding revenue, in fiscal 2005 from $35.7 million, or 48.4% of corresponding revenue, in fiscal 2004 and $36.3 million, or 48.6% of corresponding revenue, in fiscal 2003. The increases in gross profit and gross margin in fiscal year 2005 are due primarily to higher revenues, as well as cost savings realized through our consolidation of the operational infrastructure of various acquisitions. The decrease in gross profit and gross margin in fiscal year 2004 was due primarily to temporary incremental costs related to our efforts to consolidate our operational infrastructure following the acquisitions. The tax management services business has been an important contributor to our overall profitability as well as to the growth in The Work Number Services due to success in cross-selling The Work Number Services into the tax management services client base.

  CUSTOMER PREMISES SYSTEMS AND MAINTENANCE AND SUPPORT SEGMENT

     Customer premises systems and maintenance and support gross profit decreased to $1.8 million from $2.8 million in fiscal 2004 and $2.9 million in fiscal 2003. The decline in gross profit is due to the fixed nature of personnel and infrastructure costs even as our installed base continues to shrink.

     Selling and Marketing Expenses. Selling and marketing expenses increased 16.1% to $27.7 million in fiscal 2005 from $23.9 million in fiscal 2004 and $18.9 million in fiscal 2003. As a percentage of revenues, such expenses decreased to 17.5% in fiscal 2005 compared to 19.2% in fiscal 2004 and 16.3% in fiscal 2003. The increases in expenses in fiscal 2005 were primarily due to increased commissions and incentives, which resulted from our higher revenues, as well as increased personnel as we developed a new sales and service team to market directly to verifiers. Selling and marketing expenses as a percentage of revenues improved in fiscal 2005 as a result of the higher revenue levels, improved leveraging of our selling and marketing infrastructure and our continued focus on expense control. Increased selling and marketing expenses in fiscal 2004 were primarily due to increased costs related to our reorganization of the sales and services teams. In addition to realigning our sales and service teams into regions, we added personnel and related costs. Additionally, marketing costs increased in fiscal 2004 as we increased our efforts to market to high volume verifiers of The Work Number.

     General and Administrative Expenses. General and administrative expenses increased 26.1% to $32.8 million in fiscal 2005 from $26.1 million in fiscal 2004 and $25.2 million in fiscal 2003. The increase in such expenses in fiscal 2005 resulted primarily from additional amortization related to intangible assets from our three acquisitions and the expansion of our infrastructure to accommodate our growing business and the financial consolidation of the acquisitions described in Notes 5 and 6 of Notes to Consolidated Financial Statements. As a percentage of revenues, such expenses decreased to 20.7% in fiscal 2005 from 20.9% in fiscal 2004 and 21.7% in fiscal 2003. This decrease is due primarily to improved leveraging of personnel and infrastructure costs.

     SEC Settlement Charge. In fiscal 2005, the Securities and Exchange Commission accepted our offer of settlement to resolve its investigation into our accounting for certain items, as described in Note 16 of Notes to Consolidated Financial Statements. Under the offer of settlement, we agreed to pay one dollar in disgorgement and $2.5 million in civil penalties.

     Other Income (Expense), Net. Other income (expense), net totaled $2.7 million of other expense in fiscal 2005, compared to $0.8 million in fiscal 2004 and $1.4 million in fiscal 2003. The increase in fiscal 2005 was due to increased borrowings resulting from funding our acquisitions in 2005. The decrease from fiscal 2003 to fiscal 2004 was due to a lower level of outstanding borrowings throughout fiscal 2004 compared to fiscal 2003.

     Income Tax Expense. Our effective income tax rate was 42.6%, 38.7%, and 38.3% in fiscal 2005, 2004 and 2003, respectively. The SEC settlement charge, as discussed above, was not tax deductible, causing a higher effective income tax rate in fiscal 2005.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth (1) specified unaudited statement of operations data (2) the gross margin percentage for each of our revenue categories, and (3) operating data expressed as a percentage of our total revenues, in each case for each of the four quarters in fiscal 2005 and fiscal 2004. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. We believe that quarter-to-quarter comparisons of our financial results should not necessarily be relied upon as an indication of future performance.

     We had initially recorded the SEC settlement charge in the first quarter of fiscal 2005 as other income (expense), net. It has been reclassified to operating expenses in the accompanying table of quarterly results of operations to conform to current presentation to more accurately reflect the nature of this charge. As a result of the reclassification, previously reported operating income for the fiscal year 2005 first quarter should have been $2.8 million, as reflected in the table below.

                                                                       QUARTERS ENDED
                            -----------------------------------------------------------------------------------------------------
                             JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,      JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,
                               2003         2003        2003         2004          2004         2004        2004         2005
                            -----------   ---------   --------   ------------   -----------   ---------   --------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  The Work Number
    services..............    $10,943      $11,627    $10,028      $14,010        $14,417      $14,188    $15,558      $21,210
  Tax management
    services..............     18,183       18,701     18,356       18,427         20,900       21,662     23,605       24,041
  Maintenance and
    support...............      1,015        1,220      1,060          825            744          780        677          613
                              -------      -------    -------      -------        -------      -------    -------      -------
    Total revenues........     30,141       31,548     29,444       33,262         36,061       36,630     39,840       45,864
                              -------      -------    -------      -------        -------      -------    -------      -------
Gross profit:
  The Work Number
    services..............      7,610        8,534      6,922        9,595         10,225       10,257     11,372       14,874
  Tax management
    services..............      8,460        8,666      9,067        9,488          9,766       10,789     12,345       12,244
  Maintenance and
    support...............        683          892        670          555            512          548        424          322
                              -------      -------    -------      -------        -------      -------    -------      -------
    Total gross margin....     16,753       18,092     16,659       19,638         20,503       21,594     24,141       27,440
                              -------      -------    -------      -------        -------      -------    -------      -------
Operating expenses:
  Selling and marketing...      6,027        5,895      5,558        6,382          7,020        6,618      6,965        7,090
  General and
    administrative........      6,017        6,623      6,678        6,734          8,170        7,779      8,460        8,436
  SEC settlement charge...         --           --         --           --          2,500           --         --           --
                              -------      -------    -------      -------        -------      -------    -------      -------
    Total operating
      expenses............     12,044       12,518     12,236       13,116         17,690       14,397     15,425       15,526
                              -------      -------    -------      -------        -------      -------    -------      -------
Operating income..........      4,709        5,574      4,423        6,522          2,813        7,197      8,716       11,914
                              =======      =======    =======      =======        =======      =======    =======      =======
Net earnings from
  continuing operations...    $ 2,731      $ 3,263    $ 2,539      $ 3,960        $   198      $ 3,930    $ 4,813      $ 7,087
                              =======      =======    =======      =======        =======      =======    =======      =======
Net earnings..............    $ 2,811      $ 3,285    $ 2,567      $ 4,029        $   356      $ 4,059    $ 4,966      $ 7,229
                              =======      =======    =======      =======        =======      =======    =======      =======
Diluted earnings from
  continuing operations
  per share...............    $  0.13      $  0.15    $  0.12      $  0.19        $  0.01      $  0.18    $  0.22      $  0.32
                              =======      =======    =======      =======        =======      =======    =======      =======
Diluted earnings per
  share...................    $  0.13      $  0.15    $  0.12      $  0.19        $  0.02      $  0.19    $  0.23      $  0.33
                              =======      =======    =======      =======        =======      =======    =======      =======

                                                                       QUARTERS ENDED
                            -----------------------------------------------------------------------------------------------------
                             JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,      JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,
                               2003         2003        2003         2004          2004         2004        2004         2005
                            -----------   ---------   --------   ------------   -----------   ---------   --------   ------------
Gross margin percentage by
  revenue category:
  The Work Number
    services..............     69.5%        73.4%       69.0%        68.5%         70.9%        72.3%       73.1%        70.1%
  Tax management
    services..............     46.5         46.3        49.4         51.5          46.7         49.8        52.3         50.9
  Maintenance and
    support...............     67.3         73.1        63.2         67.3          68.8         70.3        62.6         52.5

                                                                       QUARTERS ENDED
                            -----------------------------------------------------------------------------------------------------
                             JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,      JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,
                               2003         2003        2003         2004          2004         2004        2004         2005
                            -----------   ---------   --------   ------------   -----------   ---------   --------   ------------
PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  The Work Number
    services..............      36.3%        36.9%      34.1%        42.1%          40.0%        38.7%      39.1%        46.3%
  Tax management
    services..............      60.3         59.3       62.3         55.4           58.0         59.2       59.2         52.4
  Maintenance and
    support...............       3.4          3.8        3.6          2.5            2.0          2.1        1.7          1.3
                               -----        -----      -----        -----          -----        -----      -----        -----
    Total revenues........     100.0        100.0      100.0        100.0          100.0        100.0      100.0        100.0
Cost of revenues..........      44.4         42.7       43.4         41.0           43.1         41.0       39.4         40.2
                               -----        -----      -----        -----          -----        -----      -----        -----
Gross margin..............      55.6         57.3       56.6         59.0           56.9         59.0       60.6         59.8
                               -----        -----      -----        -----          -----        -----      -----        -----
Operating expenses:
  Selling and marketing...      20.0         18.7       18.9         19.2           19.5         18.1       17.5         15.4
  General and
    administrative........      20.0         21.0       22.7         20.2           22.7         21.3       21.2         18.4
  SEC settlement charge...        --           --         --           --            6.9           --         --           --
                               -----        -----      -----        -----          -----        -----      -----        -----
    Total operating
      expenses............      40.0         39.7       41.6         39.4           49.1         39.4       38.7         33.8
                               -----        -----      -----        -----          -----        -----      -----        -----
Operating income..........      15.6         17.6       15.0         19.6            7.8         19.6       21.9         26.0
                               =====        =====      =====        =====          =====        =====      =====        =====
Net earnings from
  continuing operations...       9.0         10.3        8.6         11.9            0.6         10.7       12.1         15.5
                               =====        =====      =====        =====          =====        =====      =====        =====
Net earnings..............       9.3         10.4        8.7         12.1            1.0         11.1       12.5         15.8
                               =====        =====      =====        =====          =====        =====      =====        =====

     On April 22, 2003, we sold substantially all of the assets of our Human Resources and Benefits Application Services business and reflected such operations as a discontinued operation for financial reporting purposes. During July 2001, we acquired Ti3, Inc. and during March 2002, we acquired the unemployment cost management services business of Gates, McDonald & Company and James E. Frick, Inc., d/b/a The Frick Company. On July 1, 2003, we acquired Johnson and Associates. Effective April 1, 2004, we purchased substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and applicant screening and hiring workflow services businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC. On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc. On October 25, 2004, we closed on the acquisition of the stock of Net Profit, Inc.

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

SEASONALITY

     Revenues generated from our W-2 eXpress service, which is part of The Work Number services segment, are particularly affected by seasonality and are principally earned in our fourth fiscal quarter.

     Revenues generated from our tax management services are generally higher in the fourth fiscal quarter as certain client contracts allow us to bill additional fees based upon actual annual claims volumes. Additionally, our tax planning business has an inherent seasonality based upon the general nature of tax services.

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations as of March 31, 2005.

                                                       PAYMENTS BY PERIOD
                                       ---------------------------------------------------
                                                  LESS THAN     1-3      3-5     MORE THAN
                                        TOTAL      1 YEAR      YEARS    YEARS     5 YEARS
                                       -------   -----------   ------   ------   ---------
                                                         (IN THOUSANDS)
Long-Term Debt Obligations(1)........  $57,500     $   --      $   --   $   --    $57,500
Capital Lease Obligations............      148         66          47       35         --
Operating Lease Obligations..........   12,250      5,494       4,946    1,663        147
                                       -------     ------      ------   ------    -------
  Total..............................  $69,898     $5,560      $4,993   $1,698    $57,647
                                       =======     ======      ======   ======    =======

---------------

(1) On April 14, 2005, we entered into a $100.0 million secured second amended and restated loan agreement (the "2005 Loan Agreement") with LaSalle Bank National Association, as administrative agent and the lenders party thereto, to replace the 2004 Loan Agreement and refinance in full the $57.5 million outstanding loan balance at March 31, 2005. All amounts outstanding under the 2005 Loan Agreement are due and payable on April 14, 2010. As a result of the replacement of the 2004 Loan Agreement with a 5-year revolving credit facility, the $57.5 million owed under the 2004 Loan Agreement has been reclassified to long-term debt on the balance sheet as of March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                         2003       2004       2005
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net cash provided by (used in):
  Operating Activities...............................  $ 28,520   $ 21,558   $ 30,049
  Investing Activities...............................   (26,691)   (48,258)   (35,194)
  Financing Activities...............................   (13,851)    25,859      7,976

     In recent years, we have financed our operations through cash flows from operating activities. In addition to cash provided by operating activities, we have access to a revolving credit facility.

     We generated cash from operating activities of $30.0 million in fiscal 2005, an $8.4 million increase compared to $21.6 million in fiscal 2004, primarily as a result of improved operating results.

     Our principal sources and uses of cash during fiscal 2005 were as follows:

     Sources:

     - Generated $30.0 million from operations;

     - Used restricted cash of $38.6 million to fund the acquisition of the Sheakley Businesses;

     - Borrowed $18.0 million under credit arrangements to finance acquisitions; and

     - Received proceeds of $5.2 million from the sale of short-term investments.

     Uses:

     - Acquisition of three businesses for a total of $59.3 million;

     - Purchased $11.3 million in short-term investments;

     - Repaid $10.5 million under long-term debt facilities; and

     - Invested $8.4 million in property and equipment and capitalized software development.

     Our net cash used in investing activities decreased to $35.2 million in fiscal 2005 from $48.3 million in fiscal 2004. This decrease was primarily due to the utilization of our $38.6 million restricted cash position to acquire the Sheakley Businesses, offset by $59.3 million of cash outlays for acquisitions, $8.4 million of investments in property, equipment, and capitalized software, and $6.1 million of net purchases of short-term investments. At March 31, 2005, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 18 months as we integrate the operations of our new acquisitions.

     Net cash provided by financing activities was $8.0 million in fiscal 2005 compared to $25.9 million in fiscal 2004. The decline was due primarily to net borrowings under credit arrangements of $7.5 million in 2005 compared to $28.0 million in 2004. In both years, borrowings were used to fund acquisitions. Additionally, in fiscal 2005, we paid $3.0 million in dividends and received $3.5 million from issuance of common stock in connection with employee benefit plans.

     Our working capital increased to $24.8 million at March 31, 2005 from $6.0 million at March 31, 2004. This increase is primarily due to increased cash and cash equivalents and short-term investments on hand at March 31, 2005, as well as the fact that we had no current portion of long-term debt at March 31, 2005 as a result of the refinancing of our debt in April 2005, as discussed in Note 8 of Notes to Consolidated Financial Statements. Our accounts receivable increased $4.2 million to $19.7 million at March 31, 2005, compared to $15.5 million at March 31, 2004. The increase was primarily attributable to significantly higher revenues in the fiscal 2005 fourth quarter compared to the fourth quarter of the prior year.

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

     During fiscal 2005, we continued our quarterly dividend program, declaring a $0.03 per share dividend in the first quarter and a $0.04 per share dividend in each of the last three quarters, as adjusted for the effects of the 3-for-2 stock split.

SHARE REPURCHASE PLAN

     On September 25, 2002, our Board of Directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending September 30, 2005, subject to market conditions and other factors. Under the September 25, 2002 plan, we did not repurchase any shares during the quarter ended March 31, 2005. Cumulative shares repurchased under the September 25, 2002 plan amounted to 306,211. On May 10, 2005, our Board of Directors authorized us to repurchase up to two million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. The May 10, 2005 plan superseded the September 25, 2002 plan, and the remaining 693,789 authorized shares that had been authorized for repurchase under the September 25, 2002 plan are no longer available for repurchase. Except for the 42,275 shares remaining in the treasury at March 31, 2005, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

LONG-TERM DEBT

     In connection with the acquisition of certain businesses of Sheakley-Uniservice, Inc., we entered into an amended and restated loan agreement dated as of March 31, 2004, (the "2004 Loan Agreement"). Pursuant to the 2004 Loan Agreement, we obtained secured financing consisting of a $58.0 million term loan (the "Term Loan A"), a $10.0 million term loan (the "Term Loan B") and a $15.0 million revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent, and the lenders party to the 2004 Loan Agreement .

     The Term Loans and advances under the Revolving Credit Facility bore interest at rates we selected under the terms of the 2004 Loan Agreement, including a base rate or LIBOR, plus an applicable margin. The applicable margin for LIBOR loans under the Revolving Credit Facility and Term Loan A varied from 1.75% to 3.25%, and the applicable margin for base rate loans under the Revolving Credit Facility and Term Loan A was either 0.00% or 0.25% in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). The applicable margin for LIBOR loans under Term Loan B varied from 2.25% to 3.75%, and the applicable margin for base rate loans under Term Loan B was either 0.50% or 0.75%, in each case based upon our ratio of total indebtedness to EBITDA.

     On April 14, 2005, we entered into a $100.0 million secured second amended and restated loan agreement (the "2005 Loan Agreement") with LaSalle Bank National Association, as administrative agent and the lenders party thereto (collectively, the "Lenders"), to replace the 2004 Loan Agreement and refinance in full the $57.5 million outstanding loan balance at March 31, 2005. The 2005 Loan Agreement replaces the 2004 Loan Agreement and establishes a $100 million revolving line of credit and provides for the issuance of letters of credit and swingline loans. The total borrowing under the 2005 Loan Agreement may not exceed $100.0 million, but we can request that the Lenders increase their commitments by up to $25.0 million to a maximum aggregate amount of $125.0 million under specified circumstances, in which event the existing Lenders or new lenders may agree to provide us with additional availability.

     The proceeds of loans made under the 2005 Loan Agreement may be used solely to refinance loans outstanding under the 2004 Loan Agreement and for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to pay the transaction costs of the 2005 Loan Agreement, to finance permitted acquisitions meeting specified criteria, and to finance certain repurchases of our capital stock subject to specified limitations. The 2005 Loan Agreement is secured by pledges of our stock and membership interests in, and guarantees of, our subsidiaries and security interests in substantially all of our assets.

     Loans under the 2005 Loan Agreement mature on April 14, 2010, except that any letters of credit may extend beyond that date if the letter of credit lender approves and we provide sufficient collateral as security for an extended loan. We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day's notice, pay accrued interest and otherwise make the applicable lenders whole. As the 2005 Loan Agreement is a 5-year revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2006 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010. As a result of the replacement of the 2004 Loan Agreement with a 5-year revolving credit facility, the $57.5 million owed under the 2004 Loan Agreement has been reclassified to long-term debt on the balance sheet as of March 31, 2005.

     Advances under the revolving credit facility bear interest at rates we select, including a base rate or the LIBOR rate plus an applicable margin. The base rate is a variable rate equal to the greater of the Lender's prime rate or the federal funds rate plus 0.5%. The applicable margin for LIBOR rate loans will vary from 1.25% to 2.00%. Swingline loans will bear interest at the base rate. During the existence of an event of default, loans will bear additional interest of 2.00% per year.

     We paid the Lenders an amendment fee equal to $50,000 on the effective date of the 2005 Loan Agreement. We will also pay a facility fee, payable on a quarterly basis in the amount equal to 0.25% of the unused portion of the revolving credit facility. If we utilize any letters of credit, we will need to pay a fronting fee equal to 0.125% of the face amount of each letter of credit, as well as a letter of credit fee equal to the aggregate undrawn amount of the letter of credit multiplied by the LIBOR margin in effect on the date the letter of credit is issued.

     The 2005 Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of any loans, as described above. The 2005 Loan Agreement also requires compliance with certain financial covenants based on our minimum interest coverage (the ratio of EBIT minus dividends and income tax expense to interest expense), minimum EBITDA (as defined in the 2005 Loan Agreement and as adjusted for, among other things, approved acquisitions and the SEC settlement charge, as discussed in Note 16 of Notes to Consolidated Financial Statements) and our ratio of total indebtedness to EBITDA (as so adjusted). The 2005 Loan Agreement also requires compliance with certain operating and other covenants which limit, without first obtaining written consent of the Lenders, among other things, the ability of TALX and our subsidiaries to incur additional debt (with specified exceptions), sales of assets, changes in our capital structure, affiliated transactions, acquisitions, and distributions to our shareholders. The 2005 Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of six cents per share per calendar quarter, up to a maximum of $7.5 million per fiscal year, so long as we are not in default at the time of the declaration. The 2005 Loan Agreement also contains various representations and warranties, regarding, among others, compliance with material laws, the accuracy of financial statements and other information delivered to the Lenders and the absence of material changes.

     In the event of a default under the 2005 Loan Agreement, the Lenders may terminate the commitments made under the Loan Agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests.

     We have entered into an interest rate swap contract which has a notional amount of $19.0 million at March 31, 2005. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding borrowings. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. Effective April 14, 2005, in connection with the refinancing of our credit facility, we matched our existing interest rate swap to our 2005 Loan Agreement. This strategy effectively converts a portion of our outstanding borrowings into a fixed rate instrument over the term of the interest rate swap contract.

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

     As of March 31, 2005, the fair value of the interest rate swap is an unrealized gain in the amount of $98,000, which is included in accrued expenses and other liabilities.

     We do not use financial instruments for trading or speculative purposes.

OTHER MATTERS

     We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us.

     On May 5, 2004 we reached an agreement with the plaintiffs to settle all then-pending class action lawsuits, as further discussed in Note 16 of Notes to Consolidated Financial Statements. The settlement called for payment of $5.75 million, which was made by our insurance carriers and did not impact earnings. For the year ended March 31, 2004, we recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owed under the settlement agreement. Additionally, we recorded $5.75 million in prepaid expenses and other current assets representing the amount we expected to receive from our insurance companies. On May 8, 2004, we received $5.75 million from our insurance companies, and on June 1, 2004, we paid the $5.75 million settlement.

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

     In the settlement of the civil suit, we released our insurance providers from related claims against our applicable insurance policies. Accordingly, the SEC settlement charge discussed below was not covered by insurance. Additionally, any further defense costs incurred by us in connection with the SEC investigation as indemnification on behalf of our former Chief Financial Officer, Craig N. Cohen, and any future related litigation will be borne by us and will not be covered by insurance. In addition, to the extent that we are required to indemnify Mr. Cohen against any fines or penalties assessed against him, those amounts will be borne by us and not be covered by insurance. The application of any of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

     Regardless of the outcome, litigation of this type is expensive and, until settled or otherwise resolved, may require that we devote substantial resources and executive time to defend these proceedings.

     On March 7, 2005, the U.S. District Court for the Eastern District of Missouri entered a final judgment against us whereby we agreed, without admitting or denying any liability, to pay $2.5 million in civil penalties and not to violate certain provisions of the federal securities laws in the future. In addition, the SEC entered an Order Instituting Proceedings Pursuant to
Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order whereby we agreed, without admitting or denying any liability, to pay one dollar in disgorgement and not to violate certain provisions of the federal securities laws in the future. Separately, William W. Canfield, our president and chief executive officer, entered into a settlement with the SEC related to its investigation against him in a related matter.

     In anticipation of the SEC settlement, we recorded a reserve of $3.0 million in the first quarter of fiscal year 2005. This charge was included in "other income (expense), net" in the consolidated statement of earnings for the quarter ended June 30, 2004. In the fourth quarter of fiscal year 2005, we reclassified the SEC settlement charge to "operating expenses" in our consolidated statement of earnings. Additionally, $0.5 million of the reserve recognized in the 2005 first quarter was reclassified to "general and administrative" expenses, representing related legal expenses incurred during the fiscal year.

     In addition to matters set forth above, we are also party to other lawsuits and claims that arise in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

     See "Item 1 -- Business -- Risk Factors" for a detailed description of our risk factors.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As discussed above under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," our credit facility bears interest at floating rates we select under the terms of the 2004 and 2005 Loan Agreements.

     As of March 31, 2005, we had $57.5 million principal outstanding on our credit facility, of which $19.0 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $385,000 change to our annual interest expense, based on net variable rate borrowings of $38.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              ------
TALX CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL
  STATEMENTS:
Management's Report on Internal Control Over Financial
  Reporting.................................................      44
Reports of Independent Registered Public Accounting Firm....  45, 46
Consolidated Balance Sheets as of March 31, 2004 and 2005...      48
Consolidated Statements of Earnings for the years ended
  March 31, 2003, 2004 and 2005.............................      49
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income for the years ended March 31, 2003,
  2004 and 2005.............................................      50
Consolidated Statements of Cash Flows for the years ended
  March 31, 2003, 2004 and 2005.............................      51
Notes to Consolidated Financial Statements..................      52

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING:

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal
Control -- Integrated Framework.

     In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the following acquisitions completed during fiscal year 2005: TBT Enterprises, Incorporated and UI Advantage, Inc. ("TBT Enterprises") and Net Profit, Inc. ("Net Profit"). Total revenues of TBT Enterprises and Net Profit for the periods from the respective acquisitions through March 31, 2005 were $2,300,000 and $2,400,000, respectively. TBT Enterprises and Net Profit were acquired for total consideration of $9,000,000 and $10,000,000, respectively, subject to certain contingent purchase price adjustments. Refer to Note 5 of Notes to Consolidated Financial Statements for further discussion of these acquisitions and their impact on our consolidated financial results.

     Our management has concluded that, as of March 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included on page 46 herein.

                                          TALX Corporation

                                          by: /s/ William W. Canfield
                                            ------------------------------------
                                            President, Chief Executive Officer
                                            and Chairman of the Board

                                          by: /s/ L. Keith Graves
                                            ------------------------------------
                                            Vice President, Chief Financial
                                              Officer
                                            and Assistant Secretary

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TALX Corporation:

     We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries (the Company) as of March 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 6 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 3, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                          /s/ KPMG LLP

St. Louis, Missouri
June 3, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TALX Corporation:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that TALX Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by COSO.

     The Company acquired TBT Enterprises, Incorporated and UI Advantage, Inc. (TBT Enterprises) and Net Profit, Inc. (Net Profit) during the year ended March 31, 2005. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, TBT Enterprises' and Net Profit's internal control over financial reporting associated with total revenues of $2,300,000 and $2,400,000, respectively, included in the consolidated financial statements of the Company for the periods from the respective acquisitions through March 31, 2005. TBT Enterprises and Net Profit were acquired for total consideration of $9,000,000 and $10,000,000, respectively, subject to certain contingent purchase price adjustments. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TBT Enterprises and Net Profit.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 3, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                          /s/ KPMG LLP

St. Louis, Missouri
June 3, 2005

                       TALX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2005
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                  INFORMATION)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,568    $ 11,399
  Short term investments....................................     1,475       7,615
  Accounts receivable, less allowance for doubtful accounts
    of $3,173 at March 31, 2005 and $1,096 at March 31,
    2004....................................................    15,456      19,718
  Work in progress, less progress billings..................     1,714       3,713
  Prepaid expenses and other current assets.................    10,406       5,282
  Deferred tax assets, net..................................        30       1,683
                                                              --------    --------
    Total current assets....................................    37,649      49,410
Restricted cash.............................................    38,645          --
Property and equipment, net.................................     8,966      11,414
Capitalized software development costs, net of amortization
  of $2,792 in 2004 and $4,605 in 2005......................     3,186       3,374
Goodwill....................................................   106,739     136,143
Other intangibles, net......................................    17,387      45,448
Other assets................................................     1,418       1,130
                                                              --------    --------
                                                              $213,990    $246,919
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,374    $  2,054
  Accrued expenses and other liabilities....................    16,794      16,502
  Dividends payable.........................................       682         835
  Current portion of long term debt.........................    10,000          --
  Deferred revenue..........................................     2,803       5,203
                                                              --------    --------
    Total current liabilities...............................    31,653      24,594
Deferred tax liabilities, net...............................     5,912      10,083
Long term debt, less current portion........................    40,000      57,500
Other liabilities...........................................     2,608       2,878
                                                              --------    --------
    Total liabilities.......................................    80,173      95,055
                                                              --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized 5,000,000
    shares and no shares issued or outstanding at March 31,
    2004 and 2005...........................................        --          --
  Common stock, $0.01 par value; authorized 30,000,000
    shares, issued 13,948,542 shares at March 31, 2004 and
    20,922,011 at March 31, 2005............................       140         209
  Additional paid-in capital................................   163,190     164,937
  Deferred compensation.....................................        --        (223)
  Accumulated deficit.......................................   (25,536)    (12,726)
  Accumulated other comprehensive income:
    Unrealized gain (loss) on interest rate swap contract,
      net of tax benefit of $33 at March 31, 2004 and tax
      expense of $39 at March 31, 2005......................       (51)         59
  Treasury stock, at cost, 301,041 shares at March 31, 2004
    and 42,275 shares at March 31, 2005.....................    (3,926)       (392)
                                                              --------    --------
    Total shareholders' equity..............................   133,817     151,864
                                                              --------    --------
                                                              $213,990    $246,919
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                    YEARS ENDED MARCH 31,
                                                          ------------------------------------------
                                                              2003           2004           2005
                                                          ------------   ------------   ------------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                         INFORMATION)
Revenues:
  The Work Number services..............................  $    35,934    $    46,608    $    65,373
  Tax management services...............................       74,645         73,667         90,208
  Customer premises systems.............................        1,708             --             --
  Maintenance and support...............................        3,639          4,120          2,814
                                                          -----------    -----------    -----------
     Total revenues.....................................      115,926        124,395        158,395
                                                          -----------    -----------    -----------
Cost of revenues:
  The Work Number services..............................       12,285         13,947         18,645
  Tax management services...............................       38,337         37,986         45,064
  Customer premises systems.............................          997             --             --
  Maintenance and support...............................          734          1,320          1,008
                                                          -----------    -----------    -----------
     Total cost of revenues.............................       52,353         53,253         64,717
                                                          -----------    -----------    -----------
     Gross profit.......................................       63,573         71,142         93,678
                                                          -----------    -----------    -----------
Operating expenses:
  Selling and marketing.................................       18,902         23,862         27,693
  General and administrative............................       25,180         26,052         32,845
  SEC settlement charge.................................           --             --          2,500
                                                          -----------    -----------    -----------
     Total operating expenses...........................       44,082         49,914         63,038
                                                          -----------    -----------    -----------
     Operating income...................................       19,491         21,228         30,640
                                                          -----------    -----------    -----------
Other income (expense), net:
  Interest income.......................................          115             71            224
  Interest expense......................................       (1,471)          (919)        (2,944)
  Other, net............................................           (2)             3             (5)
                                                          -----------    -----------    -----------
     Total other income (expense), net..................       (1,358)          (845)        (2,725)
                                                          -----------    -----------    -----------
     Earnings from continuing operations before income
       tax expense......................................       18,133         20,383         27,915
Income tax expense......................................        6,945          7,890         11,887
                                                          -----------    -----------    -----------
     Earnings from continuing operations................       11,188         12,493         16,028
Discontinued operations, net of income taxes:
  Earnings from discontinued operations, net............        1,781            173             15
  Gain on disposal of discontinued operations, net......           --             26            567
                                                          -----------    -----------    -----------
     Earnings from discontinued operations..............        1,781            199            582
                                                          -----------    -----------    -----------
       Net earnings.....................................  $    12,969    $    12,692    $    16,610
                                                          ===========    ===========    ===========
Basic earnings per share:
  Continuing operations.................................  $      0.54    $      0.61    $      0.78
  Discontinued operations...............................         0.09           0.01           0.02
                                                          -----------    -----------    -----------
     Net earnings.......................................  $      0.63    $      0.62    $      0.80
                                                          ===========    ===========    ===========
Diluted earnings per share:
  Continuing operations.................................  $      0.53    $      0.59    $      0.74
  Discontinued operations...............................         0.08             --           0.03
                                                          -----------    -----------    -----------
     Net earnings.......................................  $      0.61    $      0.59    $      0.77
                                                          ===========    ===========    ===========
Weighted average number of common shares outstanding:
  Basic.................................................   20,613,872     20,342,852     20,636,419
  Diluted...............................................   21,312,848     21,339,839     21,635,118

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   YEARS ENDED MARCH 31, 2003, 2004 AND 2005

                                                                               ACCUMULATED
                                    ADDITIONAL                                    OTHER
                           COMMON    PAID-IN       DEFERRED     ACCUMULATED   COMPREHENSIVE
                           STOCK     CAPITAL     COMPENSATION     DEFICIT        INCOME
                           ------   ----------   ------------   -----------   -------------
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
BALANCE AT MARCH 31,
  2002...................   $139     $162,058          --       $  (44,144)          --
Net earnings.............     --           --          --           12,969           --
Net unrealized loss on
  interest rate swap
  contract...............     --           --          --               --        $(158)
Total comprehensive
  income.................
Repurchase of 486,000
  shares of common
  stock..................     --           --          --               --           --
Issuance of 38,828 shares
  of common stock and
  197,720 shares of
  treasury stock for
  benefit plans, net of
  tax benefit............      1          715          --           (1,768)          --
Cash dividends...........     --           --          --           (1,778)          --
                            ----     --------       -----       ----------        -----
BALANCE AT MARCH 31,
  2003...................    140      162,773          --          (34,721)        (158)
Net earnings.............     --           --          --           12,692           --
Net unrealized gain on
  interest rate swap
  contract...............     --           --          --               --          107
Total comprehensive
  income.................
Repurchase of 131,211
  shares of common
  stock..................     --           --          --               --           --
Issuance of 239,401
  shares of treasury
  stock for benefit
  plans, net of tax
  benefit................     --          417          --             (932)          --
Cash dividends...........     --           --          --           (2,575)          --
                            ----     --------       -----       ----------        -----
BALANCE AT MARCH 31,
  2004...................    140      163,190          --          (25,536)         (51)
Net earnings.............     --           --          --           16,610           --
Net unrealized gain on
  interest rate swap
  contract...............     --           --          --               --          110
Total comprehensive
  income.................
Issuance of 317,657
  shares of treasury
  stock for benefit
  plans, net of tax
  benefit................     --        1,680          --             (612)          --
Issuance of 10,000 shares
  of restricted common
  stock..................     --          136       $(258)              --           --
Compensation expense.....     --           --          35               --           --
Issuance of 6,973,469
  shares of common stock
  and 58,891 shares of
  treasury stock upon
  3-for-2 stock split....     69          (69)         --              (16)          --
Cash dividends...........     --           --          --           (3,172)          --
                            ----     --------       -----       ----------        -----
BALANCE AT MARCH 31,
  2005...................   $209     $164,937       $(223)      $  (12,726)       $  59
                            ====     ========       =====       ==========        =====


                                                          TOTAL
                           TREASURY   COMPREHENSIVE   SHAREHOLDERS'
                            STOCK        INCOME          EQUITY
                           --------   -------------   -------------
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
BALANCE AT MARCH 31,
  2002...................  $(2,062)                     $115,991
Net earnings.............       --       $12,969          12,969
Net unrealized loss on
  interest rate swap
  contract...............       --          (158)           (158)
                                         -------
Total comprehensive
  income.................                $12,811
                                         =======
Repurchase of 486,000
  shares of common
  stock..................   (5,644)                       (5,644)
Issuance of 38,828 shares
  of common stock and
  197,720 shares of
  treasury stock for
  benefit plans, net of
  tax benefit............    2,855                         1,803
Cash dividends...........       --                        (1,778)
                           -------                      --------
BALANCE AT MARCH 31,
  2003...................   (4,851)                      123,183
Net earnings.............       --       $12,692          12,692
Net unrealized gain on
  interest rate swap
  contract...............       --           107             107
                                         -------
Total comprehensive
  income.................                $12,799
                                         =======
Repurchase of 131,211
  shares of common
  stock..................   (1,795)                       (1,795)
Issuance of 239,401
  shares of treasury
  stock for benefit
  plans, net of tax
  benefit................    2,720                         2,205
Cash dividends...........       --                        (2,575)
                           -------                      --------
BALANCE AT MARCH 31,
  2004...................   (3,926)                      133,817
Net earnings.............       --       $16,610          16,610
Net unrealized gain on
  interest rate swap
  contract...............       --           110             110
                                         -------
Total comprehensive
  income.................                $16,720
                                         =======
Issuance of 317,657
  shares of treasury
  stock for benefit
  plans, net of tax
  benefit................    3,412                         4,480
Issuance of 10,000 shares
  of restricted common
  stock..................      122                            --
Compensation expense.....       --                            35
Issuance of 6,973,469
  shares of common stock
  and 58,891 shares of
  treasury stock upon
  3-for-2 stock split....       --                           (16)
Cash dividends...........       --                        (3,172)
                           -------                      --------
BALANCE AT MARCH 31,
  2005...................  $  (392)                     $151,864
                           =======                      ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2003       2004       2005
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $ 12,969   $ 12,692   $ 16,610
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     8,306      8,211     10,624
     Non-cash compensation..................................        --         --         35
     Deferred taxes.........................................     5,531      3,108      2,518
     Net assets of business held for sale...................        --        374         --
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable, net.............................    (5,613)     2,792     (2,990)
       Work in progress, less progress billings.............       163     (1,098)    (1,999)
       Prepaid expenses and other current assets............      (678)    (7,670)     5,554
       Other assets.........................................        36       (231)       119
       Accounts payable.....................................       478       (186)       461
       Accrued expenses and other liabilities...............     7,722      4,582     (1,560)
       Deferred revenue.....................................      (355)    (1,094)       460
       Other liabilities....................................       (39)        78        217
                                                              --------   --------   --------
          Net cash provided by operating activities.........    28,520     21,558     30,049
                                                              --------   --------   --------
Cash flows from investing activities:
  Additions to property and equipment.......................    (4,516)    (4,228)    (6,382)
  Change in restricted cash.................................        --    (38,645)    38,645
  Acquisitions, net of cash acquired........................   (20,052)    (1,741)   (59,316)
  Capitalized software development costs....................    (2,123)    (2,169)    (2,001)
  Proceeds from maturity of short-term investments..........        --        800         --
  Proceeds from sale of short-term investments..............     4,000      1,700      5,200
  Purchases of short-term investments.......................    (4,000)    (3,975)   (11,340)
                                                              --------   --------   --------
     Net cash used in investing activities..................   (26,691)   (48,258)   (35,194)
                                                              --------   --------   --------
Cash flows from financing activities:
  Dividends paid............................................    (1,649)    (2,435)    (3,020)
  Borrowings under long-term debt facility..................        --     38,747     18,000
  Repayments under long-term debt facility..................    (8,000)   (10,763)   (10,500)
  Issuance of common stock..................................     1,442      2,105      3,496
  Repurchase of common stock................................    (5,644)    (1,795)        --
                                                              --------   --------   --------
     Net cash provided by (used in) financing activities....   (13,851)    25,859      7,976
                                                              --------   --------   --------
     Net increase (decrease) in cash and cash equivalents...   (12,022)      (841)     2,831
Cash and cash equivalents at beginning of year..............    21,431      9,409      8,568
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  9,409   $  8,568   $ 11,399
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                       TALX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2005

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  DESCRIPTION OF BUSINESS

     We are a provider of automated employment and income verification, tax management services and other outsourced employee self-service applications. Our services enable the mortgage industry, the consumer finance industry, pre-employment screeners, employers and other authorized users to obtain employee human resources and payroll information. We also provide unemployment insurance claims processing, unemployment tax planning and management, and processing of tax credits to a broad range of employers. Further, we allow employees to review and modify information in human resources and payroll management information systems on a self-service basis.

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

  (d)  SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 2005 consist of highly liquid money market account deposits. We classify our short-term investments in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. All other securities are classified as available-for-sale. All of our securities were classified as available-for-sale at March 31, 2005. Interest income is recognized when earned. Short-term investments classified as available-for-sale are stated at market value.

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

  (f)  RESTRICTED CASH

     Pursuant to an asset purchase agreement dated as of March 22, 2004, with an effective date of April 1, 2004, we acquired substantially all of the assets and assumed certain of the liabilities of the unemployment compensation, employment verification and applicant screening and hiring workflow services businesses (collectively, the "Business") of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley

                       TALX CORPORATION AND SUBSIDIARIES

Interactive Services, LLC. Of the purchase price, $38.6 million was reflected on our consolidated balance sheet at March 31, 2004 as restricted cash, to fund the acquisition with an effective date of April 1, 2004. Restricted cash was classified as non-current since the assets being acquired were primarily long-term in nature.

  (g)  PROPERTY AND EQUIPMENT

     We record property and equipment at cost less accumulated depreciation and amortization. We depreciate property and equipment evenly over the assets' estimated useful lives. We amortize leasehold improvements evenly over the lesser of the useful life of the asset or lease term.

  (h)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     We charge product development costs to operations as incurred. Software development costs are expensed as incurred until technological feasibility is achieved, after which time they are capitalized on a product-by-product basis. We amortize capitalized software development costs evenly over the remaining estimated economic life of the product, generally three years. We begin amortization of capitalized software development costs when the product is available for general release to clients. We review all capitalized software assets for impairment as of each balance sheet date. Upon determination of any impairment, we write the asset down to the appropriate value in the period that the impairment is determined.

  (i)  GOODWILL AND OTHER INTANGIBLE ASSETS

     We have adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" as of April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. In accordance with SFAS 142, goodwill is reviewed for impairment based upon reporting units.

  (j)  REVENUE RECOGNITION, WORK IN PROGRESS AND DEFERRED REVENUE

     All revenues are generally recognized pursuant to annual or multi-year contracts.

     Revenues from The Work Number are realized primarily from transaction fees and, to a lesser degree, based on up-front set-up fees and periodic maintenance fees. Revenues for transaction fees are recognized in the period that they are earned, based on fees charged to users at the time they conduct verifications of employment and income. In accordance with Staff Accounting Bulletin No. 104, the revenue for set up fees and monthly maintenance fees is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period.

     Revenue for our W-2 service is recognized evenly from the time the service is available for use by TALX clients through the end of the service period. Additionally, we have some clients that are billed for this service on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

     We charge ePayroll clients on a per-employee, per-month basis, plus an initial set-up fee. Revenue for the initial set-up fees is recognized evenly over the initial contract period, beginning with the date the client is "live" on our system. Per-employee, per-month fees are recognized as revenue in the months billed.

     FasTime clients are billed for initial set-up fees, monthly maintenance fees and per transaction fees. Revenue is recognized evenly from the time the service is available for use by our clients through the end of the service period for setup and maintenance fees and as services are performed for transaction-based fees.

                       TALX CORPORATION AND SUBSIDIARIES

     HireXpress clients are billed for initial set-up fees and per transaction fees or monthly fees. Revenue is recognized evenly from the time the service is available for use by our clients through the end of the service period for set-up fees and as services are performed for transaction-based or monthly fees.

     Revenues from our unemployment cost management services, called UC eXpress, are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Tax management service revenue that is contingent upon achieving certain performance criteria is recognized when those criteria are met.

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

     In relationships with certain of our customers, we enter into agreements with more than one of our service offerings included in the arrangement. When a client contracts with us to provide more than one service, the terms of the underlying contract itemize each service provided and the related fees for each service. In accordance with the consensus of Emerging Issues Task Force Issue No. 00-21, as these fee arrangements are similar to those charged to other clients, we recognize revenue on the basis of the fair values of the underlying services.

     Deferred revenue represents the unearned portion of The Work Number set up fees, UC eXpress and maintenance fees.

     Commissions paid are deferred and charged to expense proportionally over the related service period.

     Direct expenses related to cost of revenues are tracked separately for each service we provide. Incremental direct costs that are related to the origination of a client contract are expensed as incurred.

  (k)  CONCENTRATION OF CREDIT RISK

     We sell our services and software in a variety of industries. No client represented over 10% of revenues in fiscal 2003, 2004 or 2005. We perform periodic credit evaluations of our clients' financial conditions and do not require collateral. Credit losses from clients have been within our expectations, and we believe the allowance for doubtful accounts adequately provides for any expected losses.

  (l)  INCOME TAXES

     We record income taxes under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items that we received a tax deduction for, but have not yet been recorded in the Consolidated Statement of Earnings). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     We disclose estimated fair values for our financial instruments. A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another

                       TALX CORPORATION AND SUBSIDIARIES
financial instrument from the first entity. Our financial instruments include our credit facility. The carrying value of this credit facility approximates fair value as its stated interest rate approximates market rates. Estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

  (n)  DERIVATIVE FINANCIAL INSTRUMENTS

     Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We do not hold or issue any derivative financial instruments for trading or speculative purposes.

  (o)  STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation."

     We record compensation expense related to restricted stock awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of shareholders' equity.

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

                                                                   MARCH 31,
                                                          ---------------------------
                                                           2003      2004      2005
                                                          -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Net earnings, as reported...............................  $12,969   $12,692   $16,610
Stock-based employee compensation cost, net of taxes....    1,414     1,544     1,456
                                                          -------   -------   -------
  Net earnings, pro forma...............................  $11,555   $11,148   $15,154
                                                          =======   =======   =======
Basic earnings per share:
  Net earnings, as reported.............................  $  0.63   $  0.62   $  0.80
  Stock-based employee compensation cost, net of
     taxes..............................................     0.07      0.07      0.07
                                                          -------   -------   -------
     Net earnings, pro forma............................  $  0.56   $  0.55   $  0.73
                                                          =======   =======   =======
Diluted earnings per share:
  Net earnings, as reported.............................  $  0.61   $  0.59   $  0.77
  Stock-based employee compensation cost, net of
     taxes..............................................     0.07      0.06      0.06
                                                          -------   -------   -------
     Net earnings, pro forma............................  $  0.54   $  0.53   $  0.71
                                                          =======   =======   =======

     The fair value of option grants for fiscal 2003, 2004 and 2005 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 80%, 70%, and 48% in fiscal 2003, 2004 and 2005, respectively; risk-free interest rate of 3.50%, 3.00%, and 4.07% in fiscal 2003, 2004 and 2005, respectively; expected life of 7.5, 7.0, and 7.0 years in fiscal 2003, 2004

                       TALX CORPORATION AND SUBSIDIARIES
and 2005, respectively; and an expected dividend yield of 1.20%, 0.90%, and 0.78% in fiscal 2003, 2004 and 2005, respectively.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) was to be effective for our quarter ended September 30, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123(R). As a result, SFAS 123(R) will be effective beginning in our first quarter of fiscal 2007. This Statement requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are currently evaluating the impact of the adoption of SFAS 123(R) on our consolidated financial statements.

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

  (r)  EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share and the full vesting of all restricted stock. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding, restricted stock outstanding, and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive.

  (s)  RECLASSIFICATIONS

     Certain balances have been reclassified to conform to the presentation adopted in the current fiscal year. The SEC settlement charge was originally recorded in the first quarter of fiscal 2005 as other income (expense), net. It has been reclassified to operating expenses in the consolidated statement of earnings. Additionally, on April 22, 2003, we transferred substantially all of the assets of our Human Resources and Benefits Application Services business to Workscape, Inc., a Massachusetts-based provider of benefits and workforce management solutions. Accordingly, the historical results of operations for this business have been reclassified to earnings from discontinued operations on our consolidated statement of earnings.

                       TALX CORPORATION AND SUBSIDIARIES

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                  MARCH 31,
                                                              -----------------
                                                               2004      2005
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts receivable.........................................  $16,552   $22,891
Less allowance for doubtful accounts........................    1,096     3,173
                                                              -------   -------
                                                              $15,456   $19,718
                                                              =======   =======

     Billings to customers are made in accordance with the terms of the individual contracts.

     The following table represents activity within our allowance for doubtful accounts for the years ended March 31, 2003, 2004 and 2005:

                                                               (IN THOUSANDS)
Balance at March 31, 2002...................................      $ 2,559
  Additions.................................................          325
  Write-offs................................................       (1,701)
                                                                  -------
Balance at March 31, 2003...................................        1,183
  Additions.................................................          560
  Write-offs................................................         (647)
                                                                  -------
Balance at March 31, 2004...................................        1,096
  Additions.................................................        1,045
  Acquisitions..............................................        1,506
  Write-offs................................................         (474)
                                                                  -------
Balance at March 31, 2005...................................      $ 3,173
                                                                  =======

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                          RANGE OF         MARCH 31,
                                                         ESTIMATED     -----------------
                                                        USEFUL LIVES    2004      2005
                                                        ------------   -------   -------
                                                         (IN YEARS)     (IN THOUSANDS)
Computer equipment....................................    3-5          $10,057   $13,076
Office furniture and equipment........................    5-10           1,780     2,257
Software..............................................    3-5            5,658     9,078
Capitalized lease equipment...........................    3-5               37        37
Automobile............................................     3                 7         7
Leasehold improvements................................    3-10           4,471     5,531
                                                                       -------   -------
                                                                        22,010    29,986
Less accumulated depreciation and amortization........                  13,044    18,572
                                                                       -------   -------
                                                                       $ 8,966   $11,414
                                                                       =======   =======

                       TALX CORPORATION AND SUBSIDIARIES

     Depreciation and amortization expense related to property and equipment was $5.1 million, $4.9 million, and $5.5 million for the years ended March 31, 2003, 2004 and 2005, respectively.

(4)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Product development costs and amortization of capitalized software development costs for the years ended March 31, 2003, 2004 and 2005 are as follows:

                                                                    MARCH 31,
                                                             ------------------------
                                                              2003     2004     2005
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Product development costs charged to general and
  administrative expenses..................................  $2,588   $3,698   $4,354
                                                             ======   ======   ======
Amortization of capitalized software development costs
  charged to cost of revenues..............................  $1,564   $1,594   $1,813
                                                             ======   ======   ======

(5)  ACQUISITIONS

     Effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening and hiring workflow services businesses (collectively, the "Sheakley Businesses") of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC, for approximately $40 million, including transaction costs, subject to certain post-closing adjustments. The purchase price was determined based on arms'-length negotiations and was paid in cash. In order to finance the acquisition, we borrowed approximately $40 million under our 2004 Loan Agreement, as further discussed in Note 8 below. As a result of this transaction, the Sheakley Businesses were consolidated with TALX effective April 1, 2004.

     On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. The acquisitions were structured as stock purchases for cash. The purchase prices for the acquisitions were determined based on arms'-length negotiations and totaled approximately $19 million. Additionally, the TBT Enterprises and Net Profit, Inc. acquisition agreements include provisions for potential earn-out payments if certain future financial performance measures are achieved before October 31, 2005 and October 31, 2006, respectively. The acquisitions were financed through $18.0 million in borrowings under our 2004 Loan Agreement and the remainder in cash. An earn-out payment of $1.5 million has been agreed upon with the sellers of TBT Enterprises, to be paid in October 2005. These acquisitions enhance our existing tax management services offerings by allowing us to offer clients expanded services in connection with processing of the federally reinstated work opportunity ("WOTC") and welfare to work ("WTW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings. As a result of these transactions, TBT Enterprises and Net Profit, Inc. were consolidated with TALX effective October 15, 2004 and October 25, 2004, respectively.

                       TALX CORPORATION AND SUBSIDIARIES

     The following table summarizes the purchase price allocations of the estimated fair values of the assets acquired and liabilities assumed for the acquired businesses as of the effective dates of the acquisitions. The purchase price allocations for TBT Enterprises and Net Profit, Inc. are preliminary, and final determinations of the required purchase accounting adjustments will be made upon the completion of our integration plans.

                                                     SHEAKLEY         TBT
                                                    BUSINESSES    ENTERPRISES     NET PROFIT, INC.
                                                    ----------   --------------   ----------------
                                                                 (IN THOUSANDS)
Cash and cash equivalents.........................   $    --         $  311           $   239
Accounts receivable, net..........................     1,070             87               115
Other current assets..............................       251             19               160
Property and equipment, net.......................       665             --               930
Goodwill and intangible assets....................    40,215          9,465            10,210
Other non-current assets..........................        74             --                --
                                                     -------         ------           -------
  Total assets acquired...........................    42,275          9,882            11,654
                                                     -------         ------           -------
Deferred revenue..................................     1,920             20                --
Current liabilities...............................       414            718               389
Other non-current liabilities.....................        53             --             1,073
                                                     -------         ------           -------
  Total liabilities assumed.......................     2,387            738             1,462
                                                     -------         ------           -------
  Net assets acquired.............................   $39,888         $9,144           $10,192
                                                     =======         ======           =======

     The table below reflects unaudited pro forma combined results of TALX and the acquired businesses as if the acquisitions had occurred on April 1, 2003:

                                                                2004        2005
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Pro forma revenues..........................................  $150,825    $161,148
Pro forma net earnings......................................    14,328      16,283
Pro forma basic earnings per share..........................      0.70        0.79
Pro forma diluted earnings per share........................      0.67        0.75

     These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2004.

(6)  GOODWILL AND OTHER INTANGIBLE ASSETS

     In connection with the acquisitions of Ti3, Inc.; the unemployment cost management services business of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; James E. Frick, Inc., d/b/a The Frick Company; Johnson and Associates; the Sheakley Businesses; TBT Enterprises, Incorporated and UI Advantage, Inc.; and Net Profit, Inc., we acquired certain identifiable intangible assets. These acquisitions enhance our existing service offerings by allowing us to offer clients expanded services in connection with electronic time reporting, the processing of unemployment claims, and the processing of the federally reinstated work opportunity ("WOTC") and welfare to work ("WTW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits. We recorded these assets in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations".

     Effective April 1, 2002, we adopted the SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a

                       TALX CORPORATION AND SUBSIDIARIES
business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Through the use of an independent appraiser, we reviewed our goodwill and intangible assets as of December 31, 2003 and 2004 and determined that no impairment existed.

     The following table summarizes goodwill activity by segment for years ended March 31, 2004 and 2005:

                                                                    CUSTOMER
                                                                    PREMISES
                                           THE WORK      TAX       SYSTEMS AND
                                            NUMBER    MANAGEMENT   MAINTENANCE
                                           SERVICES    SERVICES    AND SUPPORT    TOTAL
                                           --------   ----------   -----------   --------
                                                           (IN THOUSANDS)
March 31, 2003...........................  $23,843     $ 81,626       $  --      $105,469
  Additional acquisition costs...........       --           94          --            94
  Johnson and Associates acquisition.....       --        1,176          --         1,176
                                           -------     --------       -----      --------
March 31, 2004...........................   23,843       82,896          --       106,739
  Acquisition of the Sheakley
     Businesses..........................    5,499       11,916          --        17,415
  Acquisition of TBT Enterprises.........       --        5,165          --         5,165
  Acquisition of Net Profit, Inc. .......       --        6,210          --         6,210
  Earn-out related to prior
     acquisition.........................       --          614          --           614
                                           -------     --------       -----      --------
March 31, 2005...........................  $29,342     $106,801       $  --      $136,143
                                           =======     ========       =====      ========

     Tax-deductible goodwill totaled $116.7 million as of March 31, 2005.

     The following table summarizes other intangible asset activity for years ended March 31, 2004 and 2005:

                                                CUSTOMER      CUSTOMER    NON-
                                              RELATIONSHIPS   RECORDS    COMPETE    TOTAL
                                              -------------   --------   -------   -------
                                                             (IN THOUSANDS)
GROSS CARRYING VALUES:
  March 31, 2003............................     $17,583       $2,184    $  109    $19,876
     Additional acquisition costs...........          --           --        --         --
     Johnson and Associates acquisition.....         255           --       103        358
                                                 -------       ------    ------    -------
  March 31, 2004............................      17,838        2,184       212    $20,234
     Acquisition of the Sheakley
       Businesses...........................      22,100           --       700     22,800
     Acquisition of TBT Enterprises.........       3,980           --       320      4,300
     Acquisition of Net Profit, Inc. .......       3,720           --       280      4,000
                                                 -------       ------    ------    -------
  March 31, 2005............................     $47,638       $2,184    $1,512    $51,334
                                                 =======       ======    ======    =======
ACCUMULATED AMORTIZATION:
  March 31, 2003............................     $ 1,215       $  147    $   64    $ 1,426
     Amortization...........................       1,200          146        75      1,421
                                                 -------       ------    ------    -------
  March 31, 2004............................       2,415          293       139      2,847
     Amortization...........................       2,696          145       198      3,039
                                                 -------       ------    ------    -------
  March 31, 2005............................     $ 5,111       $  438    $  337    $ 5,886
                                                 =======       ======    ======    =======
Weighted average lives (in years)...........       16.20        15.00      6.54      15.86
                                                 =======       ======    ======    =======

                       TALX CORPORATION AND SUBSIDIARIES

     Amortization of other intangible assets is projected to be $3.4 million for the fiscal year ended March 31, 2006, $3.3 million for each of the fiscal years ended March 31, 2007 and 2008 and $3.2 million for each of the fiscal years ended March 31, 2009 and 2010.

(7)  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities as of March 31, 2004 and 2005 consist of the following:

                                                                  MARCH 31,
                                                              -----------------
                                                               2004      2005
                                                              -------   -------
                                                               (IN THOUSANDS)
Compensation and benefits...................................  $ 6,938   $12,646
Transition services for acquired entities...................      361       112
Alliance fees...............................................      813       229
Legal settlement(1).........................................    5,750        --
Income taxes payable........................................      778        --
Other.......................................................    2,154     3,515
                                                              -------   -------
                                                              $16,794   $16,502
                                                              =======   =======

---------------

(1) On May 5, 2004 we reached an agreement with plaintiffs to settle all then-pending class action lawsuits. The settlement called for payment of $5.75 million, which was made by our insurance carriers and did not impact earnings. Accordingly, we recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owed under the settlement agreement. Additionally, we recorded $5.75 million in prepaid expenses and other current assets representing the amount we would receive from our insurance companies.

(8)  LONG-TERM DEBT

     Long-term debt at March 31, 2004 and 2005 consists of:

                                                                  MARCH 31,
                                                              -----------------
                                                               2004      2005
                                                              -------   -------
                                                               (IN THOUSANDS)
Borrowings under term loans.................................  $50,000   $57,500
  Less current portion......................................   10,000        --
                                                              -------   -------
Long-term debt..............................................  $40,000   $57,500
                                                              =======   =======

     In connection with the acquisition of certain businesses of Sheakley-Uniservice, Inc., we entered into an amended and restated loan agreement dated as of March 31, 2004, (the "2004 Loan Agreement"). Pursuant to the 2004 Loan Agreement, we obtained secured financing consisting of a $58.0 million term loan (the "Term Loan A"), a $10.0 million term loan (the "Term Loan B") and a $15.0 million revolving credit facility (the "Revolving Credit Facility") from LaSalle Bank National Association, as administrative agent, and the lenders party to the 2004 Loan Agreement .

     The Term Loans and advances under the Revolving Credit Facility bore interest at rates we selected under the terms of the 2004 Loan Agreement, including a base rate or LIBOR, plus an applicable margin. The applicable margin for LIBOR loans under the Revolving Credit Facility and Term Loan A varied from 1.75% to 3.25%, and the applicable margin for base rate loans under the Revolving Credit Facility and Term Loan A was either 0.00% or 0.25% in each case based upon our ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). The applicable margin for LIBOR loans under Term

                       TALX CORPORATION AND SUBSIDIARIES

Loan B varied from 2.25% to 3.75%, and the applicable margin for base rate loans under Term Loan B was either 0.50% or 0.75%, in each case based upon our ratio of total indebtedness to EBITDA. Including the effect of the interest rate swap discussed in Note 9 below, the interest rate on the Terms Loans at March 31, 2005 was 3.30%. Following the acquisitions of TBT Enterprises and Net Profit, Inc., we no longer had any availability under either of Term Loan A or Term Loan
B. As of March 31, 2005, we had not borrowed under our $15.0 million revolving credit facility and it remained available.

     On April 14, 2005, we entered into a $100.0 million secured second amended and restated loan agreement (the "2005 Loan Agreement") with LaSalle Bank National Association, as administrative agent and the lenders party thereto (collectively, the "Lenders"), to replace the 2004 Loan Agreement and refinance in full the $57.5 million outstanding loan balance at March 31, 2005. The 2005 Loan Agreement replaces the 2004 Loan Agreement and establishes a $100 million revolving line of credit and provides for the issuance of letters of credit and swingline loans. Of the $100 million revolving line of credit, $42.5 million remained available as of April 14, 2005. The total borrowing under the 2005 Loan Agreement may not exceed $100.0 million, but we can request that the Lenders increase their commitments by up to $25.0 million to a maximum aggregate amount of $125.0 million under specified circumstances, in which event the existing Lenders or new lenders may agree to provide us with additional availability.

     The proceeds of loans made under the 2005 Loan Agreement may be used solely to refinance loans outstanding under the 2004 Loan Agreement and for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to pay the transaction costs of the 2005 Loan Agreement, to finance permitted acquisitions meeting specified criteria, and to finance certain repurchases of our capital stock subject to specified limitations. The 2005 Loan Agreement is secured by pledges of our stock and membership interests in, and guarantees of, our subsidiaries and security interests in substantially all of our assets.

     Loans under the 2005 Loan Agreement mature on April 14, 2010, except that any letters of credit may extend beyond that date if the letter of credit lender approves and we provide sufficient collateral as security for an extended loan. We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day's notice, pay accrued interest and otherwise make the applicable lenders whole. As the Loan Agreement is a 5-year revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2006 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010. As a result of the replacement of the 2004 Loan Agreement with a 5-year revolving credit facility, the $57.5 million owed under the 2004 Loan Agreement has been reclassified to long-term debt on the balance sheet as of March 31, 2005.

     Advances under the revolving credit facility bear interest at rates we select, including a base rate or the LIBOR rate plus an applicable margin. The base rate is a variable rate equal to the greater of the Lender's prime rate or the federal funds rate plus 0.5%. The applicable margin for LIBOR rate loans will vary from 1.25% to 2.00%. Swingline loans will bear interest at the base rate. During the existence of an event of default, loans will bear additional interest of 2.00% per year.

     We paid the Lenders an amendment fee equal to $50,000 on the effective date of the 2005 Loan Agreement. We will also pay a facility fee, payable on a quarterly basis in the amount equal to 0.25% of the unused portion of the revolving credit facility. If we utilize any letters of credit, we will need to pay a fronting fee equal to 0.125% of the face amount of each letter of credit, as well as a letter of credit fee equal to the aggregate undrawn amount of the letter of credit multiplied by the LIBOR margin in effect on the date the letter of credit is issued.

     The 2005 Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of any loans, as described above. The 2005 Loan Agreement also requires compliance with certain financial covenants based on our minimum interest coverage (the ratio of EBIT minus dividends and

                       TALX CORPORATION AND SUBSIDIARIES
income tax expense to interest expense), minimum EBITDA (as defined in the 2005 Loan Agreement and as adjusted for, among other things, approved acquisitions and the SEC settlement charge, as discussed in Note 16) and our ratio of total indebtedness to EBITDA (as so adjusted). The 2005 Loan Agreement also requires compliance with certain operating and other covenants which limit, without first obtaining written consent of the lenders, among other things, the ability of TALX and our subsidiaries to incur additional debt (with specified exceptions), sales of assets, changes in our capital structure, affiliated transactions, acquisitions, and distributions to our shareholders. The 2005 Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of six cents per share per calendar quarter, up to a maximum of $7.5 million per fiscal year so long as we are not in default at the time of the declaration. The 2005 Loan Agreement also contains various representations and warranties, regarding, among others, compliance with material laws, the accuracy of financial statements and other information delivered to the Lenders and the absence of material changes.

     In the event of a default under the 2005 Loan Agreement, the Lenders may terminate the commitments made under the Loan Agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests.

(9)  DERIVATIVE FINANCIAL INSTRUMENT

     We have entered into an interest rate swap contract which has a notional amount of $19.0 million at March 31, 2005. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding borrowings. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. Effective April 14, 2005, in connection with the refinancing of our credit facility, we matched our existing interest rate swap to our 2005 Loan Agreement. This strategy effectively converts a portion of our outstanding borrowings into a fixed rate instrument over the term of the interest rate swap contract.

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

     As of March 31, 2005, the fair value of the interest rate swap is an unrealized gain in the amount of $98,000, which is included in accrued expenses and other liabilities.

     We do not use financial instruments for trading or speculative purposes.

(10)  LEASES

     We have non-cancelable operating leases, primarily for office space and office equipment, that expire through fiscal 2011. Total rent expense for operating leases was $5.0 million, $5.3 million, and $6.0 million in 2003, 2004 and 2005, respectively.

     Amortization expense associated with assets acquired under capital leases is included in total depreciation and amortization expense.

                       TALX CORPORATION AND SUBSIDIARIES

     The following is a schedule, by year, of the future minimum payments, in thousands, under operating leases as of March 31, 2005.

Fiscal Year:
  2006......................................................  $ 5,494
  2007......................................................    3,234
  2008......................................................    1,712
  2009......................................................    1,215
  2010......................................................      448
  Thereafter................................................      147
                                                              -------
Total minimum lease payments................................  $12,250
                                                              =======

(11)  INCOME TAXES

     Income tax expense consists of the following:

                                                                    MARCH 31,
                                                            -------------------------
                                                             2003     2004     2005
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Current:
  Federal.................................................  $1,278   $4,242   $ 7,519
  State and local.........................................     234      608     1,311
Deferred:
  Federal.................................................   4,591    2,614     2,604
  State and local.........................................     842      426       453
                                                            ------   ------   -------
     Income tax expense from continuing operations........   6,945    7,890    11,887
Discontinued operations...................................   1,108      123       380
                                                            ------   ------   -------
  Total income tax expense................................  $8,053   $8,013   $12,267
                                                            ======   ======   =======

     Income tax expense differed from the amounts computed by applying the federal income tax rate of 34% in 2003 and 35% in 2004 and 2005 to earnings from continuing operations before income tax expense as a result of the following:

                                                                    MARCH 31,
                                                            -------------------------
                                                             2003     2004     2005
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Computed "expected" tax expense...........................  $6,164   $7,134   $ 9,770
Increase in income taxes resulting from:
  State and local income taxes, net of federal income tax
     benefit..............................................     699      672     1,147
  Non-deductible SEC settlement charge....................      --       --       875
  Travel and entertainment................................      66       72        68
  Other, net..............................................      16       12        27
                                                            ------   ------   -------
                                                            $6,945   $7,890   $11,887
                                                            ======   ======   =======

                       TALX CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2004 and 2005 are presented below:

                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2005
                                                              -------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   158   $  1,057
  Accrual for compensated absences..........................      650        577
  Stock options.............................................       --        614
  Installment sale..........................................       --        396
  Other.....................................................      384        359
                                                              -------   --------
     Total deferred tax assets..............................    1,192      3,003
                                                              -------   --------
Deferred tax liabilities:
  Differences in capitalized software development cost
     methods................................................   (1,361)    (1,333)
  Differences in intangible asset amortization methods......   (4,867)    (9,284)
  Differences in expense recognition methods................     (483)      (786)
  Deferred revenue..........................................     (363)        --
                                                              -------   --------
     Total deferred tax liabilities.........................   (7,074)   (11,403)
                                                              -------   --------
     Net deferred tax liabilities...........................  $(5,882)  $ (8,400)
                                                              =======   ========

     An income tax benefit totaling approximately $614,000 was charged directly to shareholders' equity in fiscal year 2005 in connection with the exercise of stock options. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences.

(12)  SHAREHOLDERS' EQUITY

     On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record January 20, 2005. Earnings per share and the weighted average number of common shares outstanding throughout this Annual Report on Form 10-K have been retroactively adjusted for the 3-for-2 stock split.

     TALX has adopted a stock option plan for employees that provides for the issuance of a maximum of 4,573,800 shares of common stock, after adjustment for the effect of the 3-for-2 stock split, pursuant to incentive or non-qualified options. Options are granted by the Board of Directors at prices not less than fair market value as of the date of the grant. Options vest 20% per year and expire six to ten years after the date of the grant.

     TALX has adopted a stock option plan for outside Directors that provides for the issuance of a maximum of 217,800 shares of common stock, after adjustment for the effect of the 3-for-2 stock split. On April 1, 2004, the outside Directors were awarded options in the amount of 3,750 shares each, after adjustment for the effect of the 3-for-2 stock split, at the fair market value as of the date of the grant. On May 10, 2005, the outside

                       TALX CORPORATION AND SUBSIDIARIES

Directors were awarded options in the amount of 1,875 shares each at the fair market value as of the date of the grant. The options vest one year from the date of grant. Options outstanding amount to 99,264 and 81,586 at March 31, 2004 and 2005, respectively, after adjustment for the effect of the 3-for-2 stock split.

     The stock option plan for outside Directors also provides for grants of restricted stock of a total of not more than 12,000 restricted shares per year to the outside Directors, after adjustment for the effect of the 3-for-2 stock split, upon the recommendation of the Compensation Committee of the Board of Directors. Under this plan, a total of 15,000 shares of restricted shares was awarded to our outside Directors in fiscal 2005, after adjustment for the effect of the 3-for-2 stock split. The restricted shares vest evenly over 3 years. The weighted average fair value of the restricted shares on the date of grant was $17.23, after adjustment for the effect of the 3-for-2 stock split. Recipients of restricted stock do not pay any cash consideration for their shares, have the right to vote all shares subject to the grant, and have dividend rights with respect to the shares, whether or not the shares have vested.

     Activity under the plans for the three years ended March 31, 2005 is as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at March 31, 2002...............................  2,096,764       $ 7.25
  Granted...................................................    761,063        10.87
  Cancelled.................................................   (200,892)        8.51
  Exercised.................................................   (256,488)        2.64
                                                              ---------
Outstanding at March 31, 2003...............................  2,400,447         8.79
  Granted...................................................    759,000        10.76
  Cancelled.................................................   (205,373)       11.33
  Exercised.................................................   (235,358)        4.01
                                                              ---------
Outstanding at March 31, 2004...............................  2,718,716         9.65
  Granted...................................................    283,497        17.61
  Cancelled.................................................   (209,835)       10.18
  Exercised.................................................   (302,656)        7.70
                                                              ---------
Outstanding at March 31, 2005...............................  2,489,722        10.65
                                                              =========

                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                ---------------------------------------------   --------------------------
                                            WEIGHTED AVERAGE
                                               REMAINING          WEIGHTED                     WEIGHTED
                                NUMBER OF   CONTRACTUAL LIFE      AVERAGE       NUMBER OF      AVERAGE
RANGE OF EXERCISE PRICE          SHARES         (YEARS)        EXERCISE PRICE    SHARES     EXERCISE PRICE
-----------------------         ---------   ----------------   --------------   ---------   --------------
$ 0.00 -  2.08................    185,056         3.2              $ 1.95         185,056       $ 1.95
  2.08 -  4.15................    223,504         4.1                2.93         223,504         2.93
  4.15 -  6.23................    227,521         5.1                5.57         172,372         5.57
  6.23 -  8.31................     29,836         3.9                7.31          16,336         6.98
  8.31 - 10.39................    309,150         7.7                8.80          64,350         8.80
 10.39 - 12.46................    504,337         6.9               11.18         177,448        11.13
 12.46 - 14.54................    415,850         8.8               12.85          89,952        12.88
 14.54 - 16.62................    247,681         5.9               15.25         140,236        15.25
 16.62 - 18.69................    165,001         6.1               16.80          99,000        16.80
 18.69 - 20.77................    181,786         9.6               20.65           5,740        20.77
                                ---------                                       ---------
                                2,489,722                                       1,173,994
                                =========                                       =========

                       TALX CORPORATION AND SUBSIDIARIES

     In May 1999, we entered into an agreement with a third party, under which they provided us with strategic advisory services. Pursuant to that agreement, we issued them warrants to purchase a total of 68,062 shares of our common stock at an exercise price of $3.21 per share, after adjustment for the effect of the 3-for-2 stock split. All 68,062 warrants are outstanding and exercisable at March 31, 2005.

     During fiscal 1997, shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP), which was amended in 1998 and 2000 and amended and restated in 2001. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Of the 1,361,250 shares of common stock shares reserved for the ESPP, after adjustment for the effect of the 3-for-2 stock split, there were 516,514 shares remaining at March 31, 2005.

     On September 25, 2002, our Board of Directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending September 30, 2005, subject to market conditions and other factors. Under the September 25, 2002 plan, we did not repurchase any shares during the quarter ended March 31, 2005. Cumulative shares repurchased under the September 25, 2002 plan amounted to 306,211. On May 10, 2005, our Board of Directors authorized us to repurchase up to two million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. The May 10, 2005 plan superseded the September 25, 2002 plan, and the remaining 693,789 authorized shares that had been authorized for repurchase under the September 25, 2002 plan are no longer available for repurchase. Except for the 42,275 shares remaining in the treasury at March 31, 2005, all shares repurchased have been reissued in connection with employee stock option exercises and employee stock purchase plan purchases.

     During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. After adjustment for the effect of the 3-for-2 stock split, dividends of $0.09, $0.13 and $0.15 per share were declared and dividends of $0.08, $0.12 and $0.15 per share were paid to shareholders during fiscal years 2003, 2004 and 2005, respectively. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, operating and financial condition, restrictions in our Loan Agreement, and such other factors as the board may deem relevant.

(13)  EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share and the full vesting of all restricted stock. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding, restricted stock outstanding, and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. As of March 31, 2004 and 2005, stock options to purchase 472,636 and 181,786 shares, respectively, were not dilutive and, therefore, were not included in the computations of diluted earnings per share amounts.

                       TALX CORPORATION AND SUBSIDIARIES

     On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record January 20, 2005. Earnings per share and the weighted average number of common shares outstanding throughout this Annual Report on Form 10-K have been retroactively adjusted for the 3-for-2 stock split.

                                                                  YEARS ENDED MARCH 31,
                                                             -------------------------------
                                                                  2004             2005
                                                             --------------   --------------
                                                             (IN THOUSANDS, EXCEPT SHARE AND
                                                                 PER SHARE INFORMATION)
BASIC EARNINGS PER SHARE:
Net earnings:
  Continuing operations....................................   $    12,493      $    16,028
  Discontinued operations..................................           199              582
                                                              -----------      -----------
     Net earnings..........................................   $    12,692      $    16,610
                                                              ===========      ===========
Weighted average number of common shares outstanding.......    20,922,813       20,922,011
Less: weighted average number of treasury shares...........      (579,961)        (285,592)
                                                              -----------      -----------
  Weighted average number of common and common equivalent
     shares outstanding....................................    20,342,852       20,636,419
                                                              ===========      ===========
Basic earnings per common share:
  Continuing operations....................................   $      0.61      $      0.78
  Discontinued operations..................................          0.01             0.02
                                                              -----------      -----------
     Net earnings..........................................   $      0.62      $      0.80
                                                              ===========      ===========
DILUTED EARNINGS PER SHARE:
Net earnings:
  Continuing operations....................................   $    12,493      $    16,028
  Discontinued operations..................................           199              582
                                                              -----------      -----------
     Net earnings..........................................   $    12,692      $    16,610
                                                              ===========      ===========
Weighted average number of common shares outstanding.......    20,922,813       20,922,011
Weighted average number of restricted shares...............            --            6,411
Weighted average number of shares issuable under employee
  stock purchase plans.....................................        13,688           11,004
Dilutive effect of the exercise of stock options...........       930,883          925,977
Dilutive effect of the exercise of warrants................        52,416           55,307
Less: weighted average number of treasury shares...........      (579,961)        (285,592)
                                                              -----------      -----------
  Weighted average number of common and common equivalent
     shares outstanding....................................    21,339,839       21,635,118
                                                              ===========      ===========
Diluted earnings per common share:
  Continuing operations....................................   $      0.59      $      0.74
  Discontinued operations..................................            --             0.03
                                                              -----------      -----------
     Net earnings..........................................   $      0.59      $      0.77
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

     On April 22, 2003 we transferred substantially all of the assets of our Human Resources and Benefits Application Services business to Workscape, Inc., a Massachusetts-based provider of benefits and workforce management solutions. The primary product of this line of services, the benefits enrollment business, provides a customized solution for clients' employees to enroll in an employer's benefits programs and make changes to their personal information and benefits elections, all by means of the Internet or by telephone. Workscape, Inc. hired all of the employees directly related to the benefits enrollment business.

     The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc. and as of May 4, 2005 we had received payment in full on the note and $135,000 of interest payments in connection with the note.

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

     The results of operations for this business for the years ended March 31, 2003, 2004 and 2005 were as follows:

                                                                    MARCH 31,
                                                              ---------------------
                                                               2003     2004   2005
                                                              -------   ----   ----
                                                                 (IN THOUSANDS)
Revenues....................................................  $10,188   $ --   $ --
                                                              =======   ====   ====
Earnings from discontinued operations.......................    2,889    281     25
Gain on disposal of discontinued operations.................       --     41    937
                                                              -------   ----   ----
  Earnings from discontinued operations.....................    2,889    322    962
Income tax expense..........................................    1,108    123    380
                                                              -------   ----   ----
  Net earnings from discontinued operations.................  $ 1,781   $199   $582
                                                              =======   ====   ====

(15)  EMPLOYEE BENEFIT PLAN

     We sponsor a profit-sharing/401(k) plan. The plan covers substantially all of our employees. Employees may contribute up to 50% of pre-tax compensation to the plan. We make contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. There is a three-year graded vesting schedule for employer matching contributions. Participants direct the investment of both employee deferral and employer

                       TALX CORPORATION AND SUBSIDIARIES
matching contributions among a variety of investment choices. The plan does not hold company stock. Total expense under the plan for the years ended March 31, 2003, 2004 and 2005 was $762,000, $831,000 and $1.0 million, respectively.

(16)  COMMITMENTS AND CONTINGENCIES

     We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us.

     On December 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Missouri (Civil Action No. 4:01CV02014DJS) by Matt L. Brody, an alleged shareholder of the Company, against the Company, certain of its executive officers and directors (William W. Canfield, Craig N. Cohen and Richard F. Ford) (collectively, the "Individual Defendants"), and two underwriters (Stifel, Nicolaus & Company, Incorporated and A.G. Edwards & Sons, Inc.) in our August 2001 secondary common stock offering ("Secondary Offering"). The case purportedly was brought on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 18, 2001 and October 1, 2001 ("Putative Class Period"), including as part of the Secondary Offering. The complaint alleged, among other things, that certain statements in the registration statement and prospectus for the Secondary Offering, as well as other statements made by the Company and/or the Individual Defendants during the Putative Class Period, were materially false and misleading because they allegedly did not properly account for certain software and inventory, did not reflect certain write-offs, and did not accurately disclose certain business prospects. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and the Individual Defendants, violations of Section 11 of the Securities Act of 1933 against the Company, the Individual Defendants and the underwriters, and violation of Section 15 of the Securities Act of 1933 against Mr. Canfield.

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

     The Consolidated Complaint sought, among other things, an award of unspecified money damages, including interest, for all losses and injuries allegedly suffered by the putative class members as a result of the defendants' alleged conduct and unspecified equitable/injunctive relief as the Court deemed proper.

     On May 5, 2004, we reached an agreement with the plaintiffs to settle all then-pending class action lawsuits. The settlement called for payment of $5.75 million, which was made by our insurance carriers and did not impact earnings. As of the year ended March 31, 2004, we recorded a liability for $5.75 million in accrued expenses and other liabilities representing the amount we owed under the settlement agreement. Additionally, we recorded $5.75 million in prepaid expenses and other current assets representing the amount we expected to receive from our insurance companies. On May 8, 2004, we received $5.75 million from our insurance companies, and on June 1, 2004, we paid the $5.75 million settlement.

     On October 6, 2004, the Court entered a Final Judgment and Order of Dismissal with Prejudice, approving the proposed settlement in all respects. The Court simultaneously issued an Order Approving Allocation of Settlement Proceeds. The Court's Final Judgment provides that the claims of the named plaintiffs and all members of the class are dismissed with prejudice; that any claims that were or could have been alleged by the named plaintiffs or members of the class are released and forever discharged; and that the

                       TALX CORPORATION AND SUBSIDIARIES
action is dismissed subject to the Court's continuing jurisdiction with regard to implementation of the settlement and distribution of the settlement fund to the class.

     As previously disclosed, the Securities and Exchange Commission, which we refer to as the "Commission" or the "SEC", initially commenced an investigation into our second fiscal quarter 2001 financial results. On November 12, 2002, the staff of the Central Regional Office of the Commission sent us a "Wells letter" indicating the staff's plans to recommend to the Commission that it institute an enforcement action against us and two of our executive officers, William Canfield and Craig Cohen (who has resigned from the Company) related to two matters, and requesting that we and such executive officers submit responses to the letter. The Wells letter stated that the SEC staff would allege, among other things, that our financial statements were misleading as a result of capitalizing instead of expensing $1.6 million related to a patent technology license agreement executed in March 2001 and expensing approximately $158,000 in bonus payments to executive officers in the first quarter of fiscal 2002 instead of the fourth fiscal quarter of 2001. Those items are among those that were the subject of our prior restatement, as disclosed in our Form 10-K/A for the year ended March 31, 2002. We and the individuals filed separate responses to the Wells letter. Since the time of the Wells submissions, the Commission investigated our accounting for certain items.

     In anticipation of a settlement with the SEC, we recorded a reserve of $3.0 million in the first quarter of fiscal year 2005. This charge was included in "other income (expense), net" in the consolidated statement of earnings for the quarter ended June 30, 2004. On August 12, 2004, we announced that we had made an offer of settlement to the Enforcement Division of the SEC, under which we would pay a fine of $2.5 million and would consent, without admitting any wrongdoing, to the entry of an SEC order prohibiting us from violating certain securities laws in the future. In the fourth quarter of fiscal year 2005, we reclassified the SEC settlement charge to "operating expenses" in our consolidated statement of earnings. Additionally, $0.5 million of the reserve recognized in the 2005 first quarter was reclassified to "general and administrative" expenses, representing related legal expenses incurred during the fiscal year. On March 3, 2005, we announced that the SEC had accepted the previously announced offer of settlement submitted by us to resolve the SEC's investigation into our accounting for certain items. The SEC also accepted an offer of settlement submitted by William W. Canfield, our president and chief executive officer, to resolve charges stemming from the same accounting issues.

     In the settlement of the civil suit referred to above, we released our insurance providers from related claims against our applicable insurance policies. Accordingly, the SEC settlement charge was not covered by insurance. Additionally, any further defense costs incurred by us in connection with the SEC investigation as indemnification on behalf of Craig N. Cohen and any future related litigation will be borne by us and will not be covered by insurance. In addition, to the extent that we are required to indemnify Mr. Cohen against any fines or penalties assessed against him, those amounts will be borne by us and not be covered by insurance. The application of any of the foregoing remedies, or the commencement of any regulatory proceeding or enforcement action, could harm our business and financial condition.

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

     Regardless of the outcome, litigation of this type is expensive and, until settled or otherwise resolved, may require that we devote substantial resources and executive time to defend these proceedings.

     In addition to matters set forth above, we are also party to other lawsuits and claims that arise in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded

                       TALX CORPORATION AND SUBSIDIARIES
liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

(17)  BUSINESS SEGMENT INFORMATION

     In fiscal year 2005, we determined that we operate in three business segments. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. The Company's Chief Operating Decision Maker and Board of Directors review gross profit for the Company's business units. The Company's Chief Operating Decision Maker and Board of Directors only review profit and loss information after gross profit on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet support, purchasing and information technology facilities. As a result, it is impractical and provides no value to allocate costs of these services to the business units or to allocate any of the underlying assets to the businesses. Additionally, the Company's Chief Operating Decision Maker and its principal officers participate in a cash bonus program which rewards performance based upon consolidated Company results.

     As of March 31, 2005, the Company's operations are conducted principally through business segments comprised of: The Work Number services, tax management services, and customer premises systems and related maintenance and support. The Work Number services include our employment verification and services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress; Tax Management Services include our employment tax consulting and claim processing operations, unemployment tax planning services, and employment-related tax credit and incentive services; and customer premises systems and maintenance and support relate to a business the Company is phasing out. There are no intersegment sales, and we do not allocate assets to the segments.

     Summary by Business Segments:

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                         2003       2004       2005
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net revenue:
  The Work Number services...........................  $ 35,934   $ 46,608   $ 65,373
  Tax management services............................    74,645     73,667     90,208
  Customer premises systems and maintenance and
     support.........................................     5,347      4,120      2,814
                                                       --------   --------   --------
     Total revenue...................................  $115,926   $124,395   $158,395
                                                       ========   ========   ========
Gross profit:
  The Work Number services...........................  $ 23,649   $ 32,661   $ 46,728
  Tax Management services............................    36,308     35,681     45,144
  Customer premises systems and maintenance and
     support.........................................     3,616      2,800      1,806
                                                       --------   --------   --------
     Total gross profit..............................    63,573     71,142     93,678
Selling and marketing expenses.......................   (18,902)   (23,862)   (27,693)
General and administrative expenses..................   (25,180)   (26,052)   (32,845)
SEC settlement charge................................        --         --     (2,500)
                                                       --------   --------   --------
     Operating income................................    19,491     21,228     30,640
Net interest income (expense)........................    (1,356)      (848)    (2,720)
Other income (expense)...............................        (2)         3         (5)
                                                       --------   --------   --------
     Earnings from continuing operations before
       income taxes..................................  $ 18,133   $ 20,383   $ 27,915
                                                       ========   ========   ========

                       TALX CORPORATION AND SUBSIDIARIES

(18)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for interest totaled $1.3 million, $756,000, and $2.6 million for the years ended March 31, 2003, 2004 and 2005, respectively. Cash paid during the year for income taxes totaled $2.5 million, $4.7 million, and $11.5 million for the years ended March 31, 2003, 2004 and 2005, respectively.

(19)  RELATED PARTY TRANSACTION

     James W. Canfield, the son of our Chairman, President and Chief Executive Officer, is employed in a non-executive position with our Company as Director of Product Development. Mr. Canfield has a current annual salary of $115,600 and is eligible for a bonus of approximately $35,000 based upon certain performance goals. This bonus can decrease or increase based on the percentage achievement of these performance goals. Mr. Canfield is also eligible annually for an award of stock options. Both the bonus and stock option awards are granted under standard corporate compensation plans and are consistent with payments made to directors at Mr. Canfield's level. For fiscal 2005, Mr. Canfield received $107,000 in salary, approximately $42,000 in bonus and 7,500 stock options for his services to the Company. Additionally, during fiscal year 2005, Mr. Canfield was awarded 3,000 stock options for fiscal year 2006.

(20)  SUBSEQUENT EVENT

     Pursuant to an acquisition agreement dated April 20, 2005, we acquired Jon-Jay Associates, Inc., which specializes in providing unemployment cost management services as well as an employment verification service, for approximately $24 million, including transaction costs, subject to certain post-closing adjustments. Additionally, the acquisition agreement includes provisions for potential earn-out payments if certain future financial performance measures are achieved through the twelve months ending April 30, 2006 and April 30, 2007, respectively.

     Pursuant to an asset purchase agreement dated April 26, 2005, we acquired substantially all of the assets and assumed certain of the liabilities of Glick & Glick Consultants, LLC, which specializes in employment-related tax credit and incentive services, for approximately $5 million, including transaction costs, subject to certain post-closing adjustments. The purchase prices were determined based on arms'-length negotiations, and were paid in cash financed through our 2005 Loan Agreement as discussed above in Note 8.

     The purchase agreements provide for indemnification of the Company by the sellers for certain pre-closing liabilities and obligations of the business, subject to certain limitations. Escrow accounts, maintained pursuant to the terms of respective escrow agreements, are also available until one year following the purchases to satisfy the indemnification obligations under the purchase agreements, subject to certain limitations described in the acquisition agreements. Of the purchase prices, $2.9 million was paid into the escrow accounts.

                       TALX CORPORATION AND SUBSIDIARIES

(21)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly data is set forth in the following tables.

                                                                   FISCAL 2004
                                                -------------------------------------------------
                                                 JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,
                                                   2003         2003        2003         2004
                                                -----------   ---------   --------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................................    $30,141      $31,548    $29,444      $33,262
Gross margin..................................     16,753       18,092     16,659       19,638
Net earnings from continuing operations.......      2,731        3,263      2,539        3,960
Net earnings..................................      2,811        3,285      2,567        4,029
Basic earnings per share:
  Net earnings from continuing operations.....       0.13         0.16       0.12         0.19
  Net earnings................................       0.14         0.16       0.13         0.20
Diluted earnings per share:
  Net earnings from continuing operations.....       0.13         0.15       0.12         0.19
  Net earnings................................       0.13         0.15       0.12         0.19

                                                                   FISCAL 2005
                                                -------------------------------------------------
                                                 JUNE 30,     SEPT. 30,   DEC. 31,    MARCH 31,
                                                   2004         2004        2004         2005
                                                -----------   ---------   --------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................................    $36,061      $36,630    $39,840      $45,864
Gross margin..................................     20,503       21,594     24,141       27,440
Net earnings from continuing operations.......        198        3,930      4,813        7,087
Net earnings..................................        356        4,059      4,966        7,229
Basic earnings per share:
  Net earnings from continuing operations.....       0.01         0.19       0.23         0.34
  Net earnings................................       0.02         0.20       0.24         0.35
Diluted earnings per share:
  Net earnings from continuing operations.....       0.01         0.18       0.22         0.32
  Net earnings................................       0.02         0.19       0.23         0.33

     On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record January 20, 2005. Earnings per share and the weighted average number of common shares outstanding throughout this Annual Report on Form 10-K have been retroactively adjusted for the 3-for-2 stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES:

     Our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Assistant Secretary, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of March 31, 2005, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They have also determined in their evaluation that there was no significant change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

     It should be noted that while our management, including the Chairman, President and Chief Executive Officer and the Vice President, Chief Financial Officer and Assistant Secretary, believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     The information contained in Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm regarding such Management's Report contained in "Item 8 -- Financial Statements and Supplementary Data" are incorporated by reference herein.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors and executive officers of the Company is contained under the caption "Nominees and Continuing Directors," the first sentence and the last sentence under the caption "Committees and Meetings of the Board of Directors -- Audit Committee," and the information under the captions "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Ethics" included in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Equity Compensation Plan Information," "Shareholder Approved Equity Compensation," "Non-Shareholder Approved Equity Compensation," "Employment and Severance Agreements" and "Director Compensation" included in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information regarding security ownership of certain beneficial owners and management and related stockholder matters is contained under the captions "Equity Compensation Plan Information," "Shareholder Approved Equity Compensation," "Non-shareholder Approved Equity Compensation," "Common Stock Ownership of Directors, Nominees and Officers," and "Common Stock Ownership of Certain Beneficial Owners" included in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Party Transactions" included in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information regarding principal accountant fees and services is contained under the caption "Ratification of Independent Auditors" included in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) The following documents are filed as part of this report:

          (1) Financial Statements

          See "Item 8 -- Index to Consolidated Financial Statements."

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

June 3, 2005

                                          By: /s/ L. KEITH GRAVES
                                            ------------------------------------
                                            L. Keith Graves
                                            Vice President, Chief Financial
                                              Officer and
                                            Assistant Secretary
                                            (Principal Financial and Accounting
                                              Officer)

June 3, 2005

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ WILLIAM W. CANFIELD                  Chairman, President, Chief Executive    June 3, 2005
--------------------------------------     Officer and Director (Principal
William W. Canfield                               Executive Officer)

/s/ L. KEITH GRAVES                        Vice President, Chief Financial       June 3, 2005
--------------------------------------     Officer, and Assistant Secretary
L. Keith Graves                            (Principal Financial Officer and
                                            Principal Accounting Officer)

/s/ RICHARD F. FORD                                    Director                  June 3, 2005
--------------------------------------
Richard F. Ford

/s/ TONY G. HOLCOMBE                                   Director                  June 3, 2005
--------------------------------------
Tony G. Holcombe

/s/ CRAIG E. LABARGE                                   Director                  June 3, 2005
--------------------------------------
Craig E. LaBarge

/s/ EUGENE M. TOOMBS                                   Director                  June 3, 2005
--------------------------------------
Eugene M. Toombs

/s/ M. STEVE YOAKUM                                    Director                  June 3, 2005
--------------------------------------
M. Steve Yoakum

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

    10.4.2     Second Amendment to TALX Corporation Outside Directors'
               Stock Option Plan, incorporated by reference to our Schedule
               14A filed July 23, 2004 (File No. 000-21465)++

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

    10.16      Employment Agreement between TALX Corporation and L. Keith
               Graves, incorporated by reference to Exhibit 10.32 to our original Annual Report on Form 10-K for the period ended
               March 31, 2003 (File No. 000-21465), superseded by Exhibit
               10.31++

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


EXHIBIT NO.
-----------
    10.25      Guaranty executed and delivered by TALX Employer Services in favor of LaSalle Bank National Association, as
               Administrative Agent, dated as of March 31, 2004
               incorporated by reference to Exhibit 10.1 to our Current
               Report on Form 8-K filed April 15, 2004

    10.26      Security Agreement executed and delivered by TALX Employer
               Services in favor of LaSalle Bank National Association, as
               Administrative Agent, dated as of March 31, 2004 incorporated by reference to Exhibit 10.2 to our Current
               Report on Form 8-K filed April 15, 2004

    10.27      Collateral Assignment of Membership Interest in TALX
               Employer Services, LLC executed and delivered by TALX
               Corporation in favor of LaSalle Bank National Association, as Administrative Agent, dated as of March 31, 2004 incorporated by reference to Exhibit 10.3 to our Current
               Report on Form 8-K filed April 15, 2004

    10.29 TALX Corporation 2004-2006 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2003
               (File No. 000-21465)++

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

    10.31      Form of Employment Agreement for Messrs. Chaffin, Graves, &
               Smith, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 17, 2005++

    10.32 FY05 Incentive Bonus Plan Agreement for Corporate Officers, incorporated by reference to Exhibit 10.7 to our Quarterly
               Report on Form 10-Q for the quarter ended December 31, 2004
               (File No. 000-21465)++

    10.33 Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form
               10-Q for the quarter ended December 31, 2004 (File No. 000-
               21465)++

    10.34 Description of Officer Perquisites, incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form
               10-Q for the quarter ended December 31, 2004 (File No.
               000-21465)++

    10.35      Schedule of Director Compensation Arrangements++

    10.36      Schedule of Named Executive Officer Compensation
               Arrangements++

    10.37      Second Amended and Restated Loan Agreement among the
               Company, LaSalle Bank National Association, as
               Administrative Agent, and the Lenders named therein

    11.1       Statement regarding computation of Per Share Earnings

    21.1       Subsidiaries of TALX Corporation

    23.1       Consent of KPMG LLP

    31.1       Chief Executive Officer Certification required by Rule
               13a-15(e) and 15d-15(e) under the Securities Exchange Act of
               1934.

    31.2       Chief Financial Officer Certification required by Rule
               13a-15(e) and 15d-15(e) under the Securities Exchange Act of
               1934.

    32.1       Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2       Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------

   + TALX Corporation undertakes to furnish supplementally a copy of any schedule to the Securities Exchange Commission upon request.

  ++ Represents management contract or compensatory plan or arrangement.

   * Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.