Form 10-Q
period 2005-06-30
TALX CORP
filed 2005-08-02
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________


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

As of July 29, 2005 there were 21,125,774 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Registrant.

Exhibit Index is on page 27.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                           PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2005 and June 30, 2005...........................   3

             Consolidated Statements of Earnings for the Three Months Ended
             June 30, 2004 and 2005.......................................................................   4

             Consolidated Statements of Cash Flows for the Three Months Ended
             June 30, 2004 and 2005.......................................................................   5

             Notes to Unaudited Consolidated Financial Statements ........................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..........  14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....................................  24

Item 4.   Controls and Procedures ........................................................................  24



                                             PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ....................................  25

Item 6.   Exhibits .......................................................................................  25

Signatures     ...........................................................................................  26

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)


                                                                                            MARCH 31,      JUNE 30,
                                                                                              2005           2005
                                                                                           ---------      ---------
                                                                                                         (UNAUDITED)
                                      ASSETS
Current assets:
    Cash and cash equivalents............................................................  $  11,399      $   4,707
    Short term investments...............................................................      7,615         11,635
    Accounts receivable, less allowance for doubtful accounts of $3,173 at
      March 31, 2005 and $3,682 at June 30, 2005.........................................     19,718         22,530
    Work in progress, less progress billings.............................................      3,713          3,079
    Prepaid expenses and other current assets............................................      5,282          4,370
    Deferred tax assets, net.............................................................      1,683          1,257
                                                                                           ---------      ---------
      Total current assets...............................................................     49,410         47,578
Property and equipment, net of accumulated depreciation of $18,572 at
    March 31, 2005 and $20,064 at June 30, 2005..........................................     11,414         12,175
Capitalized software development costs, net of amortization of $4,605 at
    March 31, 2005 and $5,007 at June 30, 2005...........................................      3,374          3,601
Goodwill.................................................................................    136,143        153,954
Other intangibles, net...................................................................     45,448         54,550
Other assets.............................................................................      1,130          1,131
                                                                                           ---------      ---------
..........................................................................................  $ 246,919      $ 272,989
                                                                                           =========      =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....................................................................  $   2,054      $   2,612
    Accrued expenses and other liabilities...............................................     16,502         14,867
    Dividends payable....................................................................        835            843
    Deferred revenue.....................................................................      5,203          6,381
                                                                                           ---------      ---------
      Total current liabilities..........................................................     24,594         24,703
Deferred tax liabilities, net............................................................     10,083         10,944
Long term debt...........................................................................     57,500         74,850
Other liabilities........................................................................      2,878          2,927
                                                                                           ---------      ---------
      Total liabilities..................................................................     95,055        113,424
                                                                                           ---------      ---------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares and no
      shares issued or outstanding at March 31, 2005 or June 30, 2005                              -              -
    Common stock, $.01 par value; authorized 30,000,000 shares, issued
      20,922,011 shares at March 31, 2005 and 21,076,272 shares at June 30, 2005.........        209            211
    Additional paid-in capital...........................................................    164,937        166,537
    Deferred compensation................................................................       (223)          (201)
    Accumulated deficit..................................................................    (12,726)        (6,942)
    Accumulated other comprehensive income:
      Unrealized gain/(loss) on interest rate swap contract, net of tax expense of $39
           at March 31, 2005 and tax benefit of $26 at June 30, 2005.....................         59            (40)
    Treasury stock, at cost, 42,275 shares at March 31, 2005.............................       (392)             -
                                                                                           ---------      ---------
         Total shareholders' equity......................................................    151,864        159,565
                                                                                           ---------      ---------
                                                                                             246,919      $ 272,989
                                                                                           =========      =========



See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)



                                                              THREE MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                2004              2005
                                                            ------------      ------------
                                                                      (UNAUDITED)
Revenues:
    The Work Number services..............................  $     14,417      $     20,445
    Tax management services...............................        20,900            25,925
    Maintenance and support...............................           744               424
                                                            ------------      ------------
      Total revenues......................................        36,061            46,794
                                                            ------------      ------------
Cost of revenues:
    The Work Number services..............................         4,192             4,704
    Tax management services...............................        11,134            12,806
    Maintenance and support...............................           232                86
                                                            ------------      ------------
      Total cost of revenues..............................        15,558            17,596
                                                            ------------      ------------
      Gross profit........................................        20,503            29,198
                                                            ------------      ------------
Operating expenses:
    Selling and marketing.................................         7,020             7,730
    General and administrative............................         8,170            10,084
    SEC settlement charge.................................         2,500                 -
                                                            ------------      ------------
      Total operating expenses............................        17,690            17,814
                                                            ------------      ------------
      Operating income....................................         2,813            11,384
                                                            ------------      ------------
Other income (expense), net:
    Interest income.......................................            23               157
    Interest expense......................................          (549)             (916)
    Other, net............................................             -                (5)
                                                            ------------      ------------
      Total other income (expense), net...................          (526)             (764)
                                                            ------------      ------------
      Earnings from continuing operations before
         income tax expense...............................         2,287            10,620
Income tax expense........................................         2,089             4,195
                                                            ------------      ------------
      Earnings from continuing operations.................           198             6,425
Discontinued operations, net of income taxes:
    (Loss) earnings from discontinued operations, net.....           (16)                7
    Gain on disposal of discontinued operations, net......           174               195
                                                            ------------      ------------
      Earnings from discontinued operations...............           158               202
                                                            ------------      ------------
Net earnings..............................................  $        356      $      6,627
                                                            ============      ============

Basic earnings per share:
    Continuing operations.................................  $       0.01      $       0.31
    Discontinued operations...............................          0.01              0.01
                                                            ------------      ------------
      Net earnings........................................  $       0.02      $       0.32
                                                            ============      ============

Diluted earnings per share:
    Continuing operations.................................  $       0.01      $       0.29
    Discontinued operations...............................          0.01              0.01
                                                            ------------      ------------
      Net earnings........................................  $       0.02      $       0.30
                                                            ============      ============


Weighted average number of shares outstanding - basic.....    20,504,131        20,925,848
                                                            ============      ============
Weighted average number of shares outstanding - diluted...    21,565,971        22,270,413
                                                            ============      ============



See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                           2004          2005
                                                                         --------      --------
                                                                               (UNAUDITED)
Cash flows from operating activities:
    Net earnings.......................................................  $    356      $  6,627
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization.................................     2,500         3,059
         Deferred compensation.........................................         -            22
         Deferred taxes................................................       703         1,215
         Gain on swap agreement........................................         -           (59)
         Change in assets and liabilities, excluding those acquired:
           Accounts receivable, net....................................    (1,367)       (1,601)
           Work in progress, less progress billings....................      (326)          689
           Prepaid expenses and other current assets...................     5,547         1,022
           Other assets................................................        28           (37)
           Accounts payable............................................       295           546
           Accrued expenses and other liabilities......................    (4,346)       (2,632)
           Deferred revenue............................................      (143)         (359)
           Other liabilities...........................................       (14)           49
                                                                         --------      --------
              Net cash provided by operating activities................     3,233         8,541
                                                                         --------      --------
Cash flows from investing activities:
    Additions to property and equipment................................    (2,070)       (1,742)
    Change in restricted cash..........................................    38,645             -
    Acquisitions, net of cash received.................................   (39,851)      (27,351)
    Purchases of short-term investments................................         -        (4,020)
    Capitalized software development costs.............................      (378)         (629)
                                                                         --------      --------
              Net cash used in investing activities....................    (3,654)      (33,742)
                                                                         --------      --------
Cash flows from financing activities:
    Issuance of common stock...........................................       830         1,994
    Borrowings under long-term debt facility...........................         -        84,850
    Repayments under long-term debt facility...........................    (2,500)      (67,500)
    Dividends paid.....................................................      (682)         (835)
                                                                         --------      --------
              Net cash (used in) provided by financing activities......    (2,352)       18,509
                                                                         --------      --------
              Net decrease in cash and cash equivalents................    (2,773)       (6,692)
Cash and cash equivalents at beginning of period.......................     8,568        11,399
                                                                         --------      --------
Cash and cash equivalents at end of period.............................  $  5,795      $  4,707
                                                                         ========      ========



See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2005 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2005. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2005. In the first quarter of fiscal year 2005, we had originally recorded an SEC settlement charge as other income (expense), net. It has been reclassified to operating expenses in the consolidated statement of earnings.

NOTE 2 - EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share and the full vesting of all outstanding restricted stock awards. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding, restricted stock outstanding, and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive.

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. Earnings per share and weighted average number of common shares outstanding for the three months ended June 30, 2004 have been retroactively adjusted for the 3-for-2 stock split.


                                                                 THREE MONTHS ENDED JUNE 30,
                                                              --------------------------------
                                                                  2004               2005
                                                              ------------      --------------
BASIC EARNINGS PER SHARE:
Net earnings:
   Continuing operations...................................   $    198,000      $    6,425,000
   Discontinued operations.................................        158,000             202,000
                                                              ------------      --------------
     Net earnings..........................................   $    356,000      $    6,627,000
                                                              ============      ==============
Weighted average number of common shares outstanding.......     20,922,011          20,950,076
Less: weighted average number of treasury shares...........       (417,880)           (24,228)
                                                              ------------      --------------
   Weighted average number of common and common
     equivalent shares outstanding.........................     20,504,131          20,925,848
                                                              ============      ==============
Basic earnings per common share:
   Continuing operations...................................   $       0.01      $         0.31
   Discontinued operations.................................           0.01                0.01
                                                              ------------      --------------
     Net earnings..........................................   $       0.02      $         0.32
                                                              ============      ==============

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                        2004             2005
                                                                    ------------      ------------
DILUTED EARNINGS PER SHARE:
Net earnings:
   Continuing operations.........................................   $    198,000      $  6,425,000
   Discontinued operations.......................................        158,000           202,000
                                                                    ------------      ------------
     Net earnings................................................   $    356,000      $  6,627,000
                                                                    ============      ============

Weighted average number of common shares outstanding.............     20,922,011        20,950,076
Weighted average number of restricted shares.....................             --            15,000
Weighted average number of shares issuable under employee
   stock plans...................................................         13,962            16,016
Dilutive effect of the exercise of stock options.................        993,766         1,253,825
Dilutive effect of the exercise of warrants......................         54,112            59,724
Less: weighted average number of treasury shares.................       (417,880)          (24,228)
                                                                    ------------      ------------
   Weighted average number of common and common
     equivalent shares outstanding...............................     21,565,971        22,270,413
                                                                    ============      ============

Diluted earnings per common share:
   Continuing operations.........................................   $       0.01      $       0.29
   Discontinued operations.......................................           0.01              0.01
                                                                    ------------      ------------
      Net earnings...............................................   $       0.02      $       0.30
                                                                    ============      ============


We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

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

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       -----------------------------
                                                                           2004              2005
                                                                         --------         ---------
                                                                       (IN THOUSANDS, EXCEPT PER
                                                                              SHARE DATA)
Net earnings, as reported ............................................  $    356         $   6,627
Stock-based employee compensation cost, net of taxes..................       443               393
                                                                        --------         ---------
   Net earnings, pro forma ...........................................  $    (87)        $   6,234
                                                                        ========         =========

Basic earnings per share:
   As reported .......................................................  $   0.02         $    0.32
   Pro forma .........................................................      0.00              0.30

Diluted earnings per share:
   As reported .......................................................  $   0.02         $    0.30
   Pro forma .........................................................      0.00              0.28

The fair values of options granted in the first quarter of fiscal 2006 and 2005 were estimated on the dates of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 50% and 65%, respectively; risk-free interest rate of 3.90% and 3.75%, respectively; expected life of 6.0 and 7.0 years, respectively; and an expected dividend yield of 0.63% and 0.90%, respectively.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) was to be effective for our fiscal quarter ended September 30, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123(R). As a result, SFAS 123(R) will be effective beginning in our first quarter of fiscal year 2007. This Statement requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are currently evaluating the impact of the adoption of SFAS No. 123(R) on our consolidated financial statements.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2004 and 2005 was $292,000 and $6.6 million, respectively. The difference between comprehensive income and net income arose from unrealized holding losses on our interest rate swap contract.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $940,000 and $36,000 for the three months ended June 30, 2004 and 2005, respectively. Cash paid for interest totaled $520,000 and $961,000 for the three months ended June 30, 2004 and 2005, respectively.

We declared a $0.04 per share cash dividend, totaling $843,000, on May 10, 2005. The dividend was payable July 8, 2005 to shareholders of record on June 17, 2005.

NOTE 5 - ACQUISITIONS

On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. The acquisitions were structured as stock purchases for cash. The purchase prices for the acquisitions were determined based on arms'-length negotiations and totaled approximately $19 million. The acquisitions were financed through $18.0 million in borrowings under our 2004 Loan Agreement and the remainder in cash. These acquisitions allow us to offer clients expanded tax management services in connection with processing of the federal work opportunity ("WOTC") and welfare to work ("WTW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings. As a result of these transactions, TBT Enterprises and Net Profit, Inc. were consolidated with TALX effective October 15, 2004 and October 25, 2004, respectively.

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

The purchase prices for these April 2005 acquisitions were determined based on arms'-length negotiations, and were paid in cash financed through our 2005 Loan Agreement as discussed below in Note 7. The purchase agreements provide for indemnification of the Company by the sellers for certain breaches of representations and warranties and certain pre-closing liabilities and obligations of the business, subject to certain limitations. Escrow accounts, maintained pursuant to the terms of respective escrow agreements, are also available to satisfy the indemnification obligations under the purchase agreements, subject to certain limitations set forth in the acquisition agreements. Of the purchase prices, $2.9 million was paid into the escrow accounts in April 2005.

In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. As of June 30, 2005, we estimate that these payments could range up to approximately $19 million and would be payable over the next two years.

The financial results of TBT Enterprises, Net Profit, Inc., Jon-Jay Associates, Inc., and Glick & Glick Consultants, LLC have been consolidated with us as of the dates of the respective acquisitions. The table below reflects unaudited pro forma combined results of TALX and the acquired businesses as if the acquisitions had occurred on April 1, 2004:

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                           2004         2005
                                                         --------     --------
                                                        (IN THOUSANDS, EXCEPT PER
                                                                SHARE DATA)
Pro forma revenues.................................       $40,952      $47,067
Pro forma net earnings.............................           268        6,656
Pro forma basic earnings per share.................          0.01         0.32
Pro forma diluted earnings per share...............          0.01         0.30



These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2005.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisitions of TBT Enterprises, Net Profit, Inc., Jon-Jay Associates, Inc. and Glick and Glick Consultants LLC, as discussed in
Note 5 above; Ti3, Inc.; Johnson & Associates; the unemployment cost management services business (the "GM Unemployment Compensation Business") of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; James
E. Frick, Inc., d/b/a The Frick Company; and substantially all of the assets and certain liabilities of the unemployment compensation, employment verification and applicant screening and hiring workflow services businesses (collectively, the "Sheakley Businesses") of Sheakley-Uniservice, Inc. and its wholly-owned subsidiary, Sheakley Interactive Services, LLC, TALX acquired certain identifiable intangible assets. We recorded these assets in accordance with the SFAS No. 141, "Business Combinations."

The following table summarizes goodwill activity by segment for the three months ended June 30, 2005 (dollars in thousands).


                                                                 (IN THOUSANDS)

                                                                          CUSTOMER
                                                                          PREMISES
                                               THE WORK       TAX        SYSTEMS AND
                                                NUMBER     MANAGEMENT    MAINTENANCE
                                               SERVICES     SERVICES     AND SUPPORT        TOTAL
                                               ---------   ----------    -----------      ---------
   March 31, 2005.........................     $  29,342    $ 106,801    $        --      $ 136,143
     Additional acquisition costs.........            --           50             --             50
     Acquisition of Jon-Jay Associates, Inc.       8,539        6,907             --         15,446
     Acquisition of Glick & Glick
             Consultants, LLC.............            --        2,315             --          2,315
                                               ---------    ---------    -----------      ---------
   June 30, 2005..........................     $  37,881    $ 116,073    $        --      $ 153,954
                                               =========    =========    ===========      =========



Tax-deductible goodwill totaled $119.1 million as of June 30, 2005.

The following table summarizes other intangible asset activity for the three months ended June 30, 2005:

                                                           (IN THOUSANDS)
                                                           --------------
                                     CUSTOMER       CUSTOMER      NON-        TRADE
                                   RELATIONSHIPS     RECORDS    COMPETE        NAME       TOTAL
                                   -------------    --------    --------     -------     -------
  GROSS CARRYING VALUES:
   March 31, 2005 ...............     $47,638        $ 2,184     $ 1,512    $     --     $51,334
     Acquisition of Jon-Jay
         Associates, Inc. .......       6,871             --          --         779       7,650
     Acquisition of Glick & Glick
             Consultants, LLC ...       2,550             --          --          --       2,550
                                      -------        -------     -------     -------     -------
   June 30, 2005 ................     $57,059        $ 2,184     $ 1,512     $   779     $61,534
                                      =======        =======     =======     =======     =======

ACCUMULATED AMORTIZATION:
   March 31, 2005 ...............     $ 5,111        $   438     $   337    $     --     $ 5,886
     Amortization ...............         947             37          71          43       1,098
                                      -------        -------     -------     -------     -------
   June 30, 2005 ................     $ 6,058        $   475     $   408     $    43     $ 6,984
                                      =======        =======     =======     =======     =======

Weighted average lives (in years)       16.33          15.00        6.54        3.00       15.87
                                      =======        =======     =======     =======     =======


Amortization of other intangible assets is projected to be $4.1 million for the fiscal year ended March 31, 2006, $4.2 million for the fiscal year ended March 31, 2007, $4.1 million for the fiscal year ended March 31, 2008, and $3.8 million for each of the fiscal years ended March 31, 2009 and 2010.

NOTE 7 - LONG-TERM DEBT

On April 14, 2005, we entered into a $100.0 million secured second amended and restated loan agreement (the "2005 Loan Agreement") with LaSalle Bank National Association, as administrative agent and the lenders party thereto (collectively, the "Lenders"), to replace the loan agreement in place at the time, which we refer to as the "2004 Loan Agreement," and refinance in full the $57.5 million outstanding loan balance at March 31, 2005. The 2005 Loan Agreement established a $100 million revolving line of credit and provides for the issuance of letters of credit and swingline loans. Of the $100 million revolving line of credit, $42.5 million remained available as of April 14, 2005. The total borrowing under the 2005 Loan Agreement may not exceed $100.0 million, but we can request that the Lenders increase their commitments by up to $25.0 million to a maximum aggregate amount of $125.0 million under specified circumstances, in which event the existing Lenders or new lenders may agree to provide us with additional availability.

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

The 2005 Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of any loans, as described above. The 2005 Loan Agreement also requires compliance with certain financial covenants based on our minimum interest coverage (the ratio of EBIT minus dividends and income tax expense to interest expense), minimum EBITDA (as defined in the 2005 Loan Agreement and as adjusted for, among other things, approved acquisitions and the SEC settlement charge, as discussed in Note 1) and our ratio of total indebtedness to EBITDA (as so adjusted). The 2005 Loan Agreement also requires compliance with certain operating and other covenants which limit, without first obtaining written consent of the lenders, among other things, the ability of TALX and our subsidiaries to incur additional debt (with specified exceptions), sales of assets, changes in our capital structure, affiliated transactions, acquisitions, and distributions to our shareholders. The 2005 Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of six cents per share per calendar quarter, up to a maximum of $7.5 million per fiscal year so long as we are not in default at the time of the declaration. The 2005 Loan Agreement also contains various representations and warranties, regarding, among others, compliance with material laws, the accuracy of financial statements and other information delivered to the Lenders and the absence of material changes.

In the event of a default under the 2005 Loan Agreement, the Lenders may terminate the commitments made under the Loan Agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENT

We have entered into an interest rate swap contract which has a notional amount of $19.0 million at June 30, 2005. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding borrowings. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008.

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

Effective April 14, 2005, in connection with the refinancing of our credit facility, we terminated the hedge of our 2004 Loan Agreement and established a hedge of our 2005 Loan Agreement. This strategy effectively converts a portion of our outstanding borrowings into a fixed rate instrument over the term of the interest rate swap contract.

We do not use financial instruments for trading or speculative purposes.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, is likely to have a material adverse effect on our consolidated financial position or results of operations.

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

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds are anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc., and as of June 30, 2005, we had received payment in full on the note and $135,000 of interest payments in connection with the note.

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

The results of operations for this business for the three months ended June 30, 2004 and 2005 were as follows:

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      --------------------------
                                                                         2004            2005
                                                                      -----------    -----------
                                                                              (IN THOUSANDS)
     (Loss) earnings from discontinued operations..............               (27)            11
     Gain on disposal of discontinued operations...............               288            322
                                                                      -----------    -----------
        Earnings from discontinued operations..................               261            333
     Income tax expense........................................               103            131
                                                                      -----------    -----------
        Net earnings from discontinued operations..............       $       158    $       202
                                                                      ===========    ===========

NOTE 11 - BUSINESS SEGMENT INFORMATION

In fiscal year 2005, we determined that we operate in three business segments. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. The Company's Chief Operating Decision Maker and Board of Directors review gross profit for the Company's business units. The Company's Chief Operating Decision Maker and Board of Directors only review profit and loss information after gross profit on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet support, telecommunications, purchasing and information technology facilities. As a result, it is impractical and provides no value to allocate costs of these services to the business units or to allocate any of the underlying assets to the businesses. Additionally, the Company's Chief Operating Decision Maker and its principal officers participate in a cash bonus program which rewards performance based upon consolidated Company results.

As of June 30, 2005, the Company's operations are conducted principally through business segments comprised of: The Work Number services, tax management services, and customer premises systems and related maintenance and support. The Work Number services include our employment verification and services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress. Our Tax Management Services segment includes two lines of business. The first line of business in this segment is our unemployment and claims management and unemployment tax planning services. The second line of business in the tax management services segment is our tax credit and incentive services business. Our third segment, customer premises systems and maintenance and support, relates to a business the Company is phasing out. There are no intersegment sales, and we do not allocate assets to the segments.

Summary by Business Segments:

                                                           THREE MONTHS ENDED JUNE 30,
                                                              2004           2005
                                                              ----           ----
                                                                (IN THOUSANDS)
Revenues:
   The Work Number services ............................     $ 14,417      $ 20,445
   Tax management services .............................       20,900        25,925
   Customer premises systems and maintenance and support          744           424
                                                             --------      --------
     Total revenue .....................................     $ 36,061      $ 46,794
                                                             ========      ========
Gross profit:
   The Work Number services ............................     $ 10,225      $ 15,741
   Tax management services .............................        9,766        13,119
   Customer premises systems and maintenance and support          512           338
                                                             --------      --------
     Total gross profit ................................       20,503        29,198
Selling and marketing expenses .........................       (7,020)       (7,730)
General and administrative expenses ....................       (8,170)      (10,084)
SEC settlement charge ..................................       (2,500)           --
                                                             --------      --------
     Operating income ..................................        2,813        11,384
Net interest expense ...................................         (526)         (759)
Other expense ..........................................           --            (5)
                                                             --------      --------
     Earnings from continuing operations before income
        taxes ..........................................     $  2,287      $ 10,620
                                                             ========      ========

                        TALX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



You should read this discussion together with the financial statements and other financial information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2005.

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

     (7) risks associated with changes in economic conditions or unemployment compensation or tax credit laws;

     (8) the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities;

     (9) risks related to the applicability of any new privacy legislation or interpretation of existing laws;

     (10) the risk of interruption of our computer network and telephone operations, including potential slow-down or loss of business as potential clients review our operations; and

     (11) risks relating to the applicability of the SUTA Dumping Prevention Act of 2004 to our tax planning services.

See "Item 1. Business - Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2005 for a more detailed description of many of these and other risk factors. You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW

We are a leading provider of automated employment and income verification and tax management services and a leader in providing payroll and human resources business process outsourcing. We provide services that enable large and mid-size corporations, including approximately two-thirds of Fortune 500 companies, as well as government agencies, to outsource the performance of payroll and human resources business processes that would otherwise be performed by their own payroll or human resources department. Our services use web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other authorized users to obtain payroll and human resources information and allow employees and their managers to review and, when appropriate, modify information in payroll and human resources management information systems on a self-service basis. Further, we provide unemployment insurance claims processing, unemployment tax planning and management services, and employment-related tax credit and incentive services to a broad range of employers. Our focus is on eliminating paper and manual steps from routine payroll and human resources-related processes. We interact with various payroll systems and human resources services, but are virtually independent of the solutions our clients select.

As discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements, on October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., which we collectively refer to as "TBT Enterprises". On October 25, 2004, we closed on the acquisition of Net Profit, Inc.

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record January 20, 2005. Earnings per share and the weighted average number of common shares outstanding throughout this Quarterly Report on Form 10-Q have been retroactively adjusted for the 3-for-2 stock split.

Pursuant to an acquisition agreement dated April 20, 2005, we acquired Jon-Jay Associates, Inc., which specializes in providing unemployment cost management services as well as an employment verification service. Pursuant to an asset purchase agreement dated April 26, 2005, we acquired substantially all of the assets and assumed certain of the liabilities of Glick & Glick Consultants, LLC, which specializes in employment-related tax credit and incentive services.

We recognized first quarter fiscal 2006 revenues of $46.8 million, a 29.8% increase over the $36.1 million in revenue reported in the comparable period in fiscal 2005. The Work Number services revenue increased 41.8% as compared to the comparable period in fiscal 2005, while revenues in our tax management services business increased 24.0% compared to the prior-year period. Our gross profit grew to $29.2 million, or 62.4% of revenues, compared to $20.5 million, or 56.9% of revenues, in the comparable period in fiscal 2005. Earnings from continuing operations grew to $6.4 million, or 29 cents per diluted share, compared to $198,000, or 1 cent per diluted share, in the comparable period in fiscal 2005. The first quarter fiscal year 2005 amount includes a $2.5 million charge related to the SEC settlement.

SERVICES AND PRODUCTS

Our services and products fall within three business segments: The Work Number services, tax management services and customer premises systems and related maintenance and support. The Work Number services include our employment verification and services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress; tax management services include our employment tax consulting and claim processing operations, unemployment tax planning services, and employment-related tax credit and incentive services; and customer premises systems and maintenance and support relate to a business we are phasing out. Selected financial data regarding our business segments for the three months ended June 30, 2004 and 2005 is set forth in Note 11 of Notes to Unaudited Consolidated Financial Statements.

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

     o    automating the process for collecting correction requests; and

     o providing a mechanism for employees to completely bypass the paper W-2 process and receive their W-2's in a completely electronic manner.

The majority of W-2 eXpress clients are billed based upon either the number of unique W-2s or the number of employees, generally pursuant to multi-year contracts.

ePayroll. ePayroll (or Paperless Pay) is a suite of payroll self-service applications that enables employees, via the web or by telephone, to receive pay statement information, access current and historical payroll information, review and change direct deposit account or paycard information, review and change W-4 information, update personal information, and enroll in selected paycard services chosen by their employer. Employers that send us electronic transmissions of their employees' pay statements and direct deposit data can reduce the amount of staff required to process routine employee payroll requests as well as reduce the cost to distribute paper pay advices.

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

     TAX MANAGEMENT SERVICES

Our tax management services segment includes two lines of business. In the first line of business, we operate under the names UC eXpress, TALX Employer Services (through our acquisition of the Sheakley Businesses), Johnson and Associates, and Jon-Jay Associates (collectively referred to as "UC eXpress"). UC eXpress offers a broad suite of services designed to reduce the cost of processing unemployment claims by human resource departments and to better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress services utilize document imaging, web access, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resource departments of the administrative burden of managing unemployment claims. Following an employee separation, UC eXpress services respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients' rights as an employer. If an unemployment hearing is required, these UC eXpress services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, our UC eXpress services field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

UC eXpress also offers comprehensive employer tax services that encompass five service areas:

     o    unemployment tax services;

     o    employment tax research and recovery;

     o    unemployment tax planning;

     o    tax registrations; and

     o    employment tax consulting (withholding and unemployment.)

Clients who choose UC eXpress for tax services collaborate with a UC eXpress tax analyst to monitor the clients' unemployment tax accounts, verify tax rates and contribution reports and identify voluntary contribution opportunities.

The second line of business in the tax management services segment is our tax credit and incentive services business. Our services in this business line include assisting employers with integrating work opportunity ("WOTC") and welfare to work ("WtW") tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. Effective in the fiscal 2005 third quarter, through the acquisition of Net Profit, Inc. and TBT Enterprises Inc., and in the fiscal 2006 first quarter, through the acquisition of Glick and Glick Consultants, LLC, we have expanded our existing tax services offerings, including our capabilities to process WOTC/WtW tax credits, as well as our ability to assist clients in identifying and calculating certain other federal and state tax credits which were not previously a part of our service offerings, such as enterprise zone credits and training credits.

     MAINTENANCE AND SUPPORT SERVICES RELATED TO OUR FORMER CUSTOMER PREMISES SYSTEMS BUSINESS

Prior to 2000, we offered our products and services generally through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 2000 we discontinued sales to new customers. Today, we provide system enhancements to existing customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. In the second quarter of 2005, as a result of requests from a number of clients, we agreed to extend these support services until December 2005. In the first quarter of fiscal 2006, we agreed to extend these support services until March 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. See Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2005 for a discussion of these estimates and judgments.

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross profit, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated. We had originally recorded the $2.5 million SEC settlement charge in the first quarter of fiscal year 2005 as other income (expense), net. It has been reclassified to operating expenses in the accompanying table of results of operations. As a result of the reclassification, previously reported operating income for the fiscal year 2005 first quarter is now reported as $2.8 million, or 7.8% of revenues, as reflected in the table below.


                                                                                         PERCENTAGE CHANGE
                                                        THREE MONTHS ENDED JUNE 30,      THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                          2004             2005            2005 OVER 2004
                                                          ----             ----            --------------
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)
REVENUES AND GROSS PROFIT:
Revenues:
   The Work Number services .....................       $  14,417       $  20,445                 41.8%
   Tax management services ......................          20,900          25,925                 24.0
   Maintenance and support ......................             744             424                (43.0)
                                                        ---------       ---------
     Total revenues .............................       $  36,061       $  46,794                 29.8
                                                        =========       =========
Gross profit:
   The Work Number services .....................       $  10,225       $  15,741                 53.9%
   Tax management services ......................           9,766          13,119                 34.3
   Maintenance and support ......................             512             338                (34.0)
                                                        ---------       ---------
     Total gross profit .........................       $  20,503       $  29,198                 42.4
                                                        =========       =========

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services ........................            70.9%           77.0%
Tax management services .........................            46.7            50.6
Maintenance and support .........................            68.8            79.7

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services .....................            40.0%           43.7%                41.8%
   Tax management services ......................            58.0            55.4                 24.0
   Maintenance and support ......................             2.0             0.9                (43.0)
                                                        ---------       ---------
     Total revenues .............................           100.0           100.0                 29.8
Cost of revenues ................................            43.1            37.6                 13.1
                                                        ---------       ---------
Gross profit ....................................            56.9            62.4                 42.4
                                                        ---------       ---------
Operating expenses:
   Selling and marketing ........................            19.5            16.5                 10.1
   General and administrative ...................            22.7            21.6                 23.4
   SEC settlement charge ........................             6.9            --                      *
                                                        ---------       ---------
     Total operating expenses ...................            49.1            38.1                  0.7
                                                        ---------       ---------
Operating income ................................             7.8            24.3                304.7
Other income (expense), net .....................            (1.4)           (1.6)                45.2
                                                        ---------       ---------
   Earnings from continuing operations before
     income tax .................................             6.4            22.7                364.4
Income tax expense ..............................             5.8             8.9                100.8
                                                        ---------       ---------
    Earnings from continuing operations .........             0.6            13.8                    *
Earnings from discontinued operations, net of tax             0.4             0.4                 27.8
                                                        ---------       ---------
Net earnings ....................................             1.0%           14.2%                   *
                                                        =========       =========


 * not meaningful

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES. Total revenues increased 29.8% to $46.8 million in the first quarter of fiscal year 2006 from $36.1 million in the first quarter of fiscal year 2005.

THE WORK NUMBER SERVICES SEGMENT
Revenues from The Work Number services increased 41.8% to $20.4 million in the first quarter of fiscal year 2006 from $14.4 million in the first quarter of fiscal year 2005. The increase was due primarily to the results of our "REACH" program, the continued expansion of The Work Number database as we have added more employers and related employment records, and the addition of revenues related to our April 2005 acquisition of the employment verification business of Jon-Jay Associates, Inc., as described in Note 5 of Notes to Unaudited Consolidated Financial Statements. Under the "REACH" program, we are working with our existing verifier base to expand their usage of The Work Number to multiple locations and integrating our services into the verifiers' systems and processes. Additionally, under this program, we are working with our existing verifiers to identify additional usages for The Work Number database.

The mortgage industry, the consumer finance industry, and pre-employment screeners are the primary revenue generators for The Work Number. Verifications in the consumer finance area have increased significantly over the last year as we have focused on extending our reach to additional consumer finance lenders, such as lenders for automobile, furniture and appliance loans. The table below indicates the percentage of The Work Number revenues contributed by types of verifiers during the last eight quarters.

                                                                                                              FISCAL
                                            FISCAL 2004                           FISCAL 2005                  2006
                                  -----------------------------    ---------------------------------------    -------
        REVENUE SOURCE            2ND QTR    3RD QTR    4TH QTR    1ST QTR   2ND QTR    3RD QTR    4TH QTR    1ST QTR
--------------------------------  -------    -------    -------    -------   -------    -------    -------    -------
Pre-Employment..................    21%          22%        17%        18%      19%        18%        14%        19%
Mortgage                            40           34         29         35       34         35         27         34
Consumer Finance................    16           16         17         16       21         21         24         23
Social Services.................     7           10          8         13        8          8          8          9
Other...........................     5            5          4          5        5          5          2          2
Other Work Number Services......    11           13         25         13       13         13         25         13


As of the end of the first fiscal quarter of 2006, we had 109.4 million employment records on The Work Number services database, a 12.0% increase from the first quarter of fiscal year 2005. Total employment records under contract, including those in the contract backlog to be added to the database, represented
116.1 million records as of June 30, 2005. Additionally, we gained approximately 6 million employment records in the April 2005 acquisition of Jon-Jay Associates that are expected to be converted to The Work Number services database within the next six months.

TAX MANAGEMENT SERVICES SEGMENT
Revenues from tax management services increased 24.0% to $25.9 million in the first quarter of fiscal year 2006 from $20.9 million in the first quarter of fiscal year 2005. The increase was due primarily to the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements, as well as organic growth of approximately 4 percent within our unemployment claims management and tax planning services.

CUSTOMER PREMISES SYSTEMS AND MAINTENANCE AND SUPPORT SEGMENT
Revenues from customer premises systems and related maintenance and support continued to decrease, as we have been diminishing this business over the past several years. As expected, revenues from maintenance and support decreased to $424,000 in the first quarter of fiscal year 2006 from $744,000 in the first quarter of fiscal year 2005. The decrease was primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. In the second quarter of fiscal 2005, as a result of requests from a number of our clients, we agreed to extend these support services through December 2005. In the first quarter of fiscal year 2006, we agreed to extend these support services until March 2006. We anticipate revenues from maintenance and support will continue to decrease over time from current levels.

GROSS PROFIT. Total gross profit increased 42.4% to $29.2 million in the first quarter of fiscal year 2006 from $20.5 million in the first quarter of fiscal year 2005. Gross margin increased to 62.4% in the first quarter of fiscal year 2006 from 56.9% in the first quarter of fiscal year 2005.

THE WORK NUMBER SEGMENT
Gross profit in our Work Number segment increased 53.9% to $15.7 million in the first quarter of fiscal year 2006 from $10.2 million in the first quarter of fiscal year 2005. Gross margin increased to 77.0% in the first quarter of fiscal year 2006 from 70.9% in the first quarter of fiscal year 2005. The increases in gross profit and gross margin were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure.

TAX MANAGEMENT SERVICES SEGMENT
Gross profit in our tax management services segment increased 34.3% to $13.1 million in the first quarter of fiscal year 2006 from $9.8 million in the first quarter of fiscal year 2005. Gross margin increased to 50.6% in the first quarter of fiscal year 2006 compared to 46.7% in the first quarter of fiscal year 2005. The increases in gross profit and gross margin were due primarily to the inclusion of the higher-margin tax credit and incentive services business in the fiscal 2006 first quarter and improvements within the cost structure of our unemployment tax business as we continue to achieve savings from operational integrations of our various acquisitions. The tax management services business has been an important contributor to our overall profitability as well as to the growth in The Work Number Services due to success in cross-selling The Work Number Services into the tax management services client base.

CUSTOMER PREMISES SYSTEMS AND MAINTENANCE AND SUPPORT SEGMENT
Customer premises systems and maintenance and support gross profit decreased to $338,000 in the first quarter of fiscal year 2006 from $512,000 in the first quarter of fiscal year 2005. The decline in gross profit was due to the fixed nature of personnel and infrastructure costs even as our installed customer base continues to shrink.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 10.1% to $7.7 million in the first quarter of fiscal year 2006 from $7.0 million in the first quarter of fiscal year 2005. As a percentage of revenues, such expenses decreased to 16.5% in the first quarter of fiscal year 2006 from 19.5% in the first quarter of fiscal year 2005. The increase in expenses was primarily due to increased commissions and sales incentives, which resulted from our higher revenues, as well as increased personnel as we developed a new sales and service team to market directly to verifiers. Selling and marketing expenses as a percentage of revenues improved as a result of the higher revenue levels, improved leveraging of our selling and marketing infrastructure and our continued focus on expense control.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 23.4% to $10.1 million in the first quarter of fiscal year 2006 from $8.2 million in the first quarter of fiscal year 2005. As a percentage of revenues, such expenses decreased to 21.6% in the first quarter of fiscal year 2006 compared to 22.7% in the first quarter of fiscal year 2005. The increased expenses resulted primarily from additional general and administrative expenses, including amortization of intangibles, from our recent acquisitions and from the expansion of our infrastructure to accommodate our growing business and the financial consolidation of the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements. The decrease in such expenses as a percentage of revenues was due primarily to higher revenue levels and improved leveraging of personnel and infrastructure costs.

SEC SETTLEMENT CHARGE. In the first quarter of fiscal year 2005, we recorded a $2.5 million charge related to the SEC settlement, as discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements.

OTHER INCOME (EXPENSE), NET. Other income (expense), net totaled $764,000 of other expense in the first quarter of fiscal year 2006 compared to $526,000 in the first quarter of fiscal year 2005. Interest expense increased in fiscal 2005 due to higher outstanding borrowings under our 2005 Loan Agreement to fund acquisitions.

INCOME TAX EXPENSE. Our effective income tax rate was 39.5% in the first quarter of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operating activities. In addition to cash provided by operating activities, we have access to a $100 million revolving credit facility (the 2005 Loan Agreement), subject to certain terms and conditions, as described in Note 7 of Notes to Unaudited Consolidated Financial Statements and in `Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2005.

We generated cash from operating activities of $8.5 million in the first quarter of fiscal year 2006, an increase of $5.3 million from the first quarter of fiscal year 2005. The increase in cash provided by operating activities was primarily due to improved operating results.

Net cash used in investing activities increased to $33.7 million in the first quarter of fiscal year 2006 compared to $3.7 million in the first quarter of fiscal year 2005, primarily resulting from our acquisitions during the first quarter of fiscal year 2006, as discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements. Additionally, we purchased short-term investments of $4.0 million in the fiscal year 2006 first quarter. Capital expenditures and capitalized software development costs totaled $2.4 million in both the first quarter of fiscal year 2006 and the first quarter of fiscal year 2005. These capital expenditures were principally for computer equipment and software. At June 30, 2005, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 18 months as we integrate the operations of our new acquisitions.

In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. As of June 30, 2005, we estimate that these payments could range up to approximately $19 million and would be payable over the next two years.

Net cash provided by financing activities was $18.5 million in the first quarter of fiscal year 2006 compared to net cash used in financing activities of $2.4 million in the first quarter of fiscal year 2005. The increase in cash provided by financing activities in the first quarter of fiscal year 2006 was primarily due to increased borrowings as a result of the acquisitions, as discussed in
Note 5 of Notes to Unaudited Consolidated Financial Statements.

Our working capital was $22.9 million at June 30, 2005 compared to $24.8 million at March 31, 2005. The decrease in working capital was primarily due to the repayment of $10.0 million of debt during the quarter.

Our accounts receivable increased to $22.5 million at June 30, 2005 from $19.7 million at March 31, 2005 due primarily to higher revenues during the first quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005, as well as the inclusion of accounts receivable related to our recent acquisitions.

Based on cash and cash equivalents on hand, together with anticipated cash flows from operating activities, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

Our business strategy contemplates that we will consider acquisitions from time to time. We cannot assure you that we will make any such additional acquisitions or that any such acquisitions would be successful. We expect that such acquisitions may require that we access additional credit. As described below, our 2005 Loan Agreement will provide funding for certain possible future acquisitions subject to certain conditions. Except in these circumstances, we cannot assure you that additional credit would be available on acceptable terms. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates.

During the quarter ended June 30, 2005, we continued our quarterly dividend program, declaring a $0.04 per share cash dividend, totaling $843,000, on May 10, 2005. The dividend was paid on July 8, 2005 to shareholders of record on June 17, 2005.

On May 10, 2005, our Board of Directors authorized us to repurchase up to two million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. No shares have been repurchased under this plan as of June 30, 2005.

We have entered into an interest rate swap contract which has a notional amount of $19.0 million at June 30, 2005. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding borrowings. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008.

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

Effective April 14, 2005, in connection with the refinancing of our credit facility, we terminated the hedge of our 2004 Loan Agreement and established a hedge of our 2005 Loan Agreement. This strategy effectively converts a portion of our outstanding borrowings into a fixed rate instrument over the term of the interest rate swap contract.

We do not use financial instruments for trading or speculative purposes.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) was to be effective for our fiscal quarter ended September 30, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123(R). As a result, SFAS 123(R) will be effective beginning in our first quarter of fiscal year 2007. This Statement requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are currently evaluating the impact of the adoption of SFAS No. 123(R) on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements, our credit facility bears interest at floating rates we select under terms of the 2005 Loan Agreement. As of June 30, 2005, we had $74.9 million principal outstanding on our credit facility, of which $19.0 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $559,000 change to our annual interest expense, based on net variable rate borrowings of $55.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Assistant Secretary, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of June 30, 2005, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They have also determined in their evaluation that there was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our Company or any affiliated purchasers during the quarter ended June 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                TOTAL NUMBER OF    MAXIMUM NUMBER
                                                                               SHARES PURCHASED    OF SHARES THAT
                                                                                  AS PART OF         MAY YET BE
                                            TOTAL NUMBER                           PUBLICLY       PURCHASED UNDER
                                             OF SHARES       AVERAGE PRICE      ANNOUNCED PLANS     THE PLANS OR
      PERIOD                                PURCHASED (1)    PAID PER SHARE     OR PROGRAMS (1)      PROGRAMS
---------------------                       -------------    --------------    ---------------    --------------
April 1, 2005 to April 30, 2005.........           --                --                --             2,000,000
May 1, 2005 to May 31, 2005.............           --                --                --             2,000,000
June 1, 2005 to June 30, 2005...........           --                --                --             2,000,000
                                                ------            ------            -----
     Total..............................           --                --                --             2,000,000
                                                ======            ======            =====


(1) On September 25, 2002, our Board of Directors authorized us to repurchase up to one million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending September 30, 2005, subject to market conditions and other factors. Under the September 25, 2002 plan, we did not repurchase any shares during the quarter ended June 30, 2005. As of May 10, 2005, cumulative shares repurchased under the September 25, 2002 plan amounted to 306,211 shares. On May 10, 2005, our Board of Directors authorized us to repurchase up to two million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. The May 10, 2005 plan superseded the September 25, 2002 plan, and the remaining 693,789 authorized shares that had been authorized for repurchase under the September 25, 2002 plan are no longer available for repurchase. No shares have been repurchased under the May 10, 2005 plan as of June 30, 2005.


ITEM 6.  EXHIBITS

     See Exhibit Index.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             TALX CORPORATION


Date: August 2, 2005         By:            /s/  WILLIAM W. CANFIELD
                                ------------------------------------------------
                                               William W. Canfield
                                             Chairman, President and
                                             Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 2, 2005         By:                 /s/  L. KEITH GRAVES
                                ------------------------------------------------
                                                 L. Keith Graves
                                                 Vice President,
                                           Chief Financial Officer and
                                               Assistant Secretary
                                    (Principal Financial and Accounting Officer)

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

   10.31 Form of Employment Agreement for Messrs. Chaffin, Graves, & Smith, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 17, 2005 +

   10.37 Second Amended and Restated Loan Agreement among the Company, LaSalle Bank National Association, as Administrative Agent, and the Lenders named therein, incorporated by reference to
                   Exhibit 10.37 to our Annual Report on Form 10-K for the year ended March 31, 2005 (File No. 000-21465)

   10.38 TALX Corporation 2005 Omnibus Incentive Plan (subject to approval at Annual Meeting of Shareholders on September 8,
                   2005) (incorporated by reference to Attachment B to our definitive proxy statement on Schedule 14A filed on July 22,
                   2005) +

    11             Computation of Earnings Per Share


   31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   32.1 Chief Executive Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

   32.2 Chief Financial Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350


--------------------------------------------------------------------------------


+ Represents management contract or compensatory plan or arrangement.