Form 10-Q
period 2005-09-30
TALX CORP
filed 2005-10-27
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [x] Yes [ ]No

As of October 25, 2005 there were 21,321,562 shares of the Registrant's Common Stock outstanding, net of treasury shares held by the Registrant.

Exhibit Index is on page 30.

                        TALX CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2005 and September 30, 2005......................     3

             Consolidated Statements of Earnings for the Three and Six Months Ended
             September 30, 2004 and 2005..................................................................     4

             Consolidated Statements of Cash Flows for the Six Months Ended
             September 30, 2004 and 2005..................................................................     5

             Notes to Unaudited Consolidated Financial Statements.........................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................    25

Item 4.   Controls and Procedures.........................................................................    25

                           PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....................................    26

Item 4.   Submission of Matters to a Vote of Security Holders.............................................    26

Item 5.   Other Information...............................................................................    27

Item 6.   Exhibits........................................................................................    28

Signatures................................................................................................    29

                        TALX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                          MARCH 31,       SEPTEMBER 30,
                                                                                            2005              2005
                                                                                        ------------       -----------
                                                                                                           (UNAUDITED)
                           ASSETS
Current assets:
 Cash and cash equivalents                                                              $     11,399      $      2,806
 Short term investments                                                                        7,615             8,950
 Accounts receivable, less allowance for doubtful accounts of $3,173 at
   March 31, 2005 and $4,000 at September 30, 2005                                            19,718            23,723
  Work in progress, less progress billings                                                     3,713             2,829
  Prepaid expenses and other current assets                                                    5,282             7,163
  Deferred tax assets, net                                                                     1,683             1,712
                                                                                        ------------      ------------
    Total current assets                                                                      49,410            47,183
Property and equipment, net of accumulated depreciation of $18,572 at March 31,
  2005 and $21,668 at September 30, 2005                                                      11,414            12,712
Capitalized software development costs, net of amortization of $4,605 at
  March 31, 2005 and $5,405 at September 30, 2005                                              3,374             3,759
Goodwill                                                                                     136,143           154,359
Other intangibles, net                                                                        45,448            53,675
Other assets                                                                                   1,130             1,300
                                                                                        ------------      ------------
                                                                                        $    246,919      $    272,988
                                                                                        ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $      2,054      $      3,128
  Accrued expenses and other liabilities                                                      16,502            13,313
  Dividends payable                                                                              835             1,063
  Deferred revenue                                                                             5,203             5,566
                                                                                        ------------      ------------
    Total current liabilities                                                                 24,594            23,070
Deferred tax liabilities, net                                                                 10,083            11,899
Long term debt                                                                                57,500            66,850
Other liabilities                                                                              2,878             2,821
                                                                                        ------------      ------------
    Total liabilities                                                                         95,055           104,640
                                                                                        ------------      ------------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000 shares and no shares
   issued or outstanding at March 31, 2005 or September 30, 2005                                   -                 -
 Common stock, $.01 par value; authorized 30,000,000 shares at March 31, 2005 and 75,000,000 shares at September 30, 2005, issued 20,922,011 shares at March
   31, 2005 and 21,306,466 shares at September 30, 2005                                          209               213
  Additional paid-in capital                                                                 164,937           170,660
  Deferred compensation                                                                         (223)           (1,751)
  Accumulated deficit                                                                        (12,726)             (827)
 Accumulated other comprehensive income:
  Unrealized gain on interest rate swap contract, net of tax expense of $39
       at March 31, 2005 and $35 at September 30, 2005                                            59                53
  Treasury stock, at cost, 42,275 shares at March 31, 2005                                      (392)                -
                                                                                        ------------      ------------
     Total shareholders' equity                                                              151,864           168,348
                                                                                        ------------      ------------
                                                                                        $    246,919      $    272,988
                                                                                        ============      ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,      SIX MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------      ------------------------------
                                                                2004                2005              2004              2005
                                                            -------------      -------------      ------------      ------------
Revenues:
 The Work Number services                                   $      14,188      $      21,857      $     28,605      $     42,302
 Tax management services                                           21,662             26,043            42,562            51,968
  Maintenance and support                                             780                444             1,524               868
                                                            -------------      -------------      ------------      ------------
   Total revenues                                                  36,630             48,344            72,691            95,138
                                                            -------------      -------------      ------------      ------------
Cost of revenues:
  The Work Number services                                          3,931              4,679             8,123             9,409
  Tax management services                                          10,873             12,766            22,007            25,542
  Maintenance and support                                             232                100               464               186
                                                            -------------      -------------      ------------      ------------
   Total cost of revenues                                          15,036             17,545            30,594            35,137
                                                            -------------      -------------      ------------      ------------
   Gross profit                                                    21,594             30,799            42,097            60,001
                                                            -------------      -------------      ------------      ------------
Operating expenses:
  Selling and marketing                                             6,618              8,073            13,638            15,803
  General and administrative                                        7,779             10,052            15,949            20,140
  SEC settlement charge                                                 -                  -             2,500                 -
                                                            -------------      -------------      ------------      ------------
   Total operating expenses                                        14,397             18,125            32,087            35,943
                                                            -------------      -------------      ------------      ------------
   Operating income                                                 7,197             12,674            10,010            24,058
                                                            -------------      -------------      ------------      ------------
Other income (expense), net:
  Interest income                                                      33                154                56               311
  Interest expense                                                   (734)            (1,008)           (1,283)           (1,924)
  Other, net                                                           (1)                 -                (1)               (5)
                                                            -------------      -------------      ------------      ------------
   Total other income (expense), net                                 (702)              (854)           (1,228)           (1,618)
                                                            -------------      -------------      ------------      ------------
   Earnings from continuing operations before
     income tax expense                                             6,495             11,820             8,782            22,440
Income tax expense                                                  2,565              4,669             4,654             8,864
                                                            -------------      -------------      ------------      ------------
   Earnings from continuing operations                              3,930              7,151             4,128            13,576
Discontinued operations, net of income taxes:
  Earnings (loss) from discontinued operations, net                    23                 (4)                7                 3
  Gain on disposal of discontinued operations, net                    106                 30               280               225
                                                            -------------      -------------      ------------      ------------
   Earnings from discontinued operations                              129                 26               287               228
                                                            -------------      -------------      ------------      ------------
Net earnings                                                $       4,059      $       7,177      $      4,415      $     13,804
                                                            =============      =============      ============      ============

Basic earnings per share:
 Continuing operations                                      $        0.19      $        0.34      $       0.20      $       0.65
 Discontinued operations                                             0.01                  -              0.01              0.01
                                                            -------------      -------------      ------------      ------------
   Net earnings                                             $        0.20      $        0.34      $       0.21      $       0.66
                                                            =============      =============      ============      ============

Diluted earnings per share:
 Continuing operations                                      $        0.18      $        0.32      $       0.20      $       0.61
 Discontinued operations
                                                                     0.01                  -              0.01              0.01
                                                            -------------      -------------      ------------      ------------
   Net earnings                                             $        0.19      $        0.32      $       0.21      $       0.62
                                                            =============      =============      ============      ============

Weighted average number of shares outstanding - basic          20,597,788         21,058,725        20,551,216        21,058,146
                                                            =============      =============      ============      ============
Weighted average number of shares outstanding - diluted        21,529,146         22,440,528        21,519,363        22,353,292
                                                            =============      =============      ============      ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                   ------------------------------
                                                                       2004              2005
                                                                   ------------      ------------
Cash flows from operating activities:
 Net earnings                                                      $      4,415      $     13,804
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                         5,074             6,045
    Deferred compensation                                                     -                43
    Deferred taxes                                                          756             1,715
    Gain on swap agreement                                                    -               (59)
    Change in assets and liabilities, excluding those acquired:
      Accounts receivable, net                                             (823)           (2,794)
      Work in progress, less progress billings                               17               939
      Prepaid expenses and other current assets                           6,100            (1,771)
      Other assets                                                           78              (267)
      Accounts payable                                                        5             1,062
      Accrued expenses and other liabilities                             (2,519)           (2,127)
      Deferred revenue                                                   (1,213)           (1,174)
      Other liabilities                                                     (81)              (57)
                                                                   ------------      ------------
        Net cash provided by operating activities                        11,809            15,359
                                                                   ------------      ------------
Cash flows from investing activities:
  Additions to property and equipment                                    (3,734)           (3,882)
  Change in restricted cash                                              38,645                 -
  Acquisitions, net of cash received                                    (39,891)          (27,545)
  Purchases of short-term investments                                    (5,630)           (5,120)
  Proceeds from sale of short-term investments                                -             3,785
  Capitalized software development costs                                   (997)           (1,186)
                                                                   ------------      ------------
        Net cash used in investing activities                           (11,607)          (33,948)
                                                                   ------------      ------------
Cash flows from financing activities:
  Issuance of common stock                                                1,359             3,611
  Repurchase of common stock                                                  -            (1,287)
  Borrowings under long-term debt facility                                    -            84,850
  Repayments under long-term debt facility                               (5,000)          (75,500)
  Dividends paid                                                         (1,367)           (1,678)
                                                                   ------------      ------------
        Net cash (used in) provided by financing activities              (5,008)            9,996
                                                                   ------------      ------------
        Net decrease in cash and cash equivalents                        (4,806)           (8,593)
Cash and cash equivalents at beginning of period                          8,568            11,399
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $      3,762      $      2,806
                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2005 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2005. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation. Operating results for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2005. In the first quarter of fiscal year 2005, we had originally recorded an SEC settlement charge as other income (expense), net. It has been reclassified to operating expenses in the consolidated statement of earnings.

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

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. Earnings per share and weighted average number of common shares outstanding for the three and six months ended September 30, 2004 have been retroactively adjusted for the 3-for-2 stock split.

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ------------------------------      ------------------------------
                                                                  2004              2005              2004              2005
                                                              ------------      ------------      ------------      ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BASIC EARNINGS PER SHARE:
Net earnings:
  Continuing operations ................................      $      3,930      $      7,151      $      4,128      $     13,576
  Discontinued operations ..............................               129                26               287               228
                                                              ------------      ------------      ------------      ------------

    Net earnings .......................................      $      4,059      $      7,177      $      4,415      $     13,804
                                                              ============      ============      ============      ============

Weighted average number of common shares outstanding ...        20,922,011        21,097,012        20,922,011        21,086,585
Less: weighted average number of treasury shares .......          (324,223)          (38,287)         (370,795)          (28,439)
                                                              ------------      ------------      ------------      ------------
  Weighted average number of common and common
                  equivalent shares outstanding ........        20,597,788        21,058,725        20,551,216        21,058,146
                                                              ============      ============      ============      ============

Basic earnings per common share:
  Continuing operations ................................      $       0.19      $       0.34      $       0.20      $       0.65
  Discontinued operations ..............................              0.01                --              0.01              0.01
                                                              ------------      ------------      ------------      ------------
    Net earnings .......................................      $       0.20      $       0.34      $       0.21      $       0.66
                                                              ============      ============      ============      ============

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ----------------------------    ----------------------------
                                                                2004            2005            2004            2005
                                                            ------------    ------------    ------------    ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
DILUTED EARNINGS PER SHARE:
Net earnings:
   Continuing operations ................................   $      3,930    $      7,151    $      4,128    $     13,576
   Discontinued operations ..............................            129              26             287             228
                                                            ------------    ------------    ------------    ------------
     Net earnings .......................................   $      4,059    $      7,177    $      4,415    $     13,804
                                                            ============    ============    ============    ============
Weighted average number of common shares outstanding ....     20,922,011      21,097,012      20,922,011      21,086,585
Weighted average number of restricted shares ............             --          15,890              --          17,302
Weighted average number of shares issuable under employee
   stock plans ..........................................         10,126           7,548          10,126           7,548
Dilutive effect of the exercise of stock options ........        868,035       1,358,365         904,359       1,270,296
Dilutive effect of the exercise of warrants .............         53,197              --          53,662              --
Less: weighted average number of treasury shares ........       (324,223)        (38,287)       (370,795)        (28,439)
                                                            ------------    ------------    ------------    ------------
   Weighted average number of common and common
     equivalent shares outstanding ......................     21,529,146      22,440,528      21,519,363      22,353,292
                                                            ------------    ------------    ------------    ------------
Diluted earnings per common share:
   Continuing operations ................................   $       0.18    $       0.32    $       0.20    $       0.61
   Discontinued operations ..............................           0.01              --            0.01            0.01
                                                            ------------    ------------    ------------    ------------
     Net earnings .......................................   $       0.19    $       0.32    $       0.21    $       0.62
                                                            ============    ============    ============    ============

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

Since all of our options are granted with an option price equal to the market price at the time of grant, we have not recognized any stock-based employee compensation cost under our stock option plans. SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. Compensation cost is calculated under a straight-line basis. The following table presents our net earnings and earnings per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the periods presented:

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ------------------------    ------------------------
                                                              2004          2005          2004          2005
                                                           ----------    ----------    ----------    ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, as reported .............................    $    4,059    $    7,177    $    4,415    $   13,804
Stock-based employee compensation cost, net of taxes...           277           400           720           793
                                                           ----------    ----------    ----------    ----------
   Net earnings, pro forma ............................    $    3,782    $    6,777    $    3,695    $   13,011
                                                           ==========    ==========    ==========    ==========
Basic earnings per share:
   As reported ........................................    $     0.20    $     0.34    $     0.21    $     0.66
   Pro forma ..........................................          0.18          0.32          0.18          0.62

Diluted earnings per share:
   As reported ........................................    $     0.19    $     0.32    $     0.21    $     0.62
   Pro forma ..........................................          0.18          0.30          0.17          0.59

No options were granted in the second quarter of fiscal 2006. The fair values of options granted in the first quarter of fiscal 2006 and 2005 were estimated on the dates of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 50% and 65%, respectively; risk-free interest rate of 3.90% and 3.75%, respectively; expected life of 6.0 and 7.0 years, respectively; and an expected dividend yield of 0.63% and 0.90%, respectively.

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

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2004 and 2005 was $3.9 million and $7.3 million, respectively, and for the six months ended September 30, 2004 and 2005 was $4.2 million and $13.8 million, respectively. The difference between comprehensive income and net income resulted from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $3.7 million and $6.9 million for the six months ended September 30, 2004 and 2005, respectively. Cash paid for interest totaled $1.1 million and $2.0 million for the six months ended September 30, 2004 and 2005, respectively.

We declared a $0.05 per share cash dividend, totaling $1.1 million, on September 8, 2005. The dividend was payable October 14, 2005 to shareholders of record on September 19, 2005.

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

In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. As of September 30, 2005, we estimate that these payments could range up to approximately $19 million and would be payable over the next two years.

The financial results of TBT Enterprises, Net Profit, Inc., Jon-Jay Associates, Inc., and Glick & Glick Consultants, LLC have been consolidated as of the dates of the respective acquisitions. The table below reflects unaudited pro forma combined results of TALX and the acquired businesses as if the acquisitions had occurred on April 1, 2004:

                                                   THREE MONTHS ENDED SEPTEMBER 30,  SIX MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------  ------------------------------
                                                          2004        2005                2004          2005
                                                        --------    --------            ---------     --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................................        $ 41,042    $ 48,344            $  81,994     $ 95,411
Net earnings....................................           3,976       7,177                4,243       13,798
Basic earnings per share........................            0.19        0.34                 0.21         0.66
Diluted earnings per share......................            0.18        0.32                 0.20         0.62

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2005.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with our acquisitions, we acquired certain identifiable intangible assets and goodwill. We recorded these assets in accordance with the SFAS No. 141, "Business Combinations."

The following table summarizes goodwill activity by segment for the six months ended September 30, 2005.

                                                            (IN THOUSANDS)
                                            THE WORK        TAX
                                             NUMBER      MANAGEMENT   MAINTENANCE
                                            SERVICES      SERVICES    AND SUPPORT         TOTAL
                                            ---------    ----------   ------------      ---------
March 31, 2005............................  $  29,342    $ 106,801    $         --      $ 136,143
  Additional acquisition costs............         --          470              --            470
  Acquisition of Jon-Jay Associates, Inc..      9,843        5,563              --         15,406
  Acquisition of Glick & Glick
          Consultants, LLC................         --        2,340              --          2,340
                                            ---------    ---------    ------------      ---------
September 30, 2005........................  $  39,185    $ 115,174    $         --      $ 154,359
                                            =========    =========    ============      =========

Tax-deductible goodwill totaled $119.5 million as of September 30, 2005.

The following table summarizes other intangible asset activity for the six months ended September 30, 2005:

                                                                             (IN THOUSANDS)
                                              CUSTOMER           CUSTOMER             NON-             TRADE
                                            RELATIONSHIPS         RECORDS           COMPETE             NAME             TOTAL
                                            -------------       -----------       ------------        ---------       ------------
GROSS CARRYING VALUES:
    March 31, 2005......................    $     47,638        $     2,184       $      1,512         $      -       $     51,334
      Acquisition of Jon-Jay
            Associates, Inc.............           7,438                  -                  -              260              7,698
      Acquisition of Glick & Glick
             Consultants, LLC...........           2,550                  -                  -                -              2,550
                                            ------------        -----------       ------------        ---------       ------------
    September 30, 2005..................    $     57,626        $     2,184       $      1,512        $     260       $     61,582
                                            ============        ===========       ============        =========       ============

ACCUMULATED AMORTIZATION:
    March 31, 2005......................    $      5,111        $       438       $        337        $       -       $      5,886
      Amortization......................           1,711                 73                129              108              2,021
                                            ------------        -----------       ------------        ---------       ------------
    September 30, 2005..................    $      6,822        $       511       $        466        $     108       $      7,907
                                            ============        ===========       ============        =========       ============

Weighted average lives (in years).......           16.33              15.00               6.54             3.00              15.99
                                            ============        ===========       ============        =========       ============

Amortization of other intangible assets is projected to be $4.0 million for each of the fiscal years ending March 31, 2006 and 2007, $3.9 million for the fiscal year ending March 31, 2008, and $3.8 million for each of the fiscal years ending March 31, 2009 and 2010.

NOTE 7 - LONG-TERM DEBT

On April 14, 2005, we entered into a $100.0 million secured second amended and restated loan agreement (the "2005 Loan Agreement") with LaSalle Bank National Association, as administrative agent and the lenders party thereto (collectively, the "Lenders"), to replace the loan agreement in place at the time, which we refer to as the "2004 Loan Agreement," and refinance in full the $57.5 million outstanding loan balance at March 31, 2005. The 2005 Loan Agreement established a $100 million revolving line of credit and provides for the issuance of letters of credit and swingline loans. Of the $100 million revolving line of credit, $33.1 million remained available as of September 30, 2005. The total borrowing under the 2005 Loan Agreement may not exceed $100.0 million, but we can request that the Lenders increase their commitments by up to $25.0 million to a maximum aggregate amount of $125.0 million under specified circumstances, in which event the existing Lenders or new lenders may agree to provide us with additional availability.

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

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENT

We have entered into an interest rate swap contract which has a notional amount of $19.0 million at September 30, 2005. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding borrowings. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008.

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

All assets and liabilities of this business, both the portion of the business transferred under contract to Workscape, Inc. (approximately 90% of the assets) and the remaining approximately 10% that were transferred to another third party, along with related transaction costs, were recorded on our consolidated balance sheet as net assets of business held for sale. We recorded cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

In connection with the transfer, we are providing Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business through January 2006, or until certain transferred client contracts have expired or been terminated. These fees, offset by costs to deliver the service, were recorded first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

The historical results of operations for this business have been reclassified to earnings from discontinued operations on our consolidated statement of earnings.

The results of operations for this business for the three and six months ended September 30, 2004 and 2005 were as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------     ------------------------------
                                                             2004         2005                    2004        2005
                                                            ------       ------                  ------      ------
                                                                                 (IN THOUSANDS)
Revenues...........................................         $   --       $   --                  $   --      $   --
                                                            ======       ======                  ======      ======
Earnings (loss) from discontinued operations.......         $   38       $   (6)                 $   11      $    5
Gain on disposal of discontinued operations........            175           50                     463         372
                                                            ------       ------                  ------      ------
   Earnings from discontinued operations...........            213           44                     474         377
Income tax expense.................................             84           18                     187         149
                                                            ------       ------                  ------      ------
   Net earnings from discontinued operations.......         $  129       $   26                  $  287      $  228
                                                            ======       ======                  ======      ======

NOTE 11 - BUSINESS SEGMENT INFORMATION

We operate in three business segments. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. The Company's Chief Operating Decision Maker and Board of Directors review gross profit for the Company's business units. The Company's Chief Operating Decision Maker and Board of Directors only review profit and loss information after gross profit on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, network facilities, telecommunications, purchasing and information technology facilities. As a result, it is impractical and provides no value to allocate costs of all of these services to the business units or to allocate any of the underlying assets to the businesses. Additionally, the Company's Chief Operating Decision Maker and its principal officers participate in a cash bonus program which rewards performance based upon consolidated Company results.

As of September 30, 2005, the Company's operations are conducted principally through business segments comprised of: The Work Number services, tax management services, and maintenance and support. The Work Number services include our employment verification and services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress. Our Tax Management Services segment includes two lines of business. The first line of business in this segment is our unemployment and claims management and unemployment tax planning services. The second line of business in the tax management services segment is our tax credit and incentive services business. Our third segment, maintenance and support, relates to a business the Company is phasing out. There are no intersegment sales, and we do not allocate assets to the segments.

Summary by Business Segment:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                    --------------------    --------------------
                                                      2004        2005        2004        2005
                                                    --------    --------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   The Work Number services .....................   $ 14,188    $ 21,857    $ 28,605    $ 42,302
   Tax management services ......................     21,662      26,043      42,562      51,968
   Maintenance and support ......................        780         444       1,524         868
                                                    --------    --------    --------    --------
     Total revenues .............................   $ 36,630    $ 48,344    $ 72,691    $ 95,138
                                                    ========    ========    ========    ========
Gross profit:
   The Work Number services .....................   $ 10,257    $ 17,178    $ 20,482    $ 32,893
   Tax management services ......................     10,789      13,277      20,555      26,426
   Maintenance and support ......................        548         344       1,060         682
                                                    --------    --------    --------    --------
     Total gross profit .........................     21,594      30,799      42,097      60,001
Selling and marketing expenses ..................     (6,618)     (8,073)    (13,638)    (15,803)
General and administrative expenses .............     (7,779)    (10,052)    (15,949)    (20,140)
SEC settlement charge ...........................         --          --      (2,500)         --
                                                    --------    --------    --------    --------
     Operating income ...........................      7,197      12,674      10,010      24,058
Net interest expense ............................       (701)       (854)     (1,227)     (1,613)
Other expense ...................................         (1)         --          (1)         (5)
                                                    --------    --------    --------    --------
     Earnings from continuing operations before
        income taxes ............................   $  6,495    $ 11,820    $  8,782    $ 22,440
                                                    ========    ========    ========    ========

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

OVERVIEW

We are a leading provider of automated employment and income verification and tax management services and a leader in providing payroll-related and human resources business process outsourcing. We provide services that enable organizations, including nearly three-fourths of Fortune 500 companies, as well as government agencies, to outsource the performance of payroll and human resources business processes that would otherwise be performed by their own payroll or human resources department. Our services use web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other authorized users to obtain payroll and human resources information and allow employees and their managers to review and, when appropriate, modify information in payroll and human resources management information systems on a self-service basis. Further, we provide unemployment insurance claims processing, unemployment tax planning and management services, and employment-related tax credit and incentive services to a broad range of employers. Our focus is on eliminating paper and manual steps from routine payroll and human resources-related processes. We interact with various payroll systems and human resources services, but are virtually independent of the solutions our clients select.

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

We recognized second quarter fiscal 2006 revenues of $48.3 million, a 32.0% increase over the $36.6 million in revenue reported in the comparable period in fiscal 2005. The Work Number services revenue increased 54.1% as compared to the comparable period in fiscal 2005, while revenues in our tax management services business increased 20.2% compared to the prior-year period. Our gross profit grew to $30.8 million, or 63.7% of revenues, compared to $21.6 million, or 59.0% of revenues, in the comparable period in fiscal 2005. Earnings from continuing operations grew to $7.2 million, or 32 cents per diluted share, compared to $3.9 million, or 18 cents per diluted share, in the comparable period in fiscal 2005.

For the six months ended September 30, 2005, we recognized revenues of $95.1 million, a 30.9% increase over the $72.7 million in revenue reported in the comparable period in fiscal 2005. The Work Number services revenue increased 47.9% as compared to the comparable period in fiscal 2005, while revenues in our tax management services business increased 22.1% compared to the prior-year period. Our gross profit grew to $60.0 million, or 63.1% of revenues, compared to $42.1 million, or 57.9% of revenues, in the first half of fiscal year 2005. Earnings from continuing operations were $13.6 million, or 61 cents per diluted share in the six months ended September 30, 2005, compared to $4.1 million, or 20 cents per share, in the first half of fiscal year 2005. The first half of fiscal year 2005 included a $2.5 million charge, or $0.12 per diluted share, related to a settlement with the SEC. For more information about this settlement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" in our Annual Report on Form 10-K for the 2005 fiscal year.

SERVICES AND PRODUCTS

Our services and products fall within three business segments: The Work Number services, tax management services, and maintenance and support. The Work Number services include our employment and income verification services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress; tax management services include our employment tax consulting and claim processing operations, unemployment tax planning services, and employment-related tax credit and incentive services; and maintenance and support relates to a business we are phasing out. Selected financial data regarding our business segments for the three and six months ended September 30, 2004 and 2005 is set forth in Note 11 of Notes to Unaudited Consolidated Financial Statements.

We discontinued the operation of our human resources and benefits application services business in the first fiscal quarter of 2004, retaining certain contracts to administer other human resources services for a number of clients. We transferred these contracts, comprising approximately 10% of the former human resources and benefits application services business, to a third party during the quarter ended September 30, 2005. We will continue to provide some support services to Workscape, Inc. through January 2006. See Note 10 of Notes to Unaudited Consolidated Financial Statements for more information regarding this business.

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

The Work Number. Lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages that they will purchase. The Work Number is an outsourced service that enables employers to direct the third-party verifiers to our website or to a toll-free telephone number to confirm the employee's employment status and income for the past three years. We generate substantially all of The Work Number revenues from transaction-based fees charged to lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers for verification of employment and income information.

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

I-9 eXpress. Our I-9 eXpress service was introduced in the fourth quarter of fiscal year 2005 and is designed to help clients alleviate the difficulties involved with complying with the Immigration Reform and Control Act of 1986, which requires employers to complete an I-9 Employment Eligibility Verification form for all new employees and maintain these forms for a minimum of three years after the date of hire. Using this service, an employer can electronically generate and store I-9 forms and generate reports to monitor compliance. We expect this service to be fully implemented by the end of fiscal year 2006.

      TAX MANAGEMENT SERVICES

Our tax management services segment includes two lines of business. In the first line of business, we operate under the names UC eXpress, TALX Employer Services, Johnson and Associates, and Jon-Jay Associates (collectively referred to as "UC eXpress"). UC eXpress offers a broad suite of services designed to reduce the cost of processing unemployment claims by human resource departments and to better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress services utilize optical character recognition (OCR), document imaging, web access, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resource departments of the administrative burden of managing unemployment claims. Following an employee separation, UC eXpress services respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients' rights as an employer. If an unemployment hearing is required, UC eXpress services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, our UC eXpress services field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

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

The second line of business in the tax management services segment is our tax credit and incentive services business. Our services in this business line include assisting employers with integrating work opportunity ("WOTC") and welfare to work ("WtW") tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. Effective in the fiscal 2005 third quarter, through the acquisition of Net Profit, Inc. and TBT Enterprises Inc., and in the fiscal 2006 first quarter, through the acquisition of Glick and Glick Consultants, LLC, we have expanded our existing tax services offerings, including our capabilities to process WOTC/WtW tax credits, as well as our ability to assist clients in identifying and calculating certain other federal and state tax credits and incentives which were not previously a part of our service offerings, such as enterprise zone credits and job creation credits. Under current legislation, the WOTC and WtW credits are available to employers through December 31, 2005, after which date, without further Congressional action, these programs will lapse and no longer be available to our clients. Congress is currently considering the renewal of these programs. In the event that these programs would lapse, we believe we would continue for approximately six months thereafter to earn revenues from credits in effect as of December 31, 2005. See "Part I - Risk Factors - Changes in tax laws could adversely impact our business and results of operations" in our Annual Report on Form 10-K for the 2005 fiscal year.

      MAINTENANCE AND SUPPORT SERVICES RELATED TO OUR FORMER CUSTOMER PREMISES SYSTEMS BUSINESS

Prior to 2000, we offered our products and services generally through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 2000 we discontinued sales to new customers. Today, we provide system enhancements to existing customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of clients, we have agreed to extend these support services until March 2006.

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

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross profit, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated. We had originally recorded the $2.5 million SEC settlement charge in the first quarter of fiscal year 2005 as other income (expense), net. It has been reclassified to operating expenses in the accompanying table of results of operations. As a result of the reclassification, previously reported operating income for the fiscal year 2005 first half is now reported as $10.0 million, or 13.8% of revenues, as reflected in the table below.

                                                                                                           PERCENTAGE CHANGE
                                                         THREE MONTHS              SIX MONTHS        -------------------------------
                                                        ENDED SEPT. 30,           ENDED SEPT. 30,     THREE MONTHS     SIX MONTHS
                                                  -------------------------   --------------------   ENDED SEPT. 30, ENDED SEPT. 30,
                                                     2004           2005         2004       2005     2005 OVER 2004  2005 OVER 2004
                                                  -----------     ---------   ----------  ---------  --------------  --------------
                                                                        (IN THOUSANDS)
                                                                          (UNAUDITED)
REVENUES AND GROSS PROFIT:
Revenues:
            The Work Number services ............ $    14,188     $  21,857   $   28,605  $  42,302        54.1%         47.9%
            Tax management services .............      21,662        26,043       42,562     51,968        20.2          22.1
            Maintenance and support .............         780           444        1,524        868       (43.1)        (43.0)
                                                  -----------     ---------   ----------  ---------
                        Total revenues .......... $    36,630     $  48,344   $   72,691  $  95,138        32.0          30.9
                                                  ===========     =========   ==========  =========
Gross profit:
            The Work Number services ............ $    10,257     $  17,178   $   20,482  $  32,893        67.5%         60.6%
            Tax management services .............      10,789        13,277       20,555     26,426        23.1          28.6
            Maintenance and support .............         548           344        1,060        682       (37.2)        (35.7)
                                                  -----------     ---------   ----------  ---------
                        Total gross profit ...... $    21,594     $  30,799   $   42,097  $  60,001        42.6          42.5
                                                  ===========     =========   ==========  =========

GROSS MARGIN PERCENTAGE BY REVENUE CATEGORY:
The Work Number services ........................        72.3%         78.6%        71.6%      77.8%
Tax management services .........................        49.8          51.0         48.3       50.9
Maintenance and support .........................        70.3          77.5         69.6       78.6

PERCENTAGE OF TOTAL REVENUES:
Revenues:
            The Work Number services ............        38.7%         45.2%        39.3%      44.5%       54.1%         47.9%
            Tax management services .............        59.2          53.9         58.6       54.6        20.2          22.1
            Maintenance and support .............         2.1           0.9          2.1        0.9       (43.1)        (43.0)
                                                  -----------     ---------   ----------  ---------
                        Total revenues ..........       100.0         100.0        100.0      100.0        32.0          30.9
Cost of revenues ................................        41.0          36.3         42.1       36.9        16.7          14.8
                                                  -----------     ---------   ----------  ---------
Gross profit ....................................        59.0          63.7         57.9       63.1        42.6          42.5
                                                  -----------     ---------   ----------  ---------
Operating expenses:
            Selling and marketing ...............        18.1          16.7         18.8       16.6        22.0          15.9
            General and administrative ..........        21.3          20.8         21.9       21.2        29.2          26.3
            SEC settlement charge ...............           -             -          3.4          -           -             *
                                                  -----------     ---------   ----------  ---------
                        Total operating
                            expenses ............        39.4          37.5         44.1       37.8        25.9          12.0
                                                  -----------     ---------   ----------  ---------
Operating income ................................        19.6          26.2         13.8       25.3        76.1         140.3
Other income (expense), net .....................        (1.9)         (1.8)        (1.7)      (1.7)       21.7          31.8
                                                  -----------     ---------   ----------  ---------
            Earnings from continuing operations
                before income tax expense .......        17.7          24.4         12.1       23.6        82.0         155.5
Income tax expense ..............................         7.0           9.6          6.4        9.3        82.0          90.5
                                                  -----------     ---------   ----------  ---------
            Earnings from continuing
                operations ......................        10.7          14.8          5.7       14.3        82.0         228.9
Earnings from discontinued operations, net
   of tax .......................................         0.4             -          0.4        0.2       (79.4)        (20.5)
                                                  -----------     ---------   ----------  ---------
Net earnings ....................................        11.1%         14.8%         6.1%      14.5%       76.8%        212.7%
                                                  ===========     =========   ==========  =========

* - not meaningful

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. Total revenues increased 32.0% to $48.3 million in the second quarter of fiscal year 2006 from $36.6 million in the second quarter of fiscal year 2005. Total revenues increased 30.9% to $95.1 million in the first half of fiscal year 2006 from $72.7 million in the first half of fiscal year 2005.

THE WORK NUMBER SERVICES SEGMENT

Revenues from The Work Number services increased 54.1% to $21.9 million in the second quarter of fiscal year 2006 from $14.2 million in the second quarter of fiscal year 2005. Revenues from The Work Number services increased 47.9% to $42.3 million in the first half of fiscal year 2006 from $28.6 million in the first half of fiscal year 2005. The increases were due primarily to the results of our "REACH" program, the continued expansion of The Work Number database as we have added more employers and related employment records, and the addition of revenues related to our April 2005 acquisition of the employment verification business of Jon-Jay Associates, Inc., as described in Note 5 of Notes to Unaudited Consolidated Financial Statements. Under the "REACH" program, we are working with our existing verifier base to expand their usage of The Work Number to multiple locations and to further integrate our services into the verifiers' systems and processes. Additionally, under this program, we are working with our existing verifiers to identify additional opportunities to use The Work Number database. The "REACH" program also entails working with employers to ensure that they are directing all requests for verifications to The Work Number.

The mortgage industry, the consumer finance industry and pre-employment screeners are the primary revenue generators for The Work Number. Verifications in the consumer finance area have increased significantly over the last year as we have focused on extending our reach to additional consumer finance lenders, such as lenders for automobile, furniture and appliance loans. The table below indicates the percentage of The Work Number revenues contributed by types of verifiers during the last eight quarters.

                                     FISCAL 2004                     FISCAL 2005                      FISCAL 2006
                                 -------------------   ---------------------------------------    ------------------
      REVENUE SOURCE             3RD QTR   4TH QTR     1ST QTR    2ND QTR    3RD QTR   4TH QTR    1ST QTR    2ND QTR
      --------------             -------   -------     -------    -------    -------   -------    -------    -------
Pre-Employment ...........         22%        17%        18%        19%        18%        14%        19%        17%
Mortgage .................         34         29         35         34         35         27         34         34
Consumer Finance .........         16         17         16         21         21         24         23         28
Social Services ..........         10          8         13          8          8          8          9          9
Other ....................          5          4          5          5          5          2          2          2
Other Work
  Number Services ........         13         25         13         13         13         25         13         10

As of the end of the second fiscal quarter of 2006, we had 119.2 million employment records on The Work Number services database, a 19.1% increase from the second quarter of fiscal year 2005. Of the 9.8 million records added to The Work Number database in the 2006 second quarter, approximately 6 million employment records came from the April 2005 acquisition of Jon-Jay Associates. Total employment records under contract, including those in the contract backlog to be added to the database, represented 126.5 million records as of September 30, 2005.

TAX MANAGEMENT SERVICES SEGMENT

Revenues from tax management services increased 20.2% to $26.0 million in the second quarter of fiscal year 2006 from $21.7 million in the second quarter of fiscal year 2005. Revenues from tax management services increased 22.1% to $52.0 million in the first half of fiscal year 2006 from $42.6 million in the first half of fiscal year 2005. The increases were due primarily to the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements.

MAINTENANCE AND SUPPORT SEGMENT

Revenues from maintenance and support continued to decrease, as we have been diminishing this business over the past several years. As expected, revenues from maintenance and support decreased to $444,000 in the second quarter of fiscal year 2006 from $780,000 in the second quarter of fiscal year 2005. Revenues from maintenance and support decreased to $868,000 in the first half of fiscal year 2006 from $1.5 million in the first half of fiscal year 2005. The decreases were primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of our clients, we have agreed to extend these support services until March 2006. We anticipate revenues from maintenance and support will continue to decrease over time from current levels.

GROSS PROFIT. Total gross profit increased 42.6% to $30.8 million in the second quarter of fiscal year 2006 from $21.6 million in the second quarter of fiscal year 2005. Gross margin increased to 63.7% in the second quarter of fiscal year 2006 from 59.0% in the second quarter of fiscal year 2005. Total gross profit increased 42.5% to $60.0 million in the first half of fiscal year 2006 from $42.1 million in the first half of fiscal year 2005. Gross margin increased to 63.1% in the first half of fiscal year 2006 from 57.9% in the first half of fiscal year 2005.

THE WORK NUMBER SEGMENT

Gross profit in our Work Number segment increased 67.5% to $17.2 million in the second quarter of fiscal year 2006 from $10.3 million in the second quarter of fiscal year 2005. Gross margin increased to 78.6% in the second quarter of fiscal year 2006 from 72.3% in the second quarter of fiscal year 2005. Gross profit in our Work Number segment increased 60.6% to $32.9 million in the first half of fiscal year 2006 from $20.5 million in the first half of fiscal year 2005. Gross margin increased to 77.8% in the first half of fiscal year 2006 from 71.6% in the first half of fiscal year 2005. The increases in gross profit and gross margin were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure.

TAX MANAGEMENT SERVICES SEGMENT

Gross profit in our tax management services segment increased 23.1% to $13.3 million in the second quarter of fiscal year 2006 from $10.8 million in the second quarter of fiscal year 2005. Gross margin increased to 51.0% in the second quarter of fiscal year 2006 compared to 49.8% in the second quarter of fiscal year 2005. Gross profit in our tax management services segment increased 28.6% to $26.4 million in the first half of fiscal year 2006 from $20.6 million in the first half of fiscal year 2005. Gross margin increased to 50.9% in the first half of fiscal year 2006 compared to 48.3% in the first half of fiscal year 2005. The increases in gross profit and gross margin were due primarily to the inclusion of the higher-margin tax credit and incentive services business in fiscal 2006 and improvements within the cost structure of our unemployment tax business as we continue to achieve savings from operational integrations of our various acquisitions. The tax management services business has been an important contributor to our overall profitability as well as to the growth in The Work Number Services due to success in cross-selling The Work Number Services into the tax management services client base.

MAINTENANCE AND SUPPORT SEGMENT

Maintenance and support gross profit decreased to $344,000 in the second quarter of fiscal year 2006 from $548,000 in the second quarter of fiscal year 2005. Maintenance and support gross profit decreased to $682,000 in the first half of fiscal year 2006 from $1.1 million in the first half of fiscal year 2005. The declines in gross profit were due to the declining revenue in this segment.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 22.0% to $8.1 million in the second quarter of fiscal year 2006 from $6.6 million in the second quarter of fiscal year 2005. As a percentage of revenues, such expenses decreased to 16.7% in the second quarter of fiscal year 2006 from 18.1% in the second quarter of fiscal year 2005. Selling and marketing expenses increased 15.9% to $15.8 million in the first half of fiscal year 2006 from $13.6 million in the first half of fiscal year 2005. As a percentage of revenues, such expenses decreased to 16.6% in the first half of fiscal year 2006 from 18.8% in the first half of fiscal year 2005. The increase in expenses was primarily due to increased commissions and sales incentives, which resulted from our higher revenues, as well as increased personnel as we have developed a new sales and service team to market directly to verifiers. Selling and marketing expenses as a percentage of revenues improved as a result of the higher revenue levels, improved leveraging of our selling and marketing infrastructure and our continued focus on expense control.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 29.2% to $10.1 million in the second quarter of fiscal year 2006 from $7.8 million in the second quarter of fiscal year 2005. As a percentage of revenues, such expenses decreased to 20.8% in the second quarter of fiscal year 2006 compared to 21.2% in the second quarter of fiscal year 2005. General and administrative expenses increased 26.3% to $20.1 million in the first half of fiscal year 2006 from $15.9 million in the first half of fiscal year 2005. As a percentage of revenues, such expenses decreased to 21.2% in the first half of fiscal year 2006 compared to 21.9% in the first half of fiscal year 2005. The increased expenses resulted primarily from additional general and administrative expenses, including amortization of intangibles, from our recent acquisitions and from the expansion of our infrastructure to accommodate our growing business and the financial consolidation of the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements. The decrease in such expenses as a percentage of revenues was due primarily to higher revenue levels and improved leveraging of personnel and infrastructure costs.

SEC SETTLEMENT CHARGE. In the first half of fiscal year 2005, we recorded a $2.5 million charge related to the SEC settlement, as discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements.

OTHER INCOME (EXPENSE), NET. Other income (expense), net totaled $854,000 of other expense in the second quarter of fiscal year 2006 compared to $702,000 in the second quarter of fiscal year 2005. Other income (expense), net totaled $1.6 million of other expense in the first half of fiscal year 2006 compared to $1.2 million in the first half of fiscal year 2005. Interest expense increased in fiscal 2006 due to higher outstanding borrowings under our 2005 Loan Agreement to fund acquisitions.

INCOME TAX EXPENSE. Our effective income tax rate was 39.5% in the second quarter and the first half of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operating activities. In addition to cash provided by operating activities, we have access to a $100 million revolving credit facility (the 2005 Loan Agreement), subject to certain terms and conditions, as described in Note 7 of Notes to Unaudited Consolidated Financial Statements and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2005.

We generated cash from operating activities of $15.4 million in the first half of fiscal year 2006, an increase of $3.6 million from the first half of fiscal year 2005. The increase in cash provided by operating activities was primarily due to improved operating results.

Net cash used in investing activities increased to $33.9 million in the first half of fiscal year 2006 compared to $11.6 million in the first half of fiscal year 2005, primarily resulting from our acquisitions during the first quarter of fiscal year 2006, as discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements. Acquisitions in fiscal 2005 were primarily funded by the restricted cash balance. Capital expenditures and capitalized software development costs totaled $5.1 million in the first half of fiscal year 2006, compared to $4.7 million in the first half of fiscal year 2005. Capital expenditures were principally for computer equipment and software. At September 30, 2005, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 12 months as we integrate the operations of our new acquisitions and to expand our data center.

In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. As of September 30, 2005, we estimate that these payments could range up to approximately $19 million and would be payable over the next two years.

Net cash provided by financing activities was $10.0 million in the first half of fiscal year 2006 compared to net cash used in financing activities of $5.0 million in the first half of fiscal year 2005. The increase in cash provided by financing activities in the first half of fiscal year 2006 was primarily due to increased borrowings as a result of the acquisitions, as discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements.

Our working capital was $24.1 million at September 30, 2005 compared to $24.8 million at March 31, 2005. Our cash and cash equivalents totaled $2.8 million at September 30, 2005, compared to $11.4 million at March 31, 2005. The decrease in cash was primarily due to the repayment of $18.0 million of debt under our credit facility during the first half of fiscal year 2006.

Our accounts receivable increased to $23.7 million at September 30, 2005 from $19.7 million at March 31, 2005 due primarily to higher revenues during the second quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005, as well as the inclusion of accounts receivable related to our recent acquisitions.

Based on cash and cash equivalents on hand, together with anticipated cash flows from operating activities, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

Our business strategy contemplates that we will consider acquisitions from time to time. We cannot assure you that we will make any such additional acquisitions or that any such acquisitions would be successful. We expect that such acquisitions may require that we access additional credit. Our 2005 Loan Agreement will provide funding for certain possible future acquisitions subject to certain conditions. Except in these circumstances, we cannot assure you that additional credit would be available on acceptable terms; however, we are in discussions with our Lenders as to the availability and sufficiency of the 2005 Loan Agreement for other possible future acquisitions. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates.

During the quarter ended September 30, 2005, we continued our quarterly dividend program, declaring a $0.05 per share cash dividend, totaling $1.1 million, on September 8, 2005. The dividend was paid on October 14, 2005 to shareholders of record on September 19, 2005.

On May 10, 2005, our Board of Directors authorized us to repurchase up to two million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 37,800 shares of our common stock. All shares repurchased have been reissued in connection with restricted stock grants.

On May 10, 2005, subject to shareholder approval of the 2005 TALX Corporation Omnibus Incentive Plan, our Board of Directors approved the 2006-2008 Long-Term Incentive Plan for Selected Key Executives (the "2006 LTIP") and approved the participation of Messrs. Canfield and Graves in the 2006 LTIP. The 2005 TALX Corporation Omnibus Incentive Plan was approved by our shareholders on September 8, 2005. Estimated future payouts under the 2006 LTIP, in the event that we meet or exceed the award criteria and other conditions under the 2006 LTIP, will range from $690,000 to $1.1 million and will be payable in fiscal year 2009. See "PART II - Item 5 - Other Information" for further discussion of the 2006 LTIP.

We have entered into an interest rate swap contract which has a notional amount of $19.0 million at September 30, 2005. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding borrowings. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the 2005 Loan Agreement. As of September 30, 2005, we had $66.9 million principal outstanding on our credit facility, of which $19.0 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $479,000 change to our annual interest expense, based on net variable rate borrowings of $47.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Assistant Secretary, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of September 30, 2005, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They have also determined in their evaluation that there was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management's assessment of the effectiveness of internal controls over financial reporting as of September 30, 2005 excludes all acquisitions completed after March 31, 2005. As of September 30, 2005, such acquisitions contributed revenues of approximately $6 million to our consolidated financial statements and comprised total consideration of approximately $29 million. Management expects to include the fiscal 2006 acquisitions in its assessment of internal controls over financial reporting as of March 31, 2007.

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

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our Company or any affiliated purchasers during the quarter ended September 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       TOTAL NUMBER OF         MAXIMUM NUMBER
                                                                                      SHARES PURCHASED       OF SHARES THAT MAY
                                                  TOTAL NUMBER                        AS PART OF PUBLICLY     YET BE PURCHASED
                                                   OF SHARES        AVERAGE PRICE      ANNOUNCED PLANS        UNDER THE PLANS OR
                    PERIOD                       PURCHASED (1)     PAID PER SHARE      OR PROGRAMS (1)            PROGRAMS
                    ------                       -------------     --------------    --------------------   --------------------
July 1, 2005 to July 31, 2005..................          -                   -                   -               2,000,000
August 1, 2005 to August 31, 2005..............     37,800           $   34.00              37,800               1,962,200
September 1, 2005 to September 30, 2005........          -                   -                   -               1,962,200
                                                    ------           ---------            --------
     Total.....................................     37,800           $   34.00              37,800               1,962,200
                                                    ======           =========            ========

(1) On May 10, 2005, our Board of Directors authorized us to repurchase up to two million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 37,800 shares of our common stock. All shares repurchased have been reissued in connection with restricted stock grants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of TALX Corporation was held at 2:00 p.m. local time, on Thursday, September 8, 2005, in St. Louis, Missouri. Of the total 21,109,660 shares of common stock issued, outstanding and eligible to be voted at the meeting, 20,262,543 shares, representing the same number of votes, were represented in person or by proxy at the meeting. Five matters were submitted to a vote of the shareholders at the meeting.

ELECTION OF DIRECTORS. The shareholders elected William W. Canfield and Richard
F. Ford, as nominees of the Board of Directors, to hold office for terms expiring in 2008. The voting results are set forth below:

      NOMINEE                    FOR               WITHHELD           BROKER NON-VOTE
      -------                    ---               --------           ---------------
William W. Canfield            19,331,696           930,847                  0
Richard F. Ford                18,944,599          1,317,944                 0

INCREASE IN THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM 30,000,000 TO 75,000,000. The shareholders approved an amendment to Article Three of the TALX Corporation Restated Articles of Incorporation to increase the authorized common stock from 30,000,000 to 75,000,000 shares. The voting results are set forth below:

  FOR                 AGAINST           ABSTAIN       BROKER NON-VOTE
  ---                 -------           -------       ---------------
17,659,171           2,596,825          6,547               0

APPROVAL OF THE TALX CORPORATION 2005 OMNIBUS INCENTIVE PLAN. The shareholders approved the TALX Corporation 2005 Omnibus Incentive Plan. The voting results are set forth below.

   FOR                AGAINST           ABSTAIN       BROKER NON-VOTE
   ---                -------           -------       ---------------
11,860,980           5,404,670          13,343           2,983,550

RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS. The shareholders ratified KPMG LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending March 31, 2006. The voting results are set forth below:

   FOR               AGAINST          ABSTAIN
   ---               -------          -------
19,985,758           269,873           6,912

In addition to the directors elected at the meeting, Tony G. Holcombe, Craig E. LaBarge, Eugene M. Toombs and M. Stephen Yoakum are directors whose terms continued after the meeting.

ITEM 5. OTHER INFORMATION

(a)

2006-2008 Long-Term Incentive Plan

Mr. Canfield and Mr. Graves participate in our 2006-2008 Long Term Incentive Plan for Selected Key Executives, which we refer to as the "2006 LTIP." The 2006 LTIP is designed to attract and motivate key employees toward long-term profit improvement and to permit them to earn additional compensation in the event that the profitability and asset productivity goals are achieved over the three-year term of the plan. The goals will be adjusted for acquisitions and divestitures on an ongoing basis. The 2006 LTIP is governed by the TALX Corporation 2005 Omnibus Plan (the "Omnibus Plan"). Under the terms of the plan, our Compensation Committee determines the identities of the officers of TALX and our affiliates who are eligible to participate and generally has conclusive discretion with respect to other matters under the 2006 LTIP. Each participant must remain our employee for the entire term of the 2006 LTIP award, and no partial awards will be granted in the event of a participant's termination prior to the completion of the final plan year, subject to the next sentence, unless the Compensation Committee authorizes a partial award. Awards will vest and become payable in part if termination occurs as a result of a participant's death, disability or retirement before the completion of the term. Cash awards are determined as a percentage of a participant's base salary for the final year of the plan. The 2006 LTIP commenced on April 1, 2005, subject to shareholder approval of the Omnibus Plan, which approval was obtained on September 8, 2005. Currently, Mr. Canfield and Mr. Graves are the only employees designated by the Compensation Committee to participate in the 2006 LTIP, as follows:

 TALX Corporation 2006-2008 Long-Term Incentive Plan for Selected Key Executives

                                                                               Estimated Future
                                                          Performance Or         Payouts Under
                                           Number of       Other Period            Non-Stock
                                          Performance    Until Maturation      Price-Based Plans
                 Name                      Units (1)        Or Payout            Target/Maximum
--------------------------------------    -----------    ----------------    ---------------------
William W. Canfield...................        N/A           2006-2008        $450,000/$787,500 (1)
L. Keith Graves.......................        N/A           2006-2008        $240,000/$360,000 (1)

---------------
(1)In the event that we meet or exceed the award criteria, and the other conditions under the 2006 LTIP are satisfied, we will pay Mr. Canfield an amount in cash ranging from 100%-175% of his 2006 base salary pursuant to his award under the 2006 LTIP and Mr. Graves an amount in cash ranging from 100%-150% of his 2006 base salary pursuant to his award under the 2006 LTIP.

A copy of the 2006 LTIP is filed as exhibit 10.41 to this quarterly report on Form 10-Q, and the above description is qualified in its entirety by the terms of the 2006 LTIP.

Promotion of Stacey A. Simpson to President, The Work Number

On October 25, 2005, the Compensation Committee of our Board of Directors approved the promotion of Stacey A. Simpson to President, The Work Number, a division of the Company. Ms. Simpson earns an annual base salary of $170,000, effective May 1, 2005. Ms. Simpson is expected to be one of our five most highly compensated executive officers for our 2006 fiscal year. Ms. Simpson's promotion will be documented in an employment agreement, the form of which we filed as
Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005. We described the material terms of this agreement under the caption "New Employment Agreements" in that Current Report and incorporate that description in this report by reference.

Ms. Simpson participates in our annual incentive plan. Under the plan, employees receive cash compensation in an amount equal to a specified percentage of their annual base salary if we approach, meet or exceed our annual earnings per share ("EPS") goal, which is annually determined by our board of directors, typically in the first fiscal quarter. Effective April 1, 2005, Ms. Simpson will be entitled to receive an annual incentive bonus ranging from 5 to 13% of her base salary, based on an EPS goal, assuming certain criteria are met. Ms. Simpson's incentive award includes additional components consisting of divisional sales-based criteria, and revenue targets for The Work Number transactions, with specified adjustments related to acquisitions, which entitle Ms. Simpson to an additional bonus ranging from 24 to 57% of her base salary, assuming certain criteria or special project goals are met. See Item 5(a) of Part II of our Quarterly Report on Form 10-Q for the period ended December 31, 2004 for additional information regarding our annual incentive plan, which is incorporated herein by this reference.

ITEM 6. EXHIBITS

      See Exhibit Index.

                        TALX CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TALX CORPORATION

Date: October 27, 2005                   By:       /s/  WILLIAM W. CANFIELD
                                             ------------------------------
                                                     William W. Canfield
                                                   Chairman, President and
                                                   Chief Executive Officer
                                                 (Principal Executive Officer)

Date: October 27, 2005                   By:      /s/  L. KEITH GRAVES
                                             -------------------------
                                                     L. Keith Graves
                                                     Vice President,
                                               Chief Financial Officer and
                                                   Assistant Secretary
                                           (Principal Financial and Accounting
                                                      Officer)

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

 10.38 TALX Corporation 2005 Omnibus Incentive Plan, incorporated by reference to Attachment B to our definitive proxy statement on
            Schedule 14A filed on July 22, 2005 +

 10.39 Form of Restricted Stock Agreement (Employee), incorporated by reference to Exhibit 10.39 to our Current Report on Form 8-K filed September 23, 2005 +

 10.40 Form of Restricted Stock Agreement (Outside Director), incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K filed September 23, 2005 +

 10.41      TALX Corporation 2006 -- 2008 Long-Term Incentive Plan +

 10.42      Form of Long-Term Incentive Plan Award (included as an annex to
            Exhibit 10.41) +

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

--------------
+     Represents management contract or compensatory plan or arrangement.