Form 10-Q
period 2005-12-31
TALX CORP
filed 2006-01-30
CIK 917524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2005 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [x] No

As of January 26, 2006 there were 32,069,862 shares of the Registrant's Common Stock outstanding.

Exhibit Index is on page 30.

                        TALX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Consolidated Balance Sheets as of March 31, 2005 and
             December 31, 2005.............................................    3

             Consolidated Statements of Earnings for the Three and Nine
             Months Ended December 31, 2004 and 2005.......................    4

             Consolidated Statements of Cash Flows for the
             Nine Months Ended December 31, 2004 and 2005..................    5

             Notes to Unaudited Consolidated Financial Statements..........    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ......   26

Item 4.   Controls and Procedures..........................................   26

                        PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......   27

Item 5.   Other Information................................................   27

Item 6.   Exhibits.........................................................   28

Signatures.................................................................   29

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                     2005         2005
                                                                                  ---------   ------------
                                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 11,399     $  1,967
   Short term investments                                                             7,615        5,850
   Accounts receivable, less allowance for doubtful accounts of $3,173 at
      March 31, 2005 and $4,097 at December 31, 2005                                 19,718       36,895
   Work in progress, less progress billings                                           3,713        2,433
   Prepaid expenses and other current assets                                          5,282        7,424
   Deferred tax assets, net                                                           1,683        1,980
                                                                                   --------     --------
      Total current assets                                                           49,410       56,549
Property and equipment, net of accumulated depreciation of $18,572 at
   March 31, 2005 and $23,322 at December 31, 2005                                   11,414       14,414
Capitalized software development costs, net of amortization of $4,605 at
   March 31, 2005 and $5,874 at December 31, 2005                                     3,374        3,837
Goodwill                                                                            136,143      185,901
Other intangibles, net                                                               45,448       78,887
Other assets                                                                          1,130        1,604
                                                                                   --------     --------
                                                                                   $246,919     $341,192
                                                                                   ========     ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  2,054     $  2,662
   Accrued expenses and other liabilities                                            16,502       16,317
   Dividends payable                                                                    835        1,068
   Deferred revenue                                                                   5,203       11,280
                                                                                   --------     --------
      Total current liabilities                                                      24,594       31,327
Deferred tax liabilities, net                                                        10,083       12,728
Long term debt                                                                       57,500      116,802
Other liabilities                                                                     2,878        3,048
                                                                                   --------     --------
      Total liabilities                                                              95,055      163,905
                                                                                   --------     --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000 shares and no
      shares issued or outstanding at March 31, 2005 or December 31, 2005                --           --
   Common stock, $.01 par value; authorized 30,000,000 shares at March 31, 2005 and 75,000,000 shares at December 31, 2005, issued 20,922,011 shares at
      March 31, 2005 and 21,358,100 shares at December 31, 2005                         209          214
   Additional paid-in capital                                                       164,937      172,877
   Deferred compensation                                                               (223)      (1,639)
   Retained earnings (accumulated deficit)                                          (12,726)       5,749
   Accumulated other comprehensive income:
      Unrealized gain on interest rate swap contract, net of tax expense of $39
         at March 31, 2005 and $56 at December 31, 2005                                  59           86
   Treasury stock, at cost, 42,275 shares at March 31, 2005                            (392)          --
                                                                                   --------     --------
         Total shareholders' equity                                                 151,864      177,287
                                                                                   --------     --------
                                                                                   $246,919     $341,192
                                                                                   ========     ========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except share information)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                          -------------------------------   ------------------------------
                                                                 2004          2005               2004          2005
                                                             -----------   -----------        -----------   -----------
Revenues:
   The Work Number services                                  $    15,558   $    21,904        $    44,163   $    64,206
   Tax management services                                        23,605        29,978             66,167        81,946
   Maintenance and support                                           677           450              2,201         1,318
                                                             -----------   -----------        -----------   -----------
      Total revenues                                              39,840        52,332            112,531       147,470
                                                             -----------   -----------        -----------   -----------
Cost of revenues:
   The Work Number services                                        4,186         4,878             12,309        14,287
   Tax management services                                        11,260        14,204             33,267        39,746
   Maintenance and support                                           253           101                717           287
                                                             -----------   -----------        -----------   -----------
      Total cost of revenues                                      15,699        19,183             46,293        54,320
                                                             -----------   -----------        -----------   -----------
      Gross profit                                                24,141        33,149             66,238        93,150
                                                             -----------   -----------        -----------   -----------
Operating expenses:
   Selling and marketing                                           6,965         8,587             20,603        24,390
   General and administrative                                      8,460        11,108             24,409        31,248
   SEC settlement charge                                              --            --              2,500            --
                                                             -----------   -----------        -----------   -----------
      Total operating expenses                                    15,425        19,695             47,512        55,638
                                                             -----------   -----------        -----------   -----------
      Operating income                                             8,716        13,454             18,726        37,512
                                                             -----------   -----------        -----------   -----------
Other income (expense), net:
   Interest income                                                    66           167                122           478
   Interest expense                                                 (827)       (1,356)            (2,110)       (3,280)
   Other, net                                                          1            --                 --            (5)
                                                             -----------   -----------        -----------   -----------
      Total other income (expense), net                             (760)       (1,189)            (1,988)       (2,807)
                                                             -----------   -----------        -----------   -----------
      Earnings from continuing operations before
         income tax expense                                        7,956        12,265             16,738        34,705
Income tax expense                                                 3,143         4,843              7,797        13,707
                                                             -----------   -----------        -----------   -----------
      Earnings from continuing operations                          4,813         7,422              8,941        20,998
Discontinued operations, net of income taxes:
   Earnings (loss) from discontinued operations, net                   8            (3)                15            --
   Gain on disposal of discontinued operations, net                  145           225                425           450
                                                             -----------   -----------        -----------   -----------
      Earnings from discontinued operations                          153           222                440           450
                                                             -----------   -----------        -----------   -----------
Net earnings                                                 $     4,966   $     7,644        $     9,381   $    21,448
                                                             ===========   ===========        ===========   ===========

Basic earnings per share:
   Continuing operations                                     $      0.16   $      0.23        $      0.29   $      0.66
   Discontinued operations                                            --          0.01               0.01          0.02
                                                             -----------   -----------        -----------   -----------
      Net earnings                                           $      0.16   $      0.24        $      0.30   $      0.68
                                                             ===========   ===========        ===========   ===========

Diluted earnings per share:
   Continuing operations                                     $      0.15   $      0.22        $      0.28   $      0.62
   Discontinued operations                                            --            --               0.01          0.02
                                                             -----------   -----------        -----------   -----------
      Net earnings                                           $      0.15   $      0.22        $      0.29   $      0.64
                                                             ===========   ===========        ===========   ===========

Weighted average number of shares outstanding - basic         30,992,405    31,928,437         30,882,218    31,706,367
                                                             ===========   ===========        ===========   ===========
Weighted average number of shares outstanding - diluted       32,719,350    34,083,492         32,384,523    33,715,465
                                                             ===========   ===========        ===========   ===========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                               2004       2005
                                                                            ---------  ---------
Cash flows from operating activities:
   Net earnings                                                             $  9,381   $ 21,448
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depreciation and amortization                                            7,874      9,369
      Deferred compensation                                                       14        155
      Deferred taxes                                                             751      2,276
      Gain on swap agreement                                                      --        (59)
      Change in assets and liabilities, excluding those acquired:
         Accounts receivable, net                                             (2,746)   (12,750)
         Work in progress, less progress billings                               (100)     1,749
         Prepaid expenses and other current assets                             6,316     (1,810)
         Other assets                                                            122       (598)
         Accounts payable                                                      1,493        287
         Accrued expenses and other liabilities                                 (485)     2,810
         Deferred revenue                                                        (70)     1,770
         Other liabilities                                                      (251)       148
                                                                            --------   --------
            Net cash provided by operating activities                         22,299     24,795
                                                                            --------   --------
Cash flows from investing activities:
   Additions to property and equipment                                        (4,709)    (6,810)
   Change in restricted cash                                                  38,645         --
   Acquisitions, net of cash received                                        (59,285)   (86,955)
   Purchases of short-term investments                                        (6,140)    (5,120)
   Proceeds from sale of short-term investments                                   --      6,885
   Capitalized software development costs                                     (1,538)    (1,732)
                                                                            --------   --------
            Net cash used in investing activities                            (33,027)   (93,732)
                                                                            --------   --------
Cash flows from financing activities:
   Issuance of common stock                                                    2,132      4,231
   Repurchase of common stock                                                     --     (1,287)
   Borrowings under long-term debt facility                                   18,000    138,802
   Repayments under long-term debt facility                                   (7,550)   (79,500)
   Dividends paid                                                             (2,191)    (2,741)
                                                                            --------   --------
            Net cash provided by financing activities                         10,391     59,505
                                                                            --------   --------
            Net decrease in cash and cash equivalents                           (337)    (9,432)
Cash and cash equivalents at beginning of period                               8,568     11,399
                                                                            --------   --------
Cash and cash equivalents at end of period                                  $  8,231   $  1,967
                                                                            ========   ========

See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our consolidated balance sheet at March 31, 2005 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2005. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation. Operating results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2005. In the first quarter of fiscal year 2005, we had originally recorded an SEC settlement charge as other income (expense), net. It has been reclassified to operating expenses in the consolidated statement of earnings.

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

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. Earnings per share and weighted average number of common shares outstanding for the three and nine months ended December 31, 2004 have been retroactively adjusted for the 3-for-2 stock split.

On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding throughout this Quarterly Report on Form 10-Q have been retroactively adjusted for the 3-for-2 stock split. The effect of this 3-for-2 stock split on shareholders' equity will be reflected after the dividend payment date of January 17, 2006.

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 DECEMBER 31,                DECEMBER 31,
                                                          -------------------------   -------------------------
                                                              2004          2005          2004          2005
                                                          -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BASIC EARNINGS PER SHARE:
Net earnings:
   Continuing operations ..............................   $     4,813   $     7,422   $     8,941   $    20,998
   Discontinued operations ............................           153           222           440           450
                                                          -----------   -----------   -----------   -----------
      Net earnings ....................................   $     4,966         7,644   $     9,381   $    21,448
                                                          ===========   ===========   ===========   ===========

Weighted average number of common shares outstanding ..    31,383,015    31,928,437    31,383,015    31,738,308
Less: weighted average number of treasury shares ......      (390,610)           --      (500,797)      (31,941)
                                                          -----------   -----------   -----------   -----------
   Weighted average number of common and common
      equivalent shares outstanding ...................    30,992,405    31,928,437    30,882,218    31,706,367
                                                          ===========   ===========   ===========   ===========
Basic earnings per common share:
   Continuing operations ..............................   $      0.16   $      0.23   $      0.29   $      0.66
   Discontinued operations ............................            --          0.01          0.01          0.02
                                                          -----------   -----------   -----------   -----------
      Net earnings ....................................   $      0.16   $      0.24   $      0.30   $      0.68
                                                          ===========   ===========   ===========   ===========

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 DECEMBER 31,                DECEMBER 31,
                                                          -------------------------   -------------------------
                                                              2004          2005          2004          2005
                                                          -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
DILUTED EARNINGS PER SHARE:
Net earnings:
   Continuing operations ..............................   $     4,813   $     7,422   $     8,941   $    20,998
   Discontinued operations ............................           153           222           440           450
                                                          -----------   -----------   -----------   -----------
      Net earnings ....................................   $     4,966   $     7,644   $     9,381   $    21,448
                                                          ===========   ===========   ===========   ===========
Weighted average number of common shares outstanding ..    31,383,015    31,928,437    31,383,015    31,738,308
Dilutive effect of restricted shares ..................        16,142        40,323         5,400        37,917
Weighted average number of shares issuable under
   employee stock plans ...............................        16,357         9,936        16,357         9,936
Dilutive effect of the exercise of stock options ......     1,610,484     2,104,796     1,398,747     1,961,245
Dilutive effect of the exercise of warrants ...........        83,962            --        81,801            --
Less: weighted average number of treasury shares ......      (390,610)           --      (500,797)      (31,941)
                                                          -----------   -----------   -----------   -----------
   Weighted average number of common and common
      equivalent shares outstanding ...................    32,719,350    34,083,492    32,384,523    33,715,465
                                                          ===========   ===========   ===========   ===========
Diluted earnings  per common share:
   Continuing operations ..............................   $      0.15   $      0.22   $      0.28   $      0.62
   Discontinued operations ............................            --            --          0.01          0.02
                                                          -----------   -----------   -----------   -----------
      Net earnings ....................................   $      0.15   $      0.22   $      0.29   $      0.64
                                                          ===========   ===========   ===========   ===========

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

                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              DECEMBER 31         DECEMBER 31,
                                                          ------------------   -----------------
                                                             2004     2005       2004      2005
                                                            ------   ------     ------   -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, as reported..............................     $4,966   $7,644     $9,381   $21,448
Stock-based employee compensation cost, net of taxes...        415      456      1,135     1,248
                                                            ------   ------     ------   -------
   Net earnings, pro forma.............................     $4,551   $7,188     $8,246   $20,200
                                                            ======   ======     ======   =======

Basic earnings per share:
   As reported.........................................     $ 0.16   $ 0.24     $ 0.30   $  0.68
   Pro forma...........................................       0.15     0.23       0.27      0.64

Diluted earnings per share:
   As reported.........................................     $ 0.15   $ 0.22     $ 0.29   $  0.64
   Pro forma...........................................       0.14     0.21       0.25      0.60

No options were granted in the second or third quarters of fiscal 2006 or the second quarter of fiscal 2005. The fair values of options granted in the first quarter of fiscal 2006 and the first and third quarters of 2005 were estimated on the dates of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 50%, 65%, and 63%, respectively; risk-free interest rate of 3.90%, 3.75% and 3.85%, respectively; expected life of 6.0, 7.0 and 7.0 years, respectively; and an expected dividend yield of 0.63%, 0.90%, and 0.88%, respectively.

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

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended December 31, 2004 and 2005 was $5.1 million and $7.7 million, respectively, and for the nine months ended December 31, 2004 and 2005 was $9.3 million and $21.5 million, respectively. The difference between comprehensive income and net income resulted from unrealized holding gains (losses) on our interest rate swap contract.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes totaled $4.9 million and $8.5 million for the nine months ended December 31, 2004 and 2005, respectively. Cash paid for interest totaled $1.9 million and $3.3 million for the nine months ended December 31, 2004 and 2005, respectively.

We declared a cash dividend of $0.033 per share on a post-split basis ($0.05 pre-split), totaling $1.1 million, on October 25, 2005. The dividend was paid January 13, 2006 to shareholders of record on December 16, 2005.

NOTE 5 - ACQUISITIONS

On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises". On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. The acquisitions were structured as stock purchases for cash. The purchase prices for the acquisitions were determined based on arms'-length negotiations and totaled approximately $19 million. The acquisitions were financed through $18.0 million in borrowings under our 2004 Loan Agreement and the remainder in cash. These acquisitions allow us to offer clients expanded tax management services in connection with processing of the federal work opportunity ("WOTC") and welfare to work ("WTW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits which were not previously a part of our service offerings. As a result of these transactions, TBT Enterprises and Net Profit, Inc. were consolidated with TALX effective October 15, 2004 and October 25, 2004, respectively. . Under current legislation, the WOTC and WtW credits are available to employers through December 31, 2005, after which date, without further Congressional action, these programs will lapse and no longer be available to our clients. Congress is currently considering the renewal of these programs. In the event that these programs would lapse, we believe we would continue for approximately six months thereafter to earn revenues from credits in effect as of December 31, 2005.

Pursuant to an acquisition agreement dated April 20, 2005, we acquired Jon-Jay Associates, Inc., which specialized in providing unemployment cost management services as well as an employment verification service, for approximately $24 million, including transaction costs, subject to certain post-closing adjustments.

Pursuant to an asset purchase agreement dated April 26, 2005, we acquired substantially all of the assets and assumed certain of the liabilities of Glick & Glick Consultants, LLC, which specialized in employment-related tax credit and incentive services, for approximately $5 million, including transaction costs, subject to certain post-closing adjustments.

Pursuant to an asset purchase agreement dated November 1, 2005, we acquired the unemployment tax management businesses of Employers Unity, Inc. for approximately $30 million, including transaction costs, subject to certain post-closing adjustments.

Pursuant to an asset purchase agreement dated December 15, 2005, we acquired the tax credit and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc., for approximately $24 million, including transaction costs, subject to certain post-closing adjustments.

The purchase prices for these fiscal year 2005 and 2006 acquisitions were determined based on arms'-length negotiations, and were paid in cash financed through our 2005 Loan Agreement as discussed below in Note 7. The purchase agreements provide for indemnification of the Company by the sellers for certain breaches of representations and warranties and certain pre-closing liabilities and obligations of the business, subject to certain limitations. Escrow accounts, maintained pursuant to the terms of respective escrow agreements, are also available to satisfy the indemnification obligations under the purchase agreements, subject to certain limitations set forth in the acquisition agreements. Of the purchase prices, $10.7 million was paid into the escrow accounts.

In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. As of December 31, 2005, approximately $5.4 million in contingent payments have been made. We estimate that additional payments could range up to approximately $14 million and be payable over the next two years.

The financial results of TBT Enterprises, Net Profit, Inc., Jon-Jay Associates, Inc., Glick & Glick Consultants, LLC, Employers Unity, Inc., and Management Insights, Inc. have been consolidated as of the dates of the respective acquisitions. The table below reflects unaudited pro forma combined results of TALX and the acquired businesses as if the acquisitions had occurred on April 1, 2004:

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   DECEMBER 31,          DECEMBER 31,
                                ------------------   -------------------
                                   2004      2005      2004       2005
                                 -------   -------   --------   --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ....................    $49,660   $55,895   $142,762   $164,520
Net earnings ................      5,020     8,147      8,409     22,587
Basic earnings per share ....       0.16      0.26       0.27       0.71
Diluted earnings per share ..       0.15      0.24       0.26       0.67

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2005.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with our acquisitions, we acquired certain identifiable intangible assets and goodwill. We recorded these assets in accordance with the SFAS No. 141, "Business Combinations." The allocations of purchase price between goodwill and other intangible assets relative to our fiscal year 2006 acquisitions are subject to change upon review by our independent appraiser in conjunction with impairment testing to be performed as of December 31, 2005.

As a result of recent acquisitions, in the third quarter of fiscal year 2006, we determined that we operate in four business segments. The following table summarizes goodwill activity by segment for the nine months ended December 31, 2005.

                                                                         (IN THOUSANDS)
                                                 --------------------------------------------------------------
                                                 THE WORK   UNEMPLOYMENT   TAX CREDITS   MAINTENANCE
                                                  NUMBER         TAX           AND           AND
                                                 SERVICES    MANAGEMENT     INCENTIVES     SUPPORT       TOTAL
                                                 --------   ------------   -----------   -----------   --------
March 31, 2005................................    $29,342     $ 94,619       $12,182         $--       $136,143
   Additional acquisition costs and
      adjustments.............................         --          (50)        5,470          --          5,420
   Acquisition of Jon-Jay Associates, Inc.....      9,947        5,622            --          --         15,569
   Acquisition of Glick & Glick
      Consultants, LLC........................         --           --         2,411          --          2,411
   Acquisition of Employers Unity, Inc........     2, 451       13,164            --          --         15,615
   Acquisition of Management Insights, Inc....         --           --        10,743          --         10,743
                                                  -------     --------       -------         ---       --------
December 31, 2005.............................    $41,740     $113,355       $30,806         $--       $185,901
                                                  =======     ========       =======         ===       ========

Tax-deductible goodwill totaled $147.4 million as of December 31, 2005.

The following table summarizes other intangible asset activity for the nine months ended December 31, 2005:

                                                           (IN THOUSANDS)
                                        ----------------------------------------------------
                                           CUSTOMER     CUSTOMER     NON-    TRADE
                                        RELATIONSHIPS    RECORDS   COMPETE    NAME    TOTAL
                                        -------------   --------   -------   -----   -------
GROSS CARRYING VALUES:
   March 31, 2005 ...................      $47,638       $2,184     $1,512   $  --   $51,334
      Acquisition of Jon-Jay
         Associates, Inc. ...........        7,438           --         --     260     7,698
      Acquisition of Glick & Glick
         Consultants, LLC ...........        2,550           --         --      --     2,550
      Acquisition of Employers
         Unity, Inc. ................       15,615           --         --      --    15,615
      Acquisition of Management
         Insights, Inc. .............       10,743           --         --      --    10,743
                                           -------       ------     ------   -----   -------
   December 31, 2005 ................      $83,984       $2,184     $1,512   $ 260   $87,940
                                           =======       ======     ======   =====   =======

   ACCUMULATED AMORTIZATION:
   March 31, 2005 ...................      $ 5,111       $  438     $  337   $  --   $ 5,886
      Amortization ..................        2,812          110        187      58     3,167
                                           -------       ------     ------   -----   -------

   December 31, 2005 ................      $ 7,923       $  548     $  524   $  58   $ 9,053
                                           =======       ======     ======   =====   =======
   Weighted average lives
      (in years) ....................        16.54        15.00       6.54    3.00     16.29
                                           =======       ======     ======   =====   =======

Amortization of other intangible assets is projected to be $4.6 million for the fiscal year ending March 31, 2006, $5.6 million for the fiscal year ending March 31, 2007, $5.5 million for the fiscal year ending March 31, 2008, $5.4 million for the fiscal year ending March 31, 2009, and $5.3 million for the fiscal year ending March 31, 2010.

NOTE 7 - LONG-TERM DEBT

On April 14, 2005, we entered into a $100.0 million secured second amended and restated loan agreement (the "2005 Loan Agreement") with LaSalle Bank National Association, as administrative agent and the lenders party thereto (collectively, the "Lenders"), to replace the loan agreement in place at the time, which we refer to as the "2004 Loan Agreement," and refinance in full the $57.5 million outstanding loan balance at March 31, 2005. The 2005 Loan Agreement established a $100.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans. On November 1, 2005, we amended the 2005 Loan Agreement to expand the availability under our revolving line of credit to $150.0 million, of which $33.2 million remained available as of December 31, 2005.

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

We paid the Lenders an amendment fee equal to $50,000 on the effective date of the 2005 Loan Agreement and an amendment fee equal to $75,000 on November 1, 2005 in connection with the second amendment. We will also pay a facility fee, payable on a quarterly basis in the amount equal to 0.25% of the unused portion of the revolving credit facility. If we utilize any letters of credit, we will need to pay a fronting fee equal to 0.125% of the face amount of each letter of credit, as well as a letter of credit fee equal to the aggregate undrawn amount of the letter of credit multiplied by the LIBOR margin in effect on the date the letter of credit is issued.

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

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENT

Effective April 14, 2005, in connection with the refinancing of our credit facility, we terminated the hedge of our 2004 Loan Agreement and established a hedge of our 2005 Loan Agreement through an interest rate swap. This strategy effectively converts a portion of our outstanding borrowings into a fixed rate instrument over the term of the interest rate swap contract. The interest rate swap contract had a notional amount of $15.3 million at December 31, 2005. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding borrowings. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008.

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

We are currently under examination by the Internal Revenue Service for the tax year ended March 31, 2004. We do not expect the results of this examination to have a material adverse effect on our financial condition or results of operations.

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

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds were anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc. As of December 31, 2005, we had received payment in full on the note, $135,000 of interest payments in connection with the note, and $679,000 in additional consideration.

All assets and liabilities of this business, both the portion of the business transferred under contract to Workscape, Inc. (approximately 90% of the assets) and the remaining approximately 10% of assets that were transferred to another third party, along with related transaction costs, were recorded on our consolidated balance sheet as net assets of business held for sale. We recorded cash received under the asset purchase agreement first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business.

In connection with the transfer, we provided Workscape, Inc., for agreed-upon fees, with various transition services related to the operation of the benefits enrollment business through December 2005. These fees, offset by costs to deliver the service, were recorded first to reduce the recorded value of net assets of business held for sale and then to reflect gain on the sale of the business. As of December 31, 2005, we are no longer providing transition services related to this business.

The historical results of operations for this business have been reclassified to earnings from discontinued operations on our consolidated statement of earnings.

The results of operations for this business for the three and nine months ended December 31, 2004 and 2005 were as follows:

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        DECEMBER 31,         DECEMBER 31,
                                                     ------------------   -----------------
                                                        2004   2005          2004   2005
                                                        ----   ----          ----   ----
                                                                 (IN THOUSANDS)
Revenues .........................................      $ --   $ --          $ --   $ --
                                                        ====   ====          ====   ====
Earnings (loss) from discontinued operations .....      $ 13   $ (4)         $ 24   $  1
Gain on disposal of discontinued operations ......       240    371           703    743
                                                        ----   ----          ----   ----
   Earnings from discontinued operations .........       253    367           727    744
Income tax expense ...............................       100    145           287    294
                                                        ----   ----          ----   ----
   Net earnings from discontinued operations .....      $153   $222          $440   $450
                                                        ====   ====          ====   ====

NOTE 11 - BUSINESS SEGMENT INFORMATION

As a result of recent acquisitions, in the third quarter of fiscal year 2006, we determined that we operate in four business segments. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. The Company's Chief Operating Decision Maker and Board of Directors review gross profit for the Company's business units. The Company's Chief Operating Decision Maker and Board of Directors only review profit and loss information after gross profit on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, network facilities, telecommunications, purchasing and information technology facilities. As a result, it is impractical and provides no value to allocate costs of all of these services to the business units or to allocate any of the underlying assets to the businesses. Additionally, the Company's Chief Operating Decision Maker and its principal officers participate in a cash bonus program which rewards performance based upon consolidated Company results.

As of December 31, 2005, the Company's operations are conducted principally through business segments comprised of: The Work Number services, unemployment tax management, tax credits and incentives, and maintenance and support. The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that requires employers to complete an I-9 form for each new hire. Our unemployment tax management segment includes our unemployment and claims management and unemployment tax planning services. Tax credits and incentives includes the identification, calculation, and processing of certain federal, state and local tax credits for our clients. Our fourth segment, maintenance and support, relates to a business the Company is phasing out. There are no intersegment sales, and we do not allocate assets to the segments.

Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were previously presented together as one segment.

Summary by Business Segment:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                     ------------------   -------------------
                                                       2004      2005       2004       2005
                                                     -------   --------   --------   --------
                                                                  (IN THOUSANDS)
Revenues:
   The Work Number services ......................   $15,558   $ 21,904   $ 44,163   $ 64,206
   Unemployment tax management ...................    20,901     26,193     63,183     72,590
   Tax credits and incentives ....................     2,704      3,785      2,984      9,356
   Maintenance and support .......................       677        450      2,201      1,318
                                                     -------   --------   --------   --------
      Total revenues .............................   $39,840   $ 52,332   $112,531   $147,470
                                                     =======   ========   ========   ========
Gross profit:
   The Work Number services ......................   $11,372   $ 17,026   $ 31,854   $ 49,919
   Unemployment tax management ...................    10,211     13,121     30,654     35,909
   Tax credits and incentives ....................     2,134      2,652      2,246      6,290
   Maintenance and support .......................       424        350      1,484      1,032
                                                     -------   --------   --------   --------
      Total gross profit .........................    24,141     33,149     66,238     93,150
Selling and marketing expenses ...................    (6,965)    (8,587)   (20,603)   (24,390)
General and administrative expenses ..............    (8,460)   (11,108)   (24,409)   (31,248)
SEC settlement charge ............................        --         --     (2,500)        --
                                                     -------   --------   --------   --------
      Operating income ...........................     8,716     13,454     18,726     37,512
Net interest expense .............................      (761)    (1,189)    (1,988)    (2,802)
Other expense ....................................         1         --         --         (5)
                                                     -------   --------   --------   --------
      Earnings from continuing operations
         before income taxes .....................   $ 7,956   $ 12,265   $ 16,738   $ 34,705
                                                     =======   ========   ========   ========

NOTE 12 - SUBSEQUENT EVENTS

On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding throughout this Quarterly Report on Form 10-Q have been retroactively adjusted for the 3-for-2 stock split. The effect of this 3-for-2 stock split on shareholders' equity will be reflected after the dividend payment date of January 17, 2006.

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

     (8) risks related to changes in work opportunity ("WOTC") and welfare to work ("WtW") tax credits;

     (9) the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities;

     (10) risks related to the applicability of any new privacy legislation or interpretation of existing laws;

     (11) the risk of interruption of our computer network and telephone operations, including potential slow-down or loss of business as potential clients review our operations; and

     (12) risks relating to the applicability of the SUTA Dumping Prevention Act of 2004 to our tax planning services.

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

OVERVIEW

We are a leading provider of automated employment and income verification and tax management services and a leader in providing payroll-related and human resources business process outsourcing. We provide services that enable organizations, including more than three-fourths of Fortune 500 companies, as well as government agencies, to outsource the performance of payroll and human resources business processes that would otherwise be performed by their own payroll or human resources department. We interact with various payroll systems and human resources services, but are virtually independent of the solutions our clients select. Our services use web access, interactive voice response, fax, document imaging and other technologies to enable mortgage lenders, pre-employment screeners, credit issuers, social service agencies and other authorized users to obtain payroll and human resources information and allow employees and their managers to review and, when appropriate, modify information in payroll and human resources management information systems on a self-service basis. Further, we provide unemployment insurance claims processing, unemployment tax planning and management services, and employment-related tax credit and incentive services to a broad range of employers.

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

Pursuant to an acquisition agreement dated April 20, 2005, we acquired Jon-Jay Associates, Inc., which specialized in providing unemployment cost management services as well as an employment verification service. Pursuant to an asset purchase agreement dated April 26, 2005, we acquired substantially all of the assets and assumed certain of the liabilities of Glick & Glick Consultants, LLC, which specialized in employment-related tax credit and incentive services.

Pursuant to an asset purchase agreement dated November 1, 2005, we acquired the unemployment tax management businesses of Employers Unity, Inc. Pursuant to an asset purchase agreement dated December 15, 2005, we acquired the tax credit and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc.

As a result of recent acquisitions, in the third quarter of fiscal year 2006, we determined that we operate in four business segments. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were previously presented together as one segment.

On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding throughout this Quarterly Report on Form 10-Q have been retroactively adjusted for the 3-for-2 stock split. The effect of this 3-for-2 stock split on shareholders' equity will be reflected after the dividend payment date of January 17, 2006.

We recognized third quarter fiscal 2006 revenues of $52.3 million, a 31.4% increase over the $39.8 million in revenue reported in the comparable period in fiscal 2005. The Work Number services revenue increased 40.8% as compared to the comparable period in fiscal 2005. Revenues in our unemployment tax management segment increased 25.3% compared to the prior-year period, while revenues in our tax credits and incentives segment increased 40.0% compared to the comparable period in fiscal 2005. Our gross profit grew to $33.1 million, or 63.3% of revenues, compared to $24.1 million, or 60.6% of revenues, in the comparable period in fiscal 2005. Earnings from continuing operations grew to $7.4 million, or 22 cents per diluted share, compared to $4.8 million, or 15 cents per diluted share, in the comparable period in fiscal 2005.

For the nine months ended December 31, 2005, we recognized revenues of $147.5 million, a 31.0% increase over the $112.5 million in revenue reported in the comparable period in fiscal 2005. The Work Number services revenue increased 45.4% as compared to the comparable period in fiscal 2005. Revenues in our unemployment tax management business increased 14.9% compared to the prior-year period, while revenues in our tax credits and incentives segment increased 213.5% compared to the comparable period in fiscal 2005. Our gross profit grew to $93.2 million, or 63.2% of revenues, compared to $66.2 million, or 58.9% of revenues, in the first nine months of fiscal year 2005. Earnings from continuing operations were $21.0 million, or 62 cents per diluted share in the nine months ended December 31, 2005, compared to $8.9 million, or 28 cents per diluted share, in the first nine months of fiscal year 2005. The first nine months of fiscal year 2005 included a $2.5 million charge, or 8 cents per diluted share, related to a settlement with the SEC. For more information about this settlement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" in our Annual Report on Form 10-K for the 2005 fiscal year.

SERVICES AND PRODUCTS

Our services and products fall within four business segments: The Work Number services, unemployment tax management, tax credits and incentives, and maintenance and support. The Work Number services include our employment and income verification services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress; unemployment tax management includes our employment tax consulting and claim processing operations and unemployment tax planning services; tax credits and incentives include federal, state and local tax credit and incentive services; and maintenance and support relates to a business we are phasing out. Selected financial data regarding our business segments for the three and nine months ended December 31, 2004 and 2005 is set forth in Note 11 of Notes to Unaudited Consolidated Financial Statements.

We discontinued the operation of our human resources and benefits application services business in the first fiscal quarter of 2004, retaining certain contracts to administer other human resources services for a number of clients. We transferred these contracts, comprising approximately 10% of the former human resources and benefits application services business, to a third party during the quarter ended September 30, 2005. We continued to provide some support services to Workscape, Inc. through December 2005. As of December 31, 2005, we are no longer providing transition services related to this business. See Note 10 of Notes to Unaudited Consolidated Financial Statements for more information regarding this business.

     THE WORK NUMBER SERVICES

The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that requires employers to complete an I-9 form for each new hire. The Work Number employment and income verification service is designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces. Additionally, all services in The Work Number suite of services provide secure web access for managers to obtain management reports, approve certain transactions and exercise important control functions.

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

FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the web and are used by large employers and the temporary staffing industry. For large employers, FasTime collects hours worked and exception time codes providing a user-friendly online approval and reporting for managers. FasTime is tailored to a company's business rules and processes and is designed to provide a comprehensive, paperless system for time, expenses and availability and the reporting and management tools for distributed offices.

HireXpress. HireXpress is a paperless new hire service that manages key components of the enterprise-scale hiring process, including electronic new hire packets as well as the ability to monitor the completion process and provide approvals. Employers define their new hire packets, and HireXpress notifies new employees and prompts them to complete their forms online using electronic signatures. Using the Web, HireXpress can automate the new hire packet by creating electronic employee files. Information gathered from completed forms can be uploaded to the client's HR/Payroll system to provide a more complete electronic record.

I-9 eXpress. Our I-9 eXpress service is designed to help clients alleviate the difficulties involved with complying with the Immigration Reform and Control Act of 1986, which requires employers to complete an I-9 Employment Eligibility Verification form for all new employees and maintain these forms for a minimum of three years after the date of hire. Using this service, an employer can electronically generate and store I-9 forms and generate reports to monitor compliance. We expect this service to be fully implemented by the end of the first quarter of fiscal year 2007.

     UNEMPLOYMENT TAX MANAGEMENT

Our unemployment tax management segment operates under the names UC eXpress, TALX Employer Services, Johnson and Associates, Jon-Jay Associates, and Employers Unity (collectively referred to as "UC eXpress"). UC eXpress offers a broad suite of services designed to reduce the cost of processing unemployment claims by human resource departments and to better manage the tax rate that employers are assessed for unemployment taxes. UC eXpress services utilize optical character recognition (OCR), document imaging, web access, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resource departments of the administrative burden of managing unemployment claims. Following an employee separation, UC eXpress services respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients' rights as an employer. If an unemployment hearing is required, UC eXpress services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, our UC eXpress services field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

UC eXpress also offers comprehensive employer tax services that encompass five service areas, including unemployment tax services, employment tax research and recovery, unemployment tax planning, tax registrations, and employment tax consulting (withholding and unemployment). Clients who choose UC eXpress for tax services collaborate with a UC eXpress tax analyst to monitor the clients' unemployment tax accounts, verify tax rates and contribution reports and identify voluntary contribution opportunities.

     TAX CREDITS AND INCENTIVES

Our services in the tax credits and incentives segment include assisting employers with federal, state and local tax credits. Examples of federal tax credit services include integrating work opportunity ("WOTC") and welfare to work ("WtW") tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. Through various acquisitions since the fiscal 2005 third quarter, we have expanded our existing tax credit services, including our capabilities to process WOTC/WtW tax credits, as well as our ability to assist clients in identifying and calculating certain other federal and state tax credits and incentives which were not previously a part of our service offerings, such as enterprise zone credits and job creation credits.

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

     MAINTENANCE AND SUPPORT SERVICES RELATED TO OUR FORMER CUSTOMER PREMISES SYSTEMS BUSINESS

Prior to 2000, we offered our products and services generally through licensed software specifically developed for each customer, and installed these systems at the customer's site. In 2000 we discontinued sales to new customers. Today, we provide system enhancements to existing customers and customer support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of clients, we have agreed to extend these support services until December 31, 2006.

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

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross profit, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated. We had originally recorded the $2.5 million SEC settlement charge in the first quarter of fiscal year 2005 as other income (expense), net. It has been reclassified to operating expenses in the accompanying table of results of operations. As a result of the reclassification, previously reported operating income for the first nine months of fiscal year 2005 is now reported as $18.7 million, or 16.7% of revenues, as reflected in the table below.

                                                                                                        PERCENTAGE CHANGE
                                                         THREE MONTHS         NINE MONTHS       -------------------------------
                                                        ENDED DEC. 31,       ENDED DEC. 31,      THREE MONTHS      NINE MONTHS
                                                      -----------------   -------------------   ENDED DEC. 31,   ENDED DEC. 31,
                                                        2004      2005      2004       2005     2005 OVER 2004   2005 OVER 2004
                                                      -------   -------   --------   --------   --------------   --------------
                                                                   (IN THOUSANDS)
                                                                    (UNAUDITED)
REVENUES AND GROSS PROFIT BY SEGMENT:
Revenues:
   The Work Number services........................   $15,558   $21,904   $ 44,163   $ 64,206        40.8%            45.4%
   Unemployment tax management.....................    20,901    26,193     63,183     72,590        25.3             14.9
   Tax credits and incentives......................     2,704     3,785      2,984      9,356        40.0            213.5
   Maintenance and support.........................       677       450      2,201      1,318       (33.5)           (40.1)
                                                      -------   -------   --------   --------
      Total revenues...............................   $39,840   $52,332   $112,531   $147,470        31.4             31.0
                                                      =======   =======   ========   ========
Gross profit:
   The Work Number services........................   $11,372   $17,026   $ 31,854   $ 49,919        49.7%            56.7%
   Unemployment tax management.....................    10,211    13,121     30,654     35,909        28.5             17.1
   Tax credits and incentives......................     2,134     2,652      2,246      6,290        24.3            180.1
   Maintenance and support.........................       424       350      1,484      1,032       (17.5)           (30.5)
                                                      -------   -------   --------   --------
      Total gross profit...........................   $24,141   $33,149   $ 66,238   $ 93,150        37.3             40.6
                                                      =======   =======   ========   ========
GROSS MARGIN PERCENTAGE BY SEGMENT:
The Work Number services...........................      73.1%     77.7%      72.1%      77.7%
Unemployment tax management........................      48.9      50.1       48.5       49.5
Tax credits and incentives.........................      78.9      70.1       75.3       67.2
Maintenance and support............................      62.6      77.8       67.4       78.3

PERCENTAGE OF TOTAL REVENUES:
Revenues:
   The Work Number services........................      39.1%     41.9%      39.2%      43.5%       40.8%            45.4%
   Unemployment tax management.....................      52.4      50.0       56.1       49.2        25.3             14.9
   Tax credits and incentives......................       6.8       7.2        2.7        6.4        40.0            213.5
   Maintenance and support.........................       1.7       0.9        2.0        0.9       (33.5)           (40.1)
                                                      -------   -------   --------   --------
      Total revenues...............................     100.0     100.0      100.0      100.0        31.4             31.0
Cost of revenues...................................      39.4      36.7       41.1       36.8        22.2             17.3
                                                      -------   -------   --------   --------
Gross profit.......................................      60.6      63.3       58.9       63.2        37.3             40.6
                                                      -------   -------   --------   --------
Operating expenses:
   Selling and marketing...........................      17.5      16.4       18.3       16.5        23.3             18.4
   General and administrative......................      21.2      21.2       21.7       21.3        31.3             28.0
   SEC settlement charge...........................        --        --        2.2         --          --                 *
                                                      -------   -------   --------   --------
      Total operating expenses.....................      38.7      37.6       42.2       37.8        27.7             17.1
                                                      -------   -------   --------   --------
Operating income...................................      21.9      25.7       16.7       25.4        54.4            100.3
Other income (expense), net........................      (1.9)     (2.3)      (1.8)      (1.9)       56.4             41.2
                                                      -------   -------   --------   --------
   Earnings from continuing operations before
      income tax expense ..........................      20.0      23.4       14.9       23.5        54.2            107.3
Income tax expense.................................       7.9       9.2        7.0        9.3        54.1             75.8
                                                      -------   -------   --------   --------
   Earnings from continuing operations.............      12.1      14.2        7.9       14.2        54.2            134.9
Earnings from discontinued operations, net of tax..       0.4       0.4        0.4        0.3        45.1              2.3
                                                      -------   -------   --------   --------
Net earnings.......................................      12.5%     14.6%       8.3%      14.5%       53.9%           128.6%
                                                      =======   =======   ========   ========

*    - not meaningful

THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 2004

REVENUES. Total revenues increased 31.4% to $52.3 million in the third quarter of fiscal year 2006 from $39.8 million in the third quarter of fiscal year 2005. Total revenues increased 31.0% to $147.5 million in the first nine months of fiscal year 2006 from $112.5 million in the first nine months of fiscal year 2005.

THE WORK NUMBER SERVICES SEGMENT

Revenues from The Work Number services increased 40.8% to $21.9 million in the third quarter of fiscal year 2006 from $15.6 million in the third quarter of fiscal year 2005. Revenues from The Work Number services increased 45.4% to $64.2 million in the first nine months of fiscal year 2006 from $44.2 million in the first nine months of fiscal year 2005. The increases were due primarily to the results of our "REACH" program, the continued expansion of The Work Number database as we have added more employers and related employment records, and the addition of revenues related to our April 2005 acquisition of the employment verification business of Jon-Jay Associates, Inc., as described in Note 5 of Notes to Unaudited Consolidated Financial Statements. Under the "REACH" program, we are working with our existing verifier base to expand their usage of The Work Number to multiple locations and to further integrate our services into the verifiers' systems and processes. Additionally, under this program, we are working with our existing verifiers to identify additional opportunities to use The Work Number database. The "REACH" program also entails working with employers to ensure that they are directing all requests for verifications to The Work Number.

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

                                  FISCAL                FISCAL 2005                        FISCAL 2006
                                   2004    -------------------------------------   ---------------------------
        REVENUE SOURCE           4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR
------------------------------   -------   -------   -------   -------   -------   -------   -------   -------
Pre-Employment ...............     17%       18%       19%       18%       14%       19%       17%       18%
Mortgage .....................     29        35        34        35        27        34        34        33
Consumer Finance .............     17        16        21        21        24        23        28        27
Social Services ..............      8        13         8         8         8         9         9         9
Other ........................      4         5         5         5         2         2         2         2
Other Work Number Services ...     25        13        13        13        25        13        10        11

As of the end of the third fiscal quarter of 2006, we had 125.7 million employment records on The Work Number services database, a 21% increase from the third quarter of fiscal year 2005. Total employment records under contract, including those in the contract backlog to be added to the database, represented
133.4 million records as of December 31, 2005.

We generally receive regular feeds of payroll data from each client. Each employee included in our clients' payroll data represents an employment record on The Work Number database. This payroll data is uploaded to The Work Number database, updating each employee's record. If the employee is no longer employed by a client, the existing record remains intact. Thus, The Work Number database includes "active" records, for all our clients' current employees, as well as "inactive" records for all former employees of our clients.

UNEMPLOYMENT TAX MANAGEMENT SEGMENT

Revenues from unemployment tax management increased 25.3% to $26.2 million in the third quarter of fiscal year 2006 from $20.9 million in the third quarter of fiscal year 2005. Revenues from unemployment tax management increased 14.9% to $72.6 million in the first nine months of fiscal year 2006 from $63.2 million in the first nine months of fiscal year 2005. The increases were due primarily to the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements.

TAX CREDITS AND INCENTIVES SEGMENT

Revenues from tax credits and incentives increased 40.0% to $3.8 million in the third quarter of fiscal year 2006 from $2.7 million in the third quarter of fiscal year 2005. Revenues from tax credits and incentives increased 213.5% to $9.4 million in the first nine months of fiscal year 2006 from $3.0 million in the first nine months of fiscal year 2005. The increases were due primarily to the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements.

MAINTENANCE AND SUPPORT SEGMENT

Revenues from maintenance and support continued to decrease, as we have been diminishing this business over the past several years. As expected, revenues from maintenance and support decreased to $450,000 in the third quarter of fiscal year 2006 from $677,000 in the third quarter of fiscal year 2005. Revenues from maintenance and support decreased to $1.3 million in the first nine months of fiscal year 2006 from $2.2 million in the first nine months of fiscal year 2005. The decreases were primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of our clients, we have agreed to extend these support services until December 31, 2006. We anticipate revenues from maintenance and support will continue to decrease over time from current levels.

GROSS PROFIT. Total gross profit increased 37.3% to $33.1 million in the third quarter of fiscal year 2006 from $24.1 million in the third quarter of fiscal year 2005. Gross margin increased to 63.3% in the third quarter of fiscal year 2006 from 60.6% in the third quarter of fiscal year 2005. Total gross profit increased 40.6% to $93.2 million in the first nine months of fiscal year 2006 from $66.2 million in the first nine months of fiscal year 2005. Gross margin increased to 63.2% in the first nine months of fiscal year 2006 from 58.9% in the first nine months of fiscal year 2005.

THE WORK NUMBER SEGMENT

Gross profit in our Work Number segment increased 49.7% to $17.0 million in the third quarter of fiscal year 2006 from $11.4 million in the third quarter of fiscal year 2005. Gross margin increased to 77.7% in the third quarter of fiscal year 2006 from 73.1% in the third quarter of fiscal year 2005. Gross profit in our Work Number segment increased 56.7% to $49.9 million in the first nine months of fiscal year 2006 from $31.9 million in the first nine months of fiscal year 2005. Gross margin increased to 77.7% in the first nine months of fiscal year 2006 from 72.1% in the first nine months of fiscal year 2005. The increases in gross profit and gross margin were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure.

UNEMPLOYMENT TAX MANAGEMENT SEGMENT

Gross profit in our unemployment tax management segment increased 28.5% to $13.1 million in the third quarter of fiscal year 2006 from $10.2 million in the third quarter of fiscal year 2005. Gross margin increased to 50.1% in the third quarter of fiscal year 2006 compared to 48.9% in the third quarter of fiscal year 2005. Gross profit in our unemployment tax management segment increased 17.1% to $35.9 million in the first nine months of fiscal year 2006 from $30.7 million in the first nine months of fiscal year 2005. Gross margin increased to 49.5% in the first nine months of fiscal year 2006 compared to 48.5% in the first nine months of fiscal year 2005. The increases in gross profit and gross margin were due primarily to improvements within the cost structure of our unemployment tax management business as we continue to achieve savings from operational integrations of our various acquisitions. The unemployment tax management business has been an important contributor to our overall profitability as well as to the growth in The Work Number Services due to success in cross-selling The Work Number Services into the unemployment tax management client base.

TAX CREDITS AND INCENTIVES SEGMENT

Gross profit in our tax credits and incentives segment increased 24.3% to $2.7 million in the third quarter of fiscal year 2006 from $2.1 million in the third quarter of fiscal year 2005. Gross margin decreased to 70.1% in the third quarter of fiscal year 2006 compared to 78.9% in the third quarter of fiscal year 2005. Gross profit in our tax credits and incentives segment increased 180.1% to $6.3 million in the first nine months of fiscal year 2006 from $2.2 million in the first nine months of fiscal year 2005. Gross margin decreased to 67.2% in the first nine months of fiscal year 2006 compared to 75.3% in the first nine months of fiscal year 2005. The increases in gross profit were due primarily to the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements. The declines in gross margin were due primarily to higher revenue levels in the third quarter of fiscal year 2005 following the lifting of the hiatus on the WOTC and WtW credits upon Congressional approval in October 2004.

MAINTENANCE AND SUPPORT SEGMENT

Maintenance and support gross profit decreased to $350,000 in the third quarter of fiscal year 2006 from $424,000 in the third quarter of fiscal year 2005. Maintenance and support gross profit decreased to $1.0 million in the first nine months of fiscal year 2006 from $1.5 million in the first nine months of fiscal year 2005. The declines in gross profit were due to the declining revenue in this segment.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 23.3% to $8.6 million in the third quarter of fiscal year 2006 from $7.0 million in the third quarter of fiscal year 2005. As a percentage of revenues, such expenses decreased to 16.4% in the third quarter of fiscal year 2006 from 17.5% in the third quarter of fiscal year 2005. Selling and marketing expenses increased 18.4% to $24.4 million in the first nine months of fiscal year 2006 from $20.6 million in the first nine months of fiscal year 2005. As a percentage of revenues, such expenses decreased to 16.5% in the first nine months of fiscal year 2006 from 18.3% in the first nine months of fiscal year 2005. The increase in expenses was primarily due to increased commissions and sales incentives, which resulted from our higher revenues, as well as increased personnel as we have expanded our sales and service team to market directly to verifiers. Selling and marketing expenses as a percentage of revenues improved as a result of the higher revenue levels, improved leveraging of our selling and marketing infrastructure and our continued focus on expense control.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31.3% to $11.1 million in the third quarter of fiscal year 2006 from $8.5 million in the third quarter of fiscal year 2005. As a percentage of revenues, such expenses remained steady at 21.2% in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. General and administrative expenses increased 28.0% to $31.2 million in the first nine months of fiscal year 2006 from $24.4 million in the first nine months of fiscal year 2005. As a percentage of revenues, such expenses decreased to 21.3% in the first nine months of fiscal year 2006 compared to 21.7% in the first nine months of fiscal year 2005. The increased expenses resulted primarily from additional general and administrative expenses, including amortization of intangibles, from our recent acquisitions and from the expansion of our infrastructure to accommodate our growing business and the financial consolidation of the acquisitions described in Note 5 of Notes to Unaudited Consolidated Financial Statements. The decrease in such expenses as a percentage of revenues was due primarily to higher revenue levels and improved leveraging of personnel and infrastructure costs.

SEC SETTLEMENT CHARGE. In the first nine months of fiscal year 2005, we recorded a $2.5 million charge related to the SEC settlement, as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" in our Annual Report on Form 10-K for the 2005 fiscal year.

OTHER INCOME (EXPENSE), NET. Other income (expense), net totaled $1.2 million of other expense in the third quarter of fiscal year 2006 compared to $760,000 in the third quarter of fiscal year 2005. Other income (expense), net totaled $2.8 million of other expense in the first nine months of fiscal year 2006 compared to $2.0 million in the first nine months of fiscal year 2005. Interest expense increased in fiscal 2006 due to higher outstanding borrowings under our 2005 Loan Agreement to fund acquisitions.

INCOME TAX EXPENSE. Our effective income tax rate was 39.5% in the third quarter and the first nine months of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our operations through cash flows from operating activities. In addition to cash provided by operating activities, we have access to a $150.0 million revolving credit facility (the 2005 Loan Agreement), subject to certain terms and conditions, as described in Note 7 of Notes to Unaudited Consolidated Financial Statements.

We generated cash from operating activities of $24.8 million in the first nine months of fiscal year 2006, an increase of $2.5 million from the first nine months of fiscal year 2005. The increase in cash provided by operating activities was primarily due to improved operating results, partially offset by changes in working capital resulting from our acquisitions in fiscal year 2006.

Net cash used in investing activities increased to $93.7 million in the first nine months of fiscal year 2006 compared to $33.0 million in the first nine months of fiscal year 2005, primarily resulting from our acquisitions in fiscal year 2006, as discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements. Acquisitions in fiscal 2005 were primarily funded by the restricted cash balance. Capital expenditures and capitalized software development costs totaled $8.5 million in the first nine months of fiscal year 2006, compared to $6.2 million in the first nine months of fiscal year 2005. Capital expenditures were principally for computer equipment and software development. At December 31, 2005, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 12 months as we integrate the operations of our new acquisitions and expand our data center.

In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. As of December 31, 2005, we estimate that these payments could range up to approximately $14 million and would be payable over the next two years.

Net cash provided by financing activities was $59.5 million in the first nine months of fiscal year 2006 compared to $10.4 million in the first nine months of fiscal year 2005. The increase in cash provided by financing activities in the first nine months of fiscal year 2006 was primarily due to increased borrowings as a result of the acquisitions, as discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements.

Our working capital was $25.2 million at December 31, 2005 compared to $24.8 million at March 31, 2005. Our cash and cash equivalents and short-term investments totaled $7.8 million at December 31, 2005, compared to $19.0 million at March 31, 2005. The decrease in cash was primarily due to repayments of debt under our credit facility during the first nine months of fiscal year 2006.

Our accounts receivable increased to $36.9 million at December 31, 2005 from $19.7 million at March 31, 2005 due primarily to the inclusion of accounts receivable related to our recent acquisitions, as well as higher revenues during the third quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005.

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

During the quarter ended December 31, 2005, we continued our quarterly dividend program, declaring a $0.05 per share cash dividend ($0.033 per share on a post-split basis), totaling $1.1 million, on October 25, 2005. The dividend was paid January 13, 2006 to shareholders of record on December 16, 2005.

On May 10, 2005, our Board of Directors authorized us to repurchase up to three million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 56,700 shares of our common stock, as adjusted for the 3-for-2 stock split. All shares repurchased have been reissued in connection with restricted stock grants.

In November 2005, we entered into an operating lease for approximately 94,000 square feet of office space, through December 2013, which, in part, will replace the 83,000 square foot Woodfield facility lease, which expires in fiscal year 2007. Total minimum lease payments over the term of the new operating lease approximate $14.0 million.

We are currently under examination by the Internal Revenue Service for the tax year ended March 31, 2004. We do not expect the results of this examination to have a material adverse effect on our financial condition or results of operations.

Effective April 14, 2005, in connection with the refinancing of our credit facility, we terminated the hedge of our 2004 Loan Agreement and established a hedge of our 2005 Loan Agreement through an interest rate swap. This strategy effectively converts a portion of our outstanding borrowings into a fixed rate instrument over the term of the interest rate swap contract. The interest rate swap contract had a notional amount of $15.3 million at December 31, 2005. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding borrowings. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the 2005 Loan Agreement. As of December 31, 2005, we had $116.8 million principal outstanding on our credit facility, of which $15.3 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $1.0 million change to our annual interest expense, based on net variable rate borrowings of $101.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Assistant Secretary, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2005, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They have also determined in their evaluation that there was no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management's assessment of the effectiveness of internal controls over financial reporting as of December 31, 2005 excludes all acquisitions completed after March 31, 2005: Jon-Jay Associates, Inc., acquired April 20, 2005; Glick & Glick Consultants, LLC, acquired April 26, 2005; Employers Unity, Inc., acquired November 1, 2005; and Business Incentives, Inc., doing business as Management Insights, Inc., acquired December 15, 2005. See
Note 5 of Notes to Unconsolidated Financial Statements for a further description of these acquisitions. As of December 31, 2005, such acquisitions contributed revenues of approximately $12.0 million to our consolidated financial statements for the nine months ended December 31, 2005 and comprised total consideration of approximately $83.0 million. Management expects to include the fiscal 2006 acquisitions in its assessment of internal controls over financial reporting as of March 31, 2007.

It should be noted that while our management, including the Chairman, President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Assistant Secretary, believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                        TALX CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of our Company or any affiliated purchasers during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                             TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                             SHARES PURCHASED    OF SHARES THAT MAY
                                          TOTAL NUMBER                     AS PART OF PUBLICLY    YET BE PURCHASED
                                            OF SHARES      AVERAGE PRICE     ANNOUNCED PLANS     UNDER THE PLANS OR
                 PERIOD                   PURCHASED (1)   PAID PER SHARE     OR PROGRAMS (1)          PROGRAMS
                 ------                   -------------   --------------   -------------------   ------------------
October 1, 2005 to October 31, 2005 ....        --               --                  --                2,943,300
November 1, 2005 to November 30, 2005 ..        --               --                  --                2,943,300
December 1, 2005 to December 31, 2005 ..        --               --                  --                2,943,300
                                               ---              ---                 ---                ---------
   Total ...............................        --               --                  --                2,943,300
                                               ===              ===                 ===                =========

(1) On May 10, 2005, our Board of Directors authorized us to repurchase up to three million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 56,700 shares of our common stock as adjusted for the 3-for-2 stock split. All shares repurchased have been reissued in connection with restricted stock grants.

ITEM 5. OTHER INFORMATION

(a) 2007 Annual Base Salaries, Annual Incentive Bonuses, and Restricted Stock Awards

On January 24, 2006, the Compensation Committee approved promotions effective January 24, 2006, as follows: L. Keith Graves, Senior Vice President and Chief Financial Officer, and Michael E. Smith, Senior Vice President, Marketing. Also, the Compensation Committee of our Board of Directors approved annual base salaries for our 2007 fiscal year ending March 31, 2007 for each of our executive officers. Effective April 1, 2006, base salaries will be: $500,000 for William W. Canfield, President and Chief Executive Officer, compared to his current base salary of $450,000; $265,000 for L. Keith Graves, Senior Vice President and Chief Financial Officer, compared to his current base salary of $240,000; $235,000 for Michael E. Smith, Senior Vice President, Marketing, compared to his current base salary of $214,500; $213,000 for Edward W. Chaffin, President-UC eXpress, compared to his current base salary of $198,000; and $200,000 for Stacey A. Simpson, President, The Work Number, compared to her current base salary of $170,000.

Each of our executive officers participates in our annual incentive plan. Under the plan, employees receive cash compensation in an amount equal to a specified percentage of their annual base salary if we approach, meet or exceed our annual earnings per share ("EPS") goal, which is annually determined by our board of directors, typically in the first fiscal quarter. Effective April 1, 2006, Mr. Canfield will be entitled to receive an annual incentive bonus ranging from 45 to 112.5% of his base salary, based on an EPS goal, assuming certain criteria are met. This represents an increase of 0.5% to the high end of his potential incentive bonus range from the current fiscal year range. Effective April 1, 2006, Messrs. Graves and Smith will be entitled to receive an annual incentive bonus ranging from 36 to 90% of their respective base salaries, based on an EPS goal, assuming certain criteria are met. This represents an increase for each of them from the 2006 fiscal year range of 30 - 75%. Effective April 1, 2006, Mr. Chaffin and Ms. Simpson will be entitled to receive an annual incentive bonus ranging from 33 to 82.5% of their respective base salaries, based on an EPS goal, assuming certain criteria are met. For Mr. Chaffin, in fiscal year 2006, in addition to an EPS goal, which could result in Mr. Chaffin receiving from 6 - 15% of his base salary as a component of his incentive compensation, Mr. Chaffin's incentive compensation award contains divisional sales-based criteria, as well as gross profit margin and revenue targets for our UC eXpress division, with specified adjustments related to acquisitions. For Ms. Simpson, in fiscal year 2006, in addition to an EPS goal, which could result in Ms. Simpson receiving from 5 - 13% of her base salary as a component of her incentive compensation, Ms. Simpson's incentive compensation award contains divisional sales-based criteria, and revenue targets for The Work Number transactions, with specified adjustments related to acquisitions. See "Adjustment to our 2005 EPS Goal" in
Item 5(a) of Part II of our Quarterly Report on Form 10-Q for the period ended December 31, 2004 for additional information regarding our annual incentive plan, which is incorporated herein by this reference.

Effective January 24, 2006, we awarded restricted stock to some of our employees under our 2005 TALX Corporation Omnibus Incentive Plan. In connection with this annual award to our employees, Mr. Canfield received 13,750 shares, Mr. Graves received 7,700 shares, Mr. Smith received 6,050 shares, Mr. Chaffin received 4,400 shares, and Ms. Simpson received 5,400 shares. All of the restricted shares vest annually on the anniversary of the date of grant in equal parts over a five-year period. We have filed the forms of awards as exhibits 10.39 and
10.40 to our Current Report on Form 8-K dated September 19, 2005, which we filed with the SEC on September 23, 2005.

Adjustment to our 2006 EPS Goal

We have an annual incentive compensation plan, in which some of our employees, including the named executive officers, participate. Under the plan, employees receive cash compensation in an amount equal to a specified percentage of their annual base salary (or of specified amounts in the case of other specified performance-based criteria set forth in an applicable award) if we approach, meet or exceed our annual earnings per share ("EPS") goal, which is annually determined by our board of directors, typically in the first fiscal quarter. At its January 24, 2006 meeting, the Compensation Committee decided to adjust the 2006 EPS goal to exclude projected increases in earnings from the November 2005 acquisition of Employers Unity, Inc. and the December 2005 acquisition of Business Incentives, Inc., doing business as Management Incentives, Inc.

We believe that these changes to the EPS goal and to the basis on which performance to the EPS goal is measured provide a better evaluation of the performance of our business between historical periods, allow for equivalent comparisons to previous periods and retain for our employees incentive compensation that is comparable to their anticipated potential benefits, based on our planned performance for our employees when we completed our initial annual budgeting process for fiscal year 2006.

2004-2006 Long-Term Incentive Plan and 2006-2008 Long-Term Incentive Plan

Mr. Canfield participates in our 2004-2006 Long Term Incentive Plan for Selected Key Executives, which we refer to as the "2004 LTIP." Mr. Canfield and Mr. Graves participate in our 2006-2008 Long Term Incentive Plan for Selected Key Executives, which we refer to as the "2006 LTIP." On January 24, 2006, the Compensation Committee exercised its discretion under the 2004 LTIP and the 2006 LTIP plans and adjusted the goals under the plans by excluding the effects of projected increases in operating income attributable to the November 2005 acquisition of Employers Unity, Inc. and the December 2005 acquisition of Business Incentives, Inc., doing business as Management Insights, Inc., The effect of these adjustments is to remove the benefit of up-front expected performance improvement attributable to acquisitions, which has the effect of raising the goals under the plans.

ITEM 6. EXHIBITS

     See  Exhibit Index.

                        TALX CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TALX CORPORATION


Date: January 30, 2006                  By: /s/ WILLIAM W. CANFIELD
                                            ------------------------------------
                                            William W. Canfield
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: January 30, 2006                  By: /s/ L. KEITH GRAVES
                                            ------------------------------------
                                            L. Keith Graves
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Assistant Secretary
                                            (Principal Financial and
                                            Accounting Officer)

                        TALX CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
  3.1     Restated Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K dated
          September 8, 2005 (File No. 000-21465)

  3.2     Bylaws, as amended and restated, incorporated by reference to Exhibit
          3.2 to our Quarterly Report on Form 10-Q for the period ended December
          31, 2001 (File No. 000-21465)

 10.43    Amendment to Second Amended and Restated Loan Agreement among the
          Company, LaSalle Bank National Association, as Administrative Agent, and the Lenders named therein

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

+    Represents management contract or compensatory plan or arrangement.