Form 10-K
period 2006-03-31
TALX CORP
filed 2006-05-31
CIK 917524

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2006

                                       Or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from       to

                        Commission File Number 000-21465

                                TALX CORPORATION
             (Exact name of registrant as specified in its charter)

                MISSOURI                                          43-0988805
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)
   11432 LACKLAND ROAD, ST. LOUIS, MO                               63146
(Address of principal executive offices)                          (Zip Code)

                                 (314) 214-7000
              (Registrant's telephone number, Including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [ ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of September 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $699 million. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates and (ii) entities controlled by such persons are affiliates.

As of May 30, 2006, there were 32,371,398 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2006 Annual Meeting of Shareholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows, including without limitation, forward-looking statements under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:

      (1) the risk that our revenues from The Work Number may fluctuate in response to changes in certain economic conditions such as interest rates and employment trends;

      (2) risks associated with our ability to prevent breaches of confidentiality or inappropriate use of data as we perform large-scale processing of verifications;

      (3) risks associated with our ability to maintain the accuracy, privacy and confidentiality of our clients' employee data;

      (4) risks related to our ability to increase the size and range of applications for The Work Number database and to successfully market current and future services and related to our dependence on third party providers to do so;

      (5) the risk of interruption of our computer network and telephone operations, including potential slow-down or loss of business as potential clients review our operations;

      (6) risks associated with potential challenges regarding the applicability of the Fair Credit Reporting Act or similar law;

      (7) risks relating to the dependence of the market for The Work Number services on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability would be significantly harmed if those requirements were relaxed or eliminated;

      (8) risks related to the applicability of any new privacy legislation or interpretation of existing laws;

      (9) the risk that our revenues from unemployment tax management services may fluctuate in response to changes in economic conditions;

      (10) risks related to changes in tax laws, including work opportunity , or "WOTC," and welfare to work, or "WtW," tax credits;

      (11) the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities; and

      (12) risks relating to doing business with the federal government following our April 2006 acquisition of PAN.

See "Item 1A. Risk Factors" for a more detailed description of many of these and other risk factors. You should read this Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of payroll-related and human resources business process outsourcing services. Our services enable our clients to automate and outsource the performance of payroll and human resources business processes that would otherwise be performed by their own in-house payroll or human resources departments. Our clients are large and mid-size organizations, including more than three-fourths of the Fortune 500 companies in a wide variety of industries, as well as a number of government agencies.

Our current services include employment and income verification and other payroll-related services, unemployment tax management services, tax credit and incentive services, and employee assessment and talent management services.

      - Income Verification and Employment Services. Our employment and income verification services, which we refer to collectively as "The Work Number services," are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces. These tasks include verifying employment and income information, printing and distributing pay stubs and annual W-2 forms, collecting time-reporting data, updating employee personnel records on a self-service basis, and screening job applicants. As of March 31, 2006, The Work Number database, our proprietary database of payroll and other human resources-related information, contained approximately 129.0 million employee records and had contracts to receive an additional 7.3 million records. Authorized users such as mortgage lenders, pre-employment screeners, credit issuers, social service agencies and others access The Work Number service and pay us transaction-based or monthly service fees for verification of employment and income information.

      - Unemployment Tax Management Services. Through our unemployment tax management services, we provide unemployment insurance claims processing, unemployment hearing education and consultation, and unemployment tax planning and management services to a broad range of employers. These services are designed to reduce the cost of processing unemployment claims by human resources departments and to better manage the tax rate that employers are assessed for unemployment taxes.

      - Tax Credit and Incentive Services. Our services in the tax credits and incentives segment include assisting employers with federal, state and local tax credits. Examples of federal tax credit services include integrating work opportunity, or "WOTC", and welfare to work, or "WtW", tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. State and local tax credit services include assisting clients in identifying and calculating enterprise zone credits and job creation credits.

      - Employee Assessment and Talent Management Services. Beginning in fiscal year 2007, through our employee assessment and talent management services, we provide testing and assessment services, as well as talent management services that are designed to enable organizations to automate and improve their human capital management business processes. With our employee assessment and talent management services, clients can electronically deliver the assessments to applicants and arrange the administering or proctoring of the assessments at pre-qualified testing centers. Using an online dashboard, clients can manage open positions and direct active applicants through the entire assessment and selection process, including external tests such as a drug test.

TALX services are enabled by our proprietary databases and applications that are designed to quickly and efficiently access and process large volumes of data. We employ web, interactive voice response, fax, document imaging and other technologies to enhance the services offered to our clients. We can interact with various payroll and human resources systems, and are virtually independent of the information technology services our clients select.

As used in this Form 10-K the terms "TALX," "we," "our," and "us" and other similar terms refer to TALX Corporation, unless we specify otherwise.

We have obtained a trademark registration for the name TALX and a trademark registration for The Work Number for Everyone, The Work Number, FasTime, UC eXpress, W-2 eXpress, Advanced HR Solutions, Performance Assessment Network, PAN, and Vital Information for Talent Assessment with the United States Patent and Trademark Office. In addition, TALXWare is our trademark, and I-9 eXpress, HireXpress and FasCast are our service marks. All other trade names, trademarks and product names in this Form 10-K are the property of their respective owners.

We are a Missouri corporation, with our principal executive offices located at 11432 Lackland Road, St. Louis, Missouri, 63146. Our telephone number is (314) 214-7000.

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

RECENT ACQUISITIONS

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

Pursuant to an asset purchase agreement dated November 1, 2005, we acquired the unemployment tax management businesses of Employers Unity, Inc., for approximately $30 million, including transaction costs, subject to certain post-closing adjustments.

Pursuant to an asset purchase agreement dated December 15, 2005, we acquired the tax credit and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc., for approximately $24 million, including transaction costs, subject to certain post-closing adjustments.

Pursuant to an acquisition agreement dated April 6, 2006, we acquired Performance Assessment Network, Inc., or "PAN," a provider of secure, electronic-based psychometric testing and assessments, as well as comprehensive talent management services, for approximately $75 million, including transaction costs, subject to certain post-closing adjustments.

The purchase prices of the acquisitions were determined based on arms'-length negotiations, and were paid in cash financed through our Loan Agreements as discussed in Notes 8 and 20 to our consolidated financial statements and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SEGMENTS

As a result of recent acquisitions, in the third quarter of fiscal year 2006, we determined that we operate in four business segments:

      -     The Work Number services;

      -     unemployment tax management;

      -     tax credits and incentives; and

      - maintenance and support services related to our former customer premises systems business.

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were previously presented together as one segment.

We are assessing the impact of the April 6, 2006 acquisition of PAN on our current segment classifications. See "Recent Acquisitions" above.

      THE WORK NUMBER SERVICES

The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new-hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire. The Work Number employment and income verification service is designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces. Additionally, all services in The Work Number suite of services provide secure web access for managers to obtain management reports, approve certain transactions and exercise important control functions.

The Work Number. Lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages that they will purchase. The Work Number is an outsourced service that enables employers to direct the third-party verifiers to our website or to a toll-free telephone number to verify the employee's employment status and income data. We generate substantially all of The Work Number revenues from transaction-based or monthly fees charged to lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers for verification of employment and income information.

As of March 31, 2006, The Work Number database contained approximately 129.0 million employee records and had contracts to receive an additional 7.3 million records. The Work Number database is updated on a regular basis as employers transmit data electronically directly to us each payroll period. Employers contract to provide this data for specified periods, generally three years. Each employee included in our clients' payroll data represents an employment record on The Work Number database. This payroll data is uploaded to The Work Number database, updating each employee's record. If the employee is no longer employed by a client, the existing record remains intact. Thus, The Work Number database includes all our clients' current employees, as well as former employees.

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

ePayroll. ePayroll (or Paperless Pay) is a suite of payroll self-service applications that enables employees, via the web or by telephone, to receive pay statement information, access current and historical payroll information, review and change direct deposit account or paycard information, review and change W-4 (federal and state) information, update personal information, and enroll in selected paycard services chosen by their employer. Employers that send us electronic transmissions of their employees' pay stubs and direct deposit data can reduce the amount of staff required to process routine employee payroll requests as well as reduce the cost to distribute paper pay advices.

FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the web and are used by large employers and the temporary staffing industry. For large employers, FasTime collects hours worked and exception time codes providing a user-friendly online approval and reporting for managers. FasTime is tailored to a company's business rules and processes and is designed to provide a comprehensive, paperless system for reporting time and availability and the reporting and management tools for distributed offices.

HireXpress. HireXpress is a paperless new-hire service that manages key components of the enterprise-scale hiring process, including electronic new-hire packets as well as the ability to monitor the completion process and provide approvals. Employers define their new-hire packets, and HireXpress notifies new employees and prompts them to complete their forms online using electronic signatures. Using the Web, HireXpress can automate the new-hire packet by creating electronic employee files. Information gathered from completed forms can be uploaded to the client's HR/Payroll system to provide a more complete electronic record.

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

      UNEMPLOYMENT TAX MANAGEMENT

Our unemployment tax management segment operates under the names UC eXpress, TALX Employer Services, Johnson and Associates, Jon-Jay Associates, and Employers Unity, which we refer to collectively as "UC eXpress". We offer a broad suite of services designed to reduce the cost of processing unemployment claims by human resources departments and to better manage the tax rate that employers are assessed for unemployment taxes. These services utilize optical character recognition, document imaging, web, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resources departments of the administrative burden of managing unemployment claims. Following an employee separation, we respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients' rights as an employer. If an unemployment hearing is required, these services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer's representative. In addition, our field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.

We also offer comprehensive employer tax services that encompass five service areas, including unemployment tax services, unemployment tax analysis, employment tax research and recovery, tax registrations, and employment tax consulting (withholding and unemployment). Clients who choose TALX for tax services collaborate with our tax analysts to monitor the clients' unemployment tax accounts, verify tax rates and contribution reports and identify voluntary contribution opportunities.

      TAX CREDITS AND INCENTIVES

Our services in the tax credits and incentives segment include assisting employers with federal, state and local tax credits. Examples of federal tax credit services include integrating work opportunity, or "WOTC", and welfare to work, or "WtW", tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. Through various acquisitions, we have expanded our existing tax credit services, including our capabilities to process WOTC/WtW tax credits, as well as our ability to assist clients in identifying and calculating certain other federal, state and local tax credits and incentives, such as enterprise zone credits and job creation credits.

Under current legislation, the WOTC and WtW credits were available to employers through December 31, 2005, and without further Congressional action to renew the credits, these programs have lapsed and are no longer available to our clients. We understand that Congress is currently considering the renewal of these programs. In the event that the lapsing of any of these programs should become permanent, we believe we would continue for approximately six months thereafter to earn revenues from credits in effect as of December 31, 2005. Although these programs have historically been renewed retroactively by Congress following their lapsing in accordance with their terms, Congress may not similarly renew such programs in the future. Moreover, if these programs lapse, any future renewals may not be retroactive, which means that the value of these programs to our clients could be reduced to such an extent that they no longer desire tax credit and incentive services. Any non-renewal of these tax credit programs, the renewal of such programs without retroactive effect, or other adverse change in tax legislation could adversely affect our business and results of operations.

      MAINTENANCE AND SUPPORT SERVICES RELATED TO OUR FORMER CUSTOMER PREMISES SYSTEMS BUSINESS

We previously offered our products and services exclusively through licensed software specifically developed for each client, and installed these systems at the client's site. In 2000 we discontinued sales to new clients. Currently, we provide system enhancements to existing clients and client support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of clients, we have agreed to extend these support services until December 31, 2006.

      EMPLOYEE ASSESSMENTS AND TALENT MANAGEMENT

On April 6, 2006, we acquired Performance Assessment Network, Inc., or "PAN", a provider of secure, electronic-based psychometric testing and assessments, as well as comprehensive talent management services. These services can be sold together or as separate solutions.

As part of its testing and assessment services, PAN does not generate its own tests and assessments. Instead, it presents a broad variety of third-party offerings, providing one-stop shopping for its clients. PAN's service provides access to more than 650 assessments on a flexible platform and a network of thousands of testing stations. PAN's experienced psychologists consult with clients to help them determine the most appropriate assessments for aptitudes and competencies that best fit their open positions.

PAN also provides a broad range of talent management services that can be mapped to the client's current hiring process. With PAN services, clients can electronically deliver the assessments to applicants and arrange the administering or proctoring of the assessments at pre-qualified testing centers. Using an online dashboard, clients can manage open positions and direct active applicants through the entire assessment and selection process, including external tests such as a drug test. The talent management dashboard can be sold independently of the test and assessment services.

One client, the Transportation Security Administration ("TSA"), through a subcontract with CPS Human Resource Services, represented approximately 75% of PAN's revenues in fiscal year 2006. In fiscal 2005, PAN derived approximately 93% of its revenues from this relationship.

Selected financial data regarding our business segments for fiscal years 2004, 2005, and 2006 is set forth in Note 17 of Notes to Consolidated Financial Statements contained in "Item 8 - Financial Statements and Supplementary Data." For additional information, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

SALES AND MARKETING

We employ a direct sales force and also utilize strategic marketing alliances. We use our direct sales force and strategic alliances to develop relationships with large employers, typically those having over 3,500 employees. We also recently established a separate in-house sales team focusing on prospects with less than 3,500 employees. In addition, we use our strategic alliances to help us identify potential clients among small and mid-sized employers, typically those with less than 3,500 employees. We also utilize a direct sales force to market the use of The Work Number database to verifiers such as lenders and credit issuers.

      DIRECT SALES FORCE

Our sales, service and marketing effort relies on a team approach consisting of approximately 260 professionals in 41 U.S. cities, including regional sales vice presidents, regional sales directors, regional client relationship directors, regional sales managers, business development representatives, client relationship managers, account managers, product managers, product consultants and marketing personnel. Our business development representatives qualify companies as viable potential clients and establish appointments for our regional sales managers. Our regional sales directors and regional sales managers are responsible for presenting our service offerings to prospective clients and negotiating for the sale of our services. Our product managers oversee product direction and provide sales assistance. Our regional client relationship directors, client relationship managers and account managers service existing clients. Product consultants provide technical assistance to regional sales managers and prospective clients during the sales process. Our marketing personnel develop market strategies and support the sales force at all levels.

Additionally we have a team of professionals that manage our alliance relationships. This team includes sales managers responsible for generating sales through the development and management of existing alliance relationships.

Finally, we have a team dedicated to marketing the use of The Work Number database to verifiers such as lenders and credit issuers. This team identifies potential new verifiers and uses of the database, as well as takes steps to promote increased utilization of the database by current verifiers.

      STRATEGIC MARKETING ALLIANCES

We have established alliances with leading providers of related payroll and human resources outsourcing services with the goal of building the database of records for The Work Number and extending our services relating to employees of both large and mid-sized employers. These alliances include:

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

      - Ceridian Corporation: Ceridian is a global human resources and payroll outsourcing company that has agreed to make The Work Number and selected tax management services available to its clients in exchange for discounted prices for tax management services and a share of the revenue generated by client records on The Work Number.

These and other strategic marketing alliances, such as ExcellerateHRO (a joint venture of EDS and Towers Perrin), Convergys Corporation, ACS, Checkpoint HR, and AON, are generally governed by non-exclusive contractual arrangements that remain in effect for specified periods. The success of these alliances generally will depend on the interest and commitment of these companies in promoting and coordinating product development and marketing efforts with us, which is entirely at their discretion. Some of these companies maintain similar relationships with some of our competitors and compete directly with us in certain applications.

COMPETITION

We believe the principal competitive factors in our markets include:

      -     service and product features, quality, security and performance;

      -     breadth of service offerings;

      -     functionality and ease of use;

      -     company reputation for integrity and confidentiality;

      -     company financial strength; and

      -     cost of the service or product.

We have a number of competitors for our various services. Below is a summary of the more significant competitors:

TALX Service                     Competitors
-------------------------------  -----------------------------------------------
The Work Number Employment         -  Large employers and outsourcers who manage
Verification Services                 this function through a call center; and

                                   - A few large employers who have established internal systems to automate employment verification.

Complementary Work Number          -  Payroll processors such as Automatic Data
Services                              Processing, Inc. (ADP), Paychex, Inc. and
                                      Ceridian Corporation.  We believe that
                                      these payroll processors are generally
                                      focused on the small- to mid-sized market.

Unemployment Tax Management        -  Large employers who manage this function
Services                              internally.

                                   -  ADP and a number of  smaller regional
                                      firms that offer unemployment tax
                                      management services.

Tax Credits and Incentives         -  ADP, First Advantage, and a number of
                                      smaller regional firms that offer tax
                                      credit and incentive services.

                                   -  Employers who manage this function
                                      internally.

Employee Assessments and Talent    -  Assessment service providers that offer
Management                            proprietary content, usually in a very
                                      limited quantity, include Previsor, Inc.,
                                      Development Dimensions International (DDI)
                                      and Brainbench, Inc.

                                   -  Human resources consulting firms that
                                      generally offer a wide range of services may include customized assessments such as AON Corporation, Watson Wyatt Worldwide,
                                      Inc. and Right Management Consulting (a
                                      subsidiary of Manpower, Inc.).

                                   -  Assessment or test publishers that have
                                      their proprietary delivery platforms, such as Devine Group, Inc., Hogan Assessments
                                      Systems, Inc. and SHL Group plc.

We believe that we compete favorably in the key competitive factors that affect our markets for The Work Number services, our unemployment tax management services, our tax credit and incentives services, and our employee assessment and talent management services. However, our markets are still evolving, and we may not be able to compete successfully against current or future competitors. Many of our existing and potential competitors have significantly greater financial, marketing, technical and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential clients and extensive knowledge of our markets. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

TECHNOLOGY AND PRODUCT DEVELOPMENT

Our business is based on databases we construct and applications we build or acquire to access and deliver data. Our services are run on industry standard databases from Oracle, Microsoft and IBM and internally developed applications. We use a combination of Microsoft technologies for the creation, deployment and operation of our applications, along with technologies from a number of other companies. A few of our applications utilize a proprietary integrated visual development environment and software system known as TALXWare. We also license and integrate complementary technologies into our products including speech recognition, text-to-speech, image classification, and facsimile. We license these technologies from third-party suppliers pursuant to non-exclusive license or resale agreements or purchase the technologies under open market arrangements and then integrate them into our products. Some of the PAN products license intellectual property, for varying terms, in the form of various tests which are then implemented on or integrated with the PAN platform.

We have directed our development efforts toward enhancing and developing new offerings for The Work Number services and tax management services. The most recent enhancements include:

      - extending the features and capabilities of The Work Number database, through new verification types;

      -     W-2 eXpress, through expanded self-service capabilities;

      - ePayroll paystub/direct deposit services, through the addition of electronic W-4 management;

      -     the addition of the I-9 eXpress service;

      - the addition of new integrated and batch interfaces and the expansion of social services data;

      - HireXpress, through the expansion of the automated onboarding process;

      - FasTime services, through the expansion of its automated paid-time-off management capabilities; and

      - enhancing and consolidating our unemployment tax in-house claims processing systems.

Additionally, PAN's efforts have been focused on adding more test offerings and introduction of Vital Information for Talent Assessment, or "VITA," its automated talent management platform.

We incurred total product development costs of $6.3 million, $8.1 million and $9.0 million in fiscal years 2004, 2005 and 2006, respectively. As of March 31, 2006, our total product development staff consisted of approximately 80 full-time employees. After the acquisition of PAN, our total product development staff consisted of approximately 90 full-time employees. We believe that significant investments in product development are required to remain competitive.

PROPRIETARY RIGHTS

Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We regard our trademarks and our other intellectual property as having significant value and as being important factors in the development and marketing of our products.

We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We have obtained a trademark registration for the name TALX and a trademark registration for The Work Number for Everyone, The Work Number, FasTime, UC eXpress, W-2 eXpress, Advanced HR Solutions, Performance Assessment Network, PAN, and Vital Information for Talent Assessment with the United States Patent and Trademark Office. Additionally, TALXWare is our trademark, and I-9 eXpress, HireXpress and FasCast are our service marks. We also rely on certain patents in our employee assessment and talent management services.

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

Third-parties have asserted in the past and, from time to time, may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. We have entered into a license agreement to use various interactive voice response and computer telephony integration technologies under which we made an initial payment and will pay future royalties. We have not conducted an exhaustive search to determine whether the technology included in our products infringes or misappropriates intellectual property held by other third-parties. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which could relate to our products. Any claims asserting that our systems infringe or may infringe proprietary rights of third-parties, if determined adversely to us, could significantly harm our business.

CLIENTS

As of March 31, 2006, The Work Number database contained employee records from over 1,500 clients, representing approximately 129.0 million present and former employees. Additionally, as of that date, we had contracts with new clients to provide 7.3 million records of present and former employees in backlog. These clients typically employ over 1,000 employees. Our clients are large and mid-size organizations, including more than three-fourths of the Fortune 500 companies in a wide variety of industries, as well as a number of government agencies. As of March 31, 2006, our tax management business had over 9,000 clients of various sizes and operated in a broad range of industries. No client accounted for more than 10% of total revenues in any of fiscal years 2004, 2005 or 2006.

On April 6, 2006, we acquired PAN, a provider of secure, electronic-based psychometric testing and assessments, as well as comprehensive talent management services. PAN has more than 1,500 clients including individual job candidates, Global 2000 and mid-market companies, and government organizations. One client of PAN, the TSA, through a subcontract with CPS Human Resource Services, represented approximately 75% of PAN's revenues in fiscal year 2006. In fiscal 2005, PAN derived approximately 93% of its revenues from this relationship. For more information, see "Item 1A. Risk Factors - PAN derives a substantial portion of its revenues from the Federal government, which subjects us to special risks associated with government contracts and subcontracts."

EMPLOYEES

As of March 31, 2006, we employed approximately 1,751 full-time and 76 part-time employees. As of April 30, 2006, after the acquisition of PAN, we employed approximately 1,819 full-time and 70 part-time employees.

We have never had a work stoppage, and no employees are represented by a labor organization. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

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

As we seek to increase the use of The Work Number database by verifiers with frequent need of verification, we plan to use new methods for performing the verifications and new types of verifications. These verifiers include large mortgage lenders, pre-employment screeners, credit issuers, social service agencies, or other volume verifiers. These volume verifiers can obtain verifications in large volume or "batch" transactions using different means and requiring less proof of authorization than smaller verifiers. These volume verifiers generally enter into contracts by which they agree that they will not use the income verification service unless they have been authorized by the employee to do so, or have legal authority to obtain the information. Many of the industries that utilize The Work Number for large scale processing of verifications have high turnover which may lead to the verifier failing to terminate access privileges to The Work Number in a timely manner. We have the ability to conduct regular audits of these volume verifiers to ensure compliance with documentation requirements. However, there is a risk that the verifier may not have the requisite authority, and that there may be claims for breach of privacy or confidentiality against us, claims for damages by employees and employers and resulting loss of employer relationships, which could significantly harm our results of operations.

      IF WE ARE UNABLE TO MAINTAIN THE ACCURACY, PRIVACY AND CONFIDENTIALITY OF EMPLOYEE INFORMATION IN THE WORK NUMBER AND OUR OTHER DATABASES, WE MAY FACE SIGNIFICANT CLAIMS AND OUR REPUTATION COULD BE HARMED.

The Work Number services depend on the accuracy of highly confidential employment and income history and other information, including social security numbers, which employers provide to us and which we convert for use in The Work Number and our other services. Although we have a number of protective measures in place, any inaccuracies in such information - whether in the recording of such information, the unauthorized access to information, or otherwise - or our inability to keep such information confidential, may give rise to claims against us and adversely affect our reputation or market acceptance of The Work Number and our other services. While we continue to test our data security processes for weaknesses, we cannot assure you that we will not experience a breach in our data security, which could result in such claims. Our financial condition, results of operations and reputation may be significantly harmed if any asserted claims were ultimately decided against us.

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

      INTERRUPTIONS TO OUR COMPUTER NETWORK OR TELEPHONE OPERATIONS COULD SIGNIFICANTLY HARM OUR REVENUES AND INDUSTRY REPUTATION.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our data processing centers against damage from fire, power loss, telecommunications failures, unauthorized intrusion and other events. We have data processing centers located in St. Louis, Missouri; Columbus, Ohio; Carmel, Indiana; Plano, Texas; and Ontario, Canada, which areas have historically been vulnerable to natural disasters and other risks, such as floods, earthquakes and tornadoes. We back up software and related data files regularly and store the back-up files off-site at a nearby secure facility. A portion of the data is also replicated to a secondary facility for high availability. We cannot assure you that these measures will eliminate the risk of extended interruption of our operations. We also rely on voice and data carriers to provide connectivity for our customers to gain telephone access, internet access and corporate intranet access to our services. In addition, we rely on these same providers to provide the wide area network necessary to connect our facilities across the United States to our data processing centers. We have not established an alternative disaster recovery facility, which would serve to protect us from losses of employee record information due to damage to our data storage facilities. Any damage or failure that interrupts our operations or destroys some or all of our database of employee records could have a material adverse effect on our revenues, profitability and industry reputation.

      IF A COURT OR REGULATOR CONCLUDES THAT THE FAIR CREDIT REPORTING ACT OR SIMILAR LAW APPLIES TO THE WORK NUMBER SERVICES, OUR BUSINESS AND PROFITABILITY COULD BE SIGNIFICANTLY HARMED.

The Fair Credit Reporting Act, which we refer to as the FCRA, applies to "consumer reporting agencies" that engage in the practice of "assembling or evaluating" certain information relating to consumers. While we have historically taken the position that the FCRA does not apply to The Work Number services, the statutory language is subject to varying interpretation, and we are not aware of controlling legal authority to support our position. Recent public concerns relating to, among other things, data integrity, privacy and identity theft issues may increase the risk of action by consumers through litigation or by the Federal Trade Commission, or the "FTC," or state regulatory authorities, which enforce the FCRA or similar laws. If a court, the FTC, or a state regulatory authority were to determine that the FCRA or other similar law does apply, we could be subject to claims for substantial damages, penalties and attorneys' fees and may experience negative publicity and reputational harm. Additionally, compliance with the FCRA would result in some changes in the manner in which we deliver The Work Number services. As a result, while it is difficult to estimate the ultimate impact on us if a court or regulator concludes that the FCRA or similar law applies to us, our business, operations, results of operations and financial condition could be significantly harmed.

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

      PRIVACY LEGISLATION OR INTERPRETATIONS OF EXISTING LAWS COULD RESTRICT OUR BUSINESS.

Personal privacy has become a significant issue in the United States. Some commentators, privacy advocates and government bodies have recommended limitations on, or taken actions to limit, the use of personal information by those collecting this information. For example, the Gramm-Leach-Bliley Act contains provisions protecting the privacy of consumer non-public personal information collected by financial institutions. Additionally, federal privacy regulations issued by the Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996, or "HIPAA," restrict the use and disclosure of individually identifiable health information. In addition, the states are taking greater interest in privacy rights on behalf of their residents, and a number of states have enacted privacy legislation. These privacy regulations could impose additional costs and could limit our use and disclosure of such information. Some states have also enacted consumer and health information privacy protection laws.

If new statutes or regulations were adopted that restricted our business, or existing statutes or regulations were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our revenues and operations.

      CHANGES IN ECONOMIC CONDITIONS COULD LIMIT UNEMPLOYMENT COMPENSATION CLAIMS, CAUSING EMPLOYERS TO QUESTION THE VALUE OF UNEMPLOYMENT COMPENSATION MANAGEMENT AND LIMITING OPPORTUNITIES FOR TAX PLANNING.

A difficult economic environment and consequent staff reductions could result in an increase in unemployment compensation claims. Conversely, as economic conditions improve, and claims decrease, employers may question the value of our unemployment compensation management and unemployment compensation tax planning services. As a result of the difficult economic environment in recent years, states with significant budget challenges may take legislative or regulatory steps to reduce unemployment benefits, change the way benefit charges impact employers' accounts or close tax-planning opportunities, which could reduce the opportunities for service to employers. In such situations, our revenues could be harmed. For example, during fiscal year 2005, changes in economic conditions contributed to claims activity being less than we expected. As a result, we experienced lower revenue levels in our unemployment cost management services business during fiscal year 2005.

      CHANGES IN TAX LAW, INCLUDING THE WORK OPPORTUNITY, OR "WOTC," AND WELFARE TO WORK, OR "WTW," TAX CREDITS, COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

Certain of our revenues and profits from continuing operations are derived from our tax services businesses. At any time, the tax laws or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations could adversely affect us. For example, the WOTC and WtW tax credits expired on January 1, 2006. Accordingly, these tax credits are no longer available to our clients. Federal legislation, however, has been introduced that would combine the WOTC and the WtW tax credits and extend the combined credit for one year. The proposal would be effective for wages paid or incurred by employers hiring qualified individuals who begin work for an employer after December 31, 2005 and before January 1, 2007. While Congress historically has renewed retroactively these credits following their expiration, we cannot assure you that Congress will renew such credits in the future. Any non-renewal of these tax credits, renewal of such credits without retroactive effect, or other adverse changes in tax legislation, could adversely affect our business and results of operations.

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

      OUR FUTURE PERFORMANCE WILL BE DEPENDENT ON SUCCESSFUL INTEGRATION OF ACQUISITIONS.

We expect a portion of our growth to come from business acquisitions which we recently consummated or which we may consummate in the future. Such acquisitions involve certain operational, legal and financial risks. Operational risks include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by our management, while we continue to incur operating expenses to provide the services formerly provided by the acquired company. Legal risks involve contract and regulatory issues. For example, some employers may not consent to the transfer of ownership of their contracts by which the services are provided, and some states' unemployment insurance agencies may require changes to powers of attorney by which the employer authorizes representation in employment matters. In the event of any loss of employer-customers or our inability to appear before state unemployment insurance agencies, our business and results of operations may be materially adversely affected. Financial risks involve the incurrence of indebtedness as a result of the acquisitions and the consequent need to service that indebtedness. In addition, in the event we were to issue stock in connection with any acquisitions, we would dilute the voting power and could dilute the economic interests of existing shareholders. In carrying out our acquisition strategy, we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there can be no assurance that we will be successful in identifying attractive acquisition candidates or completing additional acquisitions on favorable terms.

      PAN DERIVES A SUBSTANTIAL PORTION OF ITS REVENUES FROM THE FEDERAL GOVERNMENT, WHICH SUBJECTS US TO SPECIAL RISKS ASSOCIATED WITH GOVERNMENT CONTRACTS AND SUBCONTRACTS.

TALX and PAN have a number of prime and sub-contracts with the Federal government, which we refer to collectively as "government contracts". For example, one client, the Transportation Security Administration, or "TSA", represented approximately 75% of PAN's revenues in fiscal year 2006. In fiscal 2005, PAN derived approximately 93% of its revenues from this relationship. Following our acquisition of PAN in April 2006, we have increased exposure to special risks that result from doing business with the United States Federal government and some of its agencies, including acquisition integration risks. Termination of these arrangements, or material deterioration in PAN'S relations with the government, would have an adverse affect on our business, financial condition and results of operations.

Among the factors that could materially adversely affect our government contracting business are:

      - budgetary constraints affecting Federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

      -     changes in U.S. Federal government programs or requirements;

      -     the adoption of new laws or regulations;

      - delays in the payment of our invoices by government payment offices and, where PAN is a subcontractor, as in the case with our TSA contract, possible resulting delays in payments by the prime contractors that are its customers; and

      - where PAN is a subcontractor, dependence on the performance by and actions of the prime contractor.

In addition to these appropriations, economic and political factors, which we cannot control, Federal government agencies have special rights to reduce their purchases under contracts, to audit and review performance, to terminate contracts or not to extend contracts, any of which could have an adverse affect on our financial condition and operating results. Failure to comply with technical requirements or procurement-related laws and regulations could subject us to penalties or liabilities, or result in termination of the government contracts or a deterioration in the relationship. For example in the case of the TSA, PAN has specified qualification standards and key personnel provisions that we must satisfy. If we are acting as a subcontractor, we may be liable to the prime contractor for costs they are unable to recover or damages they incur as a consequence of any improperly allocated costs by us or our failure to make a required disclosure during negotiations. If a government audit or other review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the Federal government either as a prime contractor or as a subcontractor. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us. Any of the foregoing could have a material adverse affect on our business, financial results or results of operations.

      IF THE SUTA DUMPING PREVENTION ACT OF 2004 APPLIES TO OUR TAX PLANNING SERVICES, OUR BUSINESS AND REVENUES COULD BE HARMED.

On August 9, 2004 the President signed the "SUTA Dumping Prevention Act of 2004." In the past, some employers found ways to manipulate state experience rating systems so that these employers paid lower state employment compensation taxes than their unemployment experience alone would have otherwise allowed. This practice is referred to as "SUTA dumping." "SUTA" refers to state unemployment tax acts, but has also been referred to as "state unemployment tax avoidance." Most frequently these avoidance tactics involved mergers, acquisitions or corporate restructurings, the legality of which depended upon state laws. The SUTA Dumping Prevention Act of 2004 established a nationwide minimum standard to curb SUTA dumping. The law also established penalties for employers and their advisors who knowingly violate those state law provisions.

Our tax management services include advising clients with respect to unemployment compensation taxes. We fully support the measures enacted in the SUTA dumping legislation, and we believe the advice we have given since the enactment of this legislation does not include advice to clients to take any action which would be prohibited under the legislation. However, there can be no assurance that we have not and will not provide advice to clients or that our clients have not taken or will not take action which runs afoul of the SUTA Dumping Prevention Act of 2004. We could be subject to "meaningful civil and criminal penalties," as the statute provides, for violations of the law. We could also be subject to negative publicity, harm to our reputation, and strained relationships with state agencies which are important to our business if we were accused of advising clients to take actions in violation of the SUTA dumping guidelines, or if clients took such actions at a time when we were providing advice on unemployment compensation taxes.

      OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY.

Our revenues, margins and results from operations have fluctuated in the past, and may continue to fluctuate in the future due to a number of factors.

For The Work Number services, these factors include residential mortgage activity and interest rate levels. Revenues generated from our W-2 eXpress service are affected by seasonality, as revenues are primarily earned in our fourth fiscal quarter. The non-renewal of certain tax credit programs, such as WOTC or WtW, the renewal of such programs without retroactive effect, or other adverse changes in tax legislation would cause fluctuations in our tax credit and incentive services business. For all of our service offerings, other factors that can cause our operating results to fluctuate include:

      -     new product introductions or announcements by us or our competitors;

      -     market acceptance of new services;

      -     pricing pressure;

      -     the hiring and training of additional staff;

      -     the length of the sales cycle; and

      -     general economic conditions.

We cannot assure you that we will be able to sustain our level of total revenues or our historical rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, our operating results will fall below our targets and the expectations of stock market analysts and investors. In such event, the price of our common stock could decline significantly.

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

      WE DEPEND ON THIRD-PARTY SOFTWARE, HARDWARE, AND SERVICE, WHICH EXPOSES US TO DISRUPTION IF THOSE PRODUCTS OR SERVICES ARE NO LONGER OFFERED, SUPPORTED OR DEVELOP DEFECTS.

Our services involve integration with operating systems and products developed by others and services provided by others. If any third-party software, hardware or service, such as Microsoft Windows server products, Microsoft database software and development tools, Oracle database software, Sun Solaris, IBM (Informix) database software, Intel Media processing hardware, Sybase Power Builder development tools, and testing products provided by third parties and utilized by PAN, become unavailable for any reason, fail to integrate with our products or fail to be supported by their respective vendors or to operate properly, we would have to redesign our products or, in the case of PAN, attempt to locate replacement testing products. We cannot assure you that we could accomplish any redesign or obtain any replacements in a cost-effective or timely manner. Further, if third-parties release new versions of these systems or products before we develop products compatible with such new releases, demand for our services and products might decline, thereby harming our revenues and profitability.

We believe that if any supplier agreement expires or is canceled or otherwise terminated, or if a third-party supplier refuses to sell to us, in most cases, we could locate one or more alternate suppliers. In some instances it may be either impossible or impractical to find an alternate source for certain products. It would require a significant amount of time to integrate the relevant technology from the new supplier, which would result in a significant delay in our ability to offer the particular enhancement. We could also experience difficulties integrating the new supplier's technology with our services. We cannot assure you we could accomplish any such integration in a cost-effective manner. Significant delays in the offering of service enhancements due to integration of technology from new suppliers could significantly harm our revenues and profitability.

      OUR SERVICES MAY CONTAIN DEFECTS OR LACK ADEQUATE SECURITY WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT OUR ATTENTION FROM PRODUCT DEVELOPMENT EFFORTS AND RESULT IN A LOSS OF CUSTOMERS.

As a result of their complexity, business process outsourcing services and hardware and software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure you that, despite testing by us and our clients, errors will not occur in services and systems after implementation. The occurrence of such errors could result in potential security issues, delivery of incorrect results which could harm an employee, employer, verifier, or other users of our services, or loss or delay in market acceptance of our services, which could significantly harm our revenues and our reputation.

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

Other parties have asserted in the past, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, we have entered into a license to use various interactive voice response and computer telephony technologies that required us to make an initial payment and to pay future royalties. Further, we have not conducted an exhaustive search to determine whether the technology we have in our services infringes or misappropriates intellectual property held by other third parties. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights.

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

We consider the primary competitor to The Work Number to be large employers and outsourcers who manage employment verification through a call center or through internal automated systems. We believe the primary competitors to other complementary Work Number services are ADP, Paychex, Inc., and Ceridian Corporation. We consider the primary competitor to our unemployment tax management services to be ADP, as well as smaller regional firms that offer similar services. We consider the primary competitors to our tax credit and incentive services to be ADP and First Advantage, as well as smaller regional firms that offer similar services. We consider the primary competitors to our employee assessment and talent management services to be Previsor, Inc., Development Dimensions International, Brainbench, Inc., Devine Group, Inc., Hogan Assessments Systems, Inc., and SHL Group plc, as well as human resources consulting firms such as AON Corporation, Watson Wyatt Worldwide, Inc., and Right Management Consulting, a subsidiary of Manpower, Inc. Our competitors may have more resources than we do.

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

      - require a higher percentage of shareholders than would otherwise be required under Missouri law to amend, alter, change or repeal certain provisions of our articles of incorporation;

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

      -     our ability to successfully integrate acquisitions;

      - developments with respect to patents, copyrights or proprietary rights;

      -     changes in financial estimates by securities analysts;

      -     concerns regarding the security of our database;

      - conditions and trends in outsourcing of tax management, human resources and payroll services; and general economic and market conditions.

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

      BECAUSE OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGET OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.

In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted class action securities litigation against those companies. In January 2004, we restated our consolidated financial statements as a result of adjustments to our customer premises systems business. The restatement affected the fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal year 2004. In fiscal year 2005 we settled class action litigation, as discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" of our 2005 Annual Report on Form 10-K, and settled an SEC enforcement action, as described below. Such litigation could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of our common stock.

We are subject to a cease and desist order issued by the Securities and Exchange Commission and a U.S. District Court court order and are required to advance expenses to one of our former officers in satisfaction of indemnification obligations in connection with a related case against that former officer.

As previously reported, on March 3, 2005, we agreed with the SEC, without admitting or denying any liability, to pay one dollar in disgorgement and, pursuant to a court order, to pay a $2.5 million civil penalty, and not to violate certain provisions of the federal securities laws in the future pursuant to the SEC cease and desist order. Our agreement resolved the SEC's investigation into our accounting for certain items. The cease and desist order enjoins us from committing or causing future violations of specified securities laws. Any further violation of these laws could result in civil penalties, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without our having entered into the order.

Our former chief financial officer is currently defending a related SEC civil action, and any future related litigation costs for his defense will be borne by us and not by insurance. In addition, to the extent that we are required to indemnify him against any fines or penalties assessed against him, those amounts would be borne by us and will not be covered by insurance. Any such costs, fines or penalties borne by us could harm our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

As of March 31, 2006, we occupied approximately 561,000 square feet of office space in 58 buildings across the country; this includes leases expiring in fiscal year 2007 which we do not intend to renew as we consolidate our facilities, as noted in the table below. At such date, all of our facilities were leased and were utilized primarily for general administrative, data processing and sales purposes. We believe our facilities have been generally well maintained, are in good operating condition and are adequate for our current requirements. Additionally, we had approximately 103 employees, primarily sales-related, working out of their homes. The following table includes descriptions of our significant facilities and, if applicable, the specific business segment to which the property is dedicated.

                                                                                        SQUARE        BUSINESS
        ADDRESS           CITY AND STATE                 FACILITY TYPE                  FOOTAGE       SEGMENT
----------------------   ----------------   -----------------------------------------   -------   ----------------
11432 Lackland Road      St. Louis, MO      Corporate Headquarters - Executive,          94,000     All
                                            Administrative, Data Processing and Sales

10101 Woodfield(1)       St. Louis, MO      Administrative, Data Processing and Sales    83,000     Unemployment
                                                                                                   tax management

11828 Borman Drive       St. Louis, MO      Administrative, Data Processing and Sales    46,000          All
1850 Borman Court(1)     St. Louis, MO      Administrative, Data Processing and Sales    40,000          All
3455 Mill Run Drive      Hilliard, OH       Administrative, Data Processing and Sales    20,000     Unemployment
                                                                                                   tax management

1845 Borman Court        St. Louis, MO      Call Center, Administrative                  23,000          All
One Corporate Way        Peabody, MA        Administrative and Data Processing           19,000     Unemployment
                                                                                                   tax management

191 W. Schrock Road(1)   Westerville, OH    Administrative and Data Processing           18,000     Unemployment
                                                                                                   tax management

1195 Corporate Lake(1)   St. Louis, MO      Administrative and Data Processing           15,000     Unemployment
                                                                                                   tax management

300 East McBee Ave.      Greenville, SC     Administrative, Data Processing and Sales    14,000    Tax credits &
                                                                                                    incentives

410 Rodeo Road           North Platte, NB   Administrative and Data Processing           13,000     Unemployment
                                                                                                   tax management

7903 Allison Way         Arvada, CO         Administrative and Data Processing           13,000     Unemployment
                                                                                                   tax management

3400 Waterview Pkwy.     Richardson, TX     Administrative and Sales                      9,000    The Work Number
                                                                                                      services

(1)Lease expires in fiscal year 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq National Market under the symbol "TALX." On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006, to shareholders of record on December 19, 2005. The following table sets forth the high and low sales prices of our common stock as quoted in the Nasdaq National Market for each of the quarters since the beginning of fiscal 2005 through the end of fiscal 2006, retroactively adjusted for the effects of the 3-for-2 stock splits.

                                                        HIGH            LOW
                                                       ------          ------
FISCAL 2005:
   First quarter...................................    $11.02          $ 9.67
   Second quarter..................................     10.94            9.00
   Third quarter...................................     13.33           10.15
   Fourth quarter..................................     16.34           10.29

FISCAL 2006:
   First quarter...................................    $21.84          $11.94
   Second quarter..................................     27.57           17.84
   Third quarter...................................     32.53           20.71
   Fourth quarter..................................     36.76           25.70

On May 30, 2006, the last reported sale price on the Nasdaq National Market for our common stock was $26.50 per share. As of May 30, 2006, there were approximately 245 holders of record of our common stock.

During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. The following table sets forth dividends declared per share of common stock for the periods indicated, retroactively adjusted for the effects of the 3-for-2 stock splits:

                                                          DIVIDEND
                                                          DECLARED
                                                          --------
FISCAL 2005:
   First Quarter...................................       $   0.02
   Second Quarter..................................       $   0.03
   Third Quarter...................................       $   0.03
   Fourth Quarter..................................       $   0.03

FISCAL 2006:
   First Quarter...................................       $   0.03
   Second Quarter..................................       $   0.03
   Third Quarter...................................       $   0.03
   Fourth Quarter..................................       $   0.04

Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition and such other factors as the board may deem relevant. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding certain contractual restrictions on our ability to pay dividends that are found in our new loan agreement.

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                               TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                               SHARES PURCHASED    OF SHARES THAT MAY
                                          TOTAL NUMBER                       AS PART OF PUBLICLY    YET BE PURCHASED
                                           OF SHARES        AVERAGE PRICE      ANNOUNCED PLANS     UNDER THE PLANS OR
                 PERIOD                    PURCHASED        PAID PER SHARE     OR PROGRAMS (2)          PROGRAMS
----------------------------------------  ------------      --------------   -------------------   ------------------
January 1, 2006 to January 31, 2006.....           600(1)   $         0.01                    --            2,943,300
February 1, 2006 to February 28, 2006...            --                  --                    --            2,943,300
March 1, 2006 to March 31, 2006.........            --                  --                    --            2,943,300
                                          ------------      --------------   -------------------
     Total..............................           600      $         0.01                    --            2,943,300
                                          ============      ==============   ===================

(1) Represent restricted shares, after adjustment for the 3-for-2 stock split, that were forfeited by a former employee, for which we reimbursed the former employee. Accordingly, these share purchases are not considered a part of our publicly-announced share repurchase program.

(2) On May 10, 2005, our Board of Directors authorized us to repurchase up to three million shares of our stock, after adjustment for the 3-for-2 stock splits, in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 56,700 shares of our common stock, as adjusted for the 3-for-2 stock splits. All shares repurchased have been reissued in connection with restricted stock grants.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

This section presents our selected historical financial data and certain additional information. As discussed below, on April 22, 2003, we sold substantially all of the assets of our Human Resources and Benefits Application Services business. During July 2001 we acquired Ti3, Inc. and during March 2002, we acquired the unemployment cost management services business of Gates, McDonald & Company and James E. Frick, Inc., d/b/a The Frick Company. On July 1, 2003, we acquired Johnson and Associates. Effective April 1, 2004, we acquired certain businesses of Sheakley-Uniservice, Inc. and Sheakley Interactive Services, LLC. In October 2004, we acquired TBT Enterprises, Inc., UI Advantage, Inc. and Net Profit Inc., all of which specialize in employment-related tax credit and incentive services. On April 20, 2005, we acquired Jon-Jay Associates, Inc., which specializes in providing unemployment cost management services as well as an employment verification service. On April 26, 2005, we acquired the tax credits and incentives business of Glick & Glick Consultants, LLC. On November 1, 2005, we acquired the unemployment tax business of Employers Unity, Inc., and on December 15, 2005, we acquired the tax credits and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc. On April 6, 2006, we acquired Performance Assessment Network, Inc., or "PAN", a provider of secure, electronic-based psychometric testing and assessments, as well as comprehensive talent management services.

We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended March 31, 2006 from our consolidated financial statements. The consolidated financial statements for, and as of the end of, each of the years in the five-year period ended March 31, 2006 have been audited by KPMG LLP, independent registered public accounting firm. The financial information set forth below reflects the classification of the database, document services and Human Resources and Benefits Application Services businesses as discontinued operations.

The selected data in this section is not intended to replace the financial statements. You should read carefully the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of material uncertainties that might cause the data reflected herein not to indicate our future financial condition or results of operations, see "Item 1A. Risk Factors."

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006, to shareholders of record on December 19, 2005. Earnings per share and the weighted average number of common shares outstanding set forth below have been retroactively adjusted for the 3-for-2 stock splits.

                                                                                 YEARS ENDED MARCH 31,
                                                             --------------------------------------------------------------
                                                              2002 (1)     2003 (1)     2004 (1)       2005        2006
                                                             ----------   ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
   The Work Number services...............................   $   27,184   $   35,934   $   46,608   $   65,373   $  91,331
   Tax management services................................          848       74,645       73,667       90,208     114,420
   Customer premises systems..............................        3,480        1,708           --           --          --
   Maintenance and support................................        3,893        3,639        4,120        2,814       1,676
                                                             ----------   ----------   ----------   ----------   ---------
      Total revenues......................................       35,405      115,926      124,395      158,395     207,427
                                                             ----------   ----------   ----------   ----------   ---------
Cost of revenues:
   The Work Number services...............................        9,320       12,285       13,947       18,645      21,339
   Tax management services................................          450       38,337       37,986       45,064      55,289
   Customer premises systems..............................        2,652          997           --           --          --
   Maintenance and support................................        1,028          734        1,320        1,008         352
   Inventory write-down...................................          307           --           --           --          --
                                                             ----------   ----------   ----------   ----------   ---------
      Total cost of revenues..............................       13,757       52,353       53,253       64,717      76,980
                                                             ----------   ----------   ----------   ----------   ---------
Gross profit..............................................       21,648       63,573       71,142       93,678     130,447
                                                             ----------   ----------   ----------   ----------   ---------
Operating expenses:
   Selling and marketing..................................        6,333       18,902       23,862       27,693      32,700
   General and administrative.............................        7,454       25,180       26,052       32,845      42,658
   Restructuring charges..................................        2,627           --           --           --          --
   SEC settlement charge..................................           --           --           --        2,500          --
                                                             ----------   ----------   ----------   ----------   ---------
      Total operating expenses............................       16,414       44,082       49,914       63,038      75,358
                                                             ----------   ----------   ----------   ----------   ---------
Operating income .........................................        5,234       19,491       21,228       30,640      55,089
Other income (expense), net...............................        1,567       (1,358)        (845)      (2,725)     (4,477)
Income tax expense........................................        2,509        6,945        7,890       11,887      20,637
                                                             ----------   ----------   ----------   ----------   ---------
Earnings from continuing operations.......................        4,292       11,188       12,493       16,028      29,975
Income from discontinued operations, net..................            5        1,781          199          582         515
                                                             ----------   ----------   ----------   ----------   ---------
      Net earnings........................................   $    4,297   $   12,969   $   12,692   $   16,610   $  30,490
                                                             ==========   ==========   ==========   ==========   =========

Net earnings per common share (2):
   Basic:
      Continuing operations...............................   $     0.15   $     0.36   $     0.41   $     0.52   $     0.94
      Discontinued operations, net........................           --         0.06         0.01         0.02         0.02
                                                             ----------   ----------   ----------   ----------   ----------
         Net earnings.....................................   $     0.15   $     0.42   $     0.42   $     0.54   $     0.96
                                                             ==========   ==========   ==========   ==========   ==========
   Diluted:
      Continuing operations...............................   $     0.14   $     0.35   $     0.39   $     0.49   $     0.89
      Discontinued operations, net........................           --         0.06         0.01         0.02         0.01
                                                             ----------   ----------   ----------   ----------   ----------
         Net earnings.....................................   $     0.14   $     0.41   $     0.40   $     0.51   $     0.90
                                                             ==========   ==========   ==========   ==========   ==========

Cash dividends declared per common share..................   $     0.05   $     0.06   $     0.09   $     0.11   $     0.13
                                                             ==========   ==========   ==========   ==========   ==========

Weighted average number of common shares outstanding:
   Basic (2)..............................................   28,401,049   30,920,805   30,514,278   30,954,629   31,775,969
   Diluted (2)............................................   30,333,786   31,969,269   32,009,759   32,452,679   33,828,651

                                                                           MARCH 31,
                                                       ------------------------------------------------
                                                         2002      2003      2004      2005      2006
                                                       --------   -------   -------   -------   -------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...   $ 21,431   $ 9,409   $10,043   $19,014   $11,555
Working capital.....................................      2,862     1,616     5,996    24,816    28,491
Total assets........................................    179,819   172,795   213,990   246,919   347,545
Long-term debt plus capital leases..................     30,308    22,152    50,012    57,648   110,911
Shareholders' equity................................    115,991   123,183   133,817   151,864   186,298

ADDITIONAL INFORMATION:
Employment records in The Work Number database......     60,700    76,400    90,100   106,900   129,000
Employment records under contract (3)...............     70,200    82,000    97,200   113,100   136,300

----------
(1) In January 2004, we restated our consolidated financial statements as a result of adjustments to our customer premises systems business. The resulting restatement affected the fiscal years ended March 31, 1999 through 2003 and the first two quarters of fiscal year 2004. The restatement had practically no cumulative impact on our financial results or financial condition. It had the effect of reducing revenues by $955,000 for fiscal years 1999, 2000 and 2001 and increasing revenues by a similar amount in fiscal years 2002 and 2003. The impact on the fiscal years 2002 and 2003 was an increase in revenues of $610,000 and $384,000, respectively. In addition to the revenue adjustments, the related commissions associated with the revenues were adjusted accordingly and the income tax provisions were amended to reflect the impact of these restatements. After adjustment for the 3-for-2 stock splits, the annual impact to diluted earnings per share was an increase of $0.01 for both fiscal years 2002 and 2003.

(2) Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share and the dilutive effect of all restricted stock. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding, restricted stock outstanding, and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006, to shareholders of record on December 19, 2005. Earnings per share and the weighted average number of common shares outstanding have been retroactively adjusted for the 3-for-2 stock splits.

(3) Represents aggregate employment records included in The Work Number database and employment records under contract that have not yet been converted to the database.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements and other financial information included in this Form 10-K for the year ended March 31, 2006. See "Forward-Looking Statements" and "Item 1A. - Risk Factors".

OVERVIEW

We are a leading provider of payroll-related and human resources business process outsourcing services. Our services enable our clients to automate and outsource the performance of payroll and human resources business processes that would otherwise be performed by their own in-house payroll or human resources departments. Our clients are large and mid-size organizations, including more than three-fourths of the Fortune 500 companies in a wide variety of industries, as well as a number of government agencies.

Our current services include employment and income verification and other payroll-related services, unemployment tax management services, tax credit and incentive services, and employee assessment and talent management services.

      - Income Verification and Employment Services. Our employment and income verification services, which we refer to collectively as "The Work Number services," are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces. These tasks include verifying employment and income information, printing and distributing pay stubs and annual W-2 forms, collecting time-reporting data, updating employee personnel records on a self-service basis, and screening job applicants. As of March 31, 2006, The Work Number database, our proprietary database of payroll and other human resources-related information, contained approximately 129.0 million employee records and had contracts to receive an additional 7.3 million records. Authorized users such as mortgage lenders, pre-employment screeners, credit issuers, social service agencies and others access The Work Number service and pay us transaction-based or monthly service fees for verification of employment and income information.

      - Unemployment Tax Management Services. Through our unemployment tax management services, we provide unemployment insurance claims processing, unemployment hearing education and consultation, and unemployment tax planning and management services to a broad range of employers. These services are designed to reduce the cost of processing unemployment claims by human resources departments and to better manage the tax rate that employers are assessed for unemployment taxes.

      - Tax Credit and Incentive Services. Our services in the tax credits and incentives segment include assisting employers with federal, state and local tax credits. Examples of federal tax credit services include integrating work opportunity, or "WOTC", and welfare to work, or "WtW", tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. State and local tax credit services include assisting clients in identifying and calculating enterprise zone credits and job creation credits.

      - Employee Assessment and Talent Management Services. Beginning in fiscal year 2007, through our employee assessment and talent management services, we provide testing and assessment services, as well as talent management services that are designed to enable organizations to automate and improve their human capital management business processes. With our employee assessment and talent management services, clients can electronically deliver the assessments to applicants and arrange the administering or proctoring of the assessments at pre-qualified testing centers. Using an online dashboard, clients can manage open positions and direct active applicants through the entire assessment and selection process, including external tests such as a drug test.

TALX services are enabled by our proprietary databases and applications that are designed to quickly and efficiently access and process large volumes of data. We employ web, interactive voice response, fax, document imaging and other technologies to enhance the services offered to our clients. We can interact with various payroll and human resources systems, and are virtually independent of the information technology services our clients select.

As a result of recent acquisitions discussed in " -- Acquisitions" below, in the third quarter of fiscal year 2006, we determined that we operate in four business segments. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were previously presented together as one segment.

Our services and products fall within four business segments: The Work Number services, unemployment tax management, tax credits and incentives, and customer premises systems and related maintenance and support. The Work Number services include our employment verification and services, W-2 eXpress, ePayroll, FasTime, HireXpress, and I-9 eXpress; unemployment tax management includes our employment tax consulting and claim processing operations and unemployment tax planning services; tax credits and incentives include federal, state and local tax credit and incentive services; and maintenance and support relates to a business we are phasing out.

We are assessing the impact of the April 6, 2006 acquisition of Performance Assessment Network, Inc., or PAN, on our current segment classifications. See " -- Acquisitions" below.

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding throughout this Annual Report on Form 10-K have been retroactively adjusted for the 3-for-2 stock splits.

RECENT PERFORMANCE

We achieved record revenues and gross margin in fiscal 2006. We successfully executed our strategies and emphasized cross-selling services to our existing client base. We continued to make strategic acquisitions and realized operational efficiencies as we integrated these acquisitions. Additionally, we broadened our portfolio of services, both through innovations in-house and through our strategic acquisitions. Our revenues rose 31 percent to $207.4 million in fiscal year 2006 compared to $158.4 million in the prior year. Our earnings from continuing operations in fiscal 2006 increased 87 percent to $30.0 million, or $0.89 per diluted share. Earnings from continuing operations totaled $16.0 million, or $0.49 per diluted share, in fiscal 2005.

The Work Number services achieved record revenues in fiscal year 2006, increasing 40 percent to $91.3 million compared to $65.4 million in the prior year. Growth in revenues was primarily attributable to the increased records in the database, coupled with the continued broadening of our verifier base. Additionally, the acquisitions of the Jon-Jay and Employers Unity employment verification businesses also contributed to the increase in revenues in fiscal year 2006. Through a program we call REACH, we are seeking to increase the number of transactions within our existing verifier base vertically by expanding usage with verifiers that have multiple locations and integrating our services with the verifiers' systems and processes. Also through the REACH program, we are seeking to increase transactions horizontally across multiple office branches and services at verifier clients by identifying additional usages for The Work Number database within our existing verifier base. Additionally, through a focused marketing campaign, we have gained additional verifiers, particularly within the consumer finance area. Gross margin for this business improved 510 basis points to 76.6 percent from 71.5 percent the year before. The increase in gross margin was due primarily to higher revenue levels and improved leveraging of our operational infrastructure.

The total number of employment records on The Work Number services increased to
129.0 million at March 31, 2006 from 106.9 million a year ago, representing a 21 percent increase. Total employment records under contract, including those in contract backlog to be added to the database, increased 21 percent to 136.3 million at March 31, 2006 from 113.1 million a year earlier.

Each employee included in our clients' payroll data represents an employment record on The Work Number database. This payroll data is uploaded to The Work Number database, updating each employee's record. If the employee is no longer employed by a client, the existing record remains intact. Thus, The Work Number database includes all our clients' current employees, as well as former employees.

Revenues in the unemployment tax management business increased 19 percent to $100.8 million, compared to $85.0 million in the prior year. The increase in revenue was primarily attributable to the acquisitions in fiscal year 2006, as noted below. The unemployment tax management business continued to be an important contributor to our overall profitability as well as to the growth in The Work Number services, resulting from selling those services to our unemployment tax management client base. Gross margin in the unemployment tax management business increased 120 basis points to 49.8 percent from 48.6 percent in the 2005 fiscal year. The improved gross margin was primarily a result of efficiencies achieved as acquisitions are integrated.

Revenues in the tax credits and incentives business increased 161 percent to $13.6 million, compared to $5.2 million in the prior year. The increase in revenue was primarily a result of our acquisitions in fiscal year 2006, as noted below. Gross margin in the tax credits and incentives business declined to 65.4 percent from 73.8 percent in fiscal year 2005, primarily due to higher revenue levels in fiscal year 2005 following the temporary lifting of the hiatus on Work Opportunity and Welfare to Work tax credits in October 2004.

ACQUISITIONS

On April 6, 2006, we acquired PAN, a provider of secure, electronic-based psychometric testing and assessments, as well as comprehensive talent management services, for approximately $75 million, including transaction costs, subject to certain post-closing adjustments. The purchase price was determined based on arms'-length negotiations, and was paid in cash financed through our Loan Agreement as discussed below in " - Liquidity and Capital Resources." The acquisition agreement provides for indemnification of the Company by the sellers for certain pre-closing liabilities and obligations of the business, subject to certain limitations. An escrow account, maintained pursuant to the terms of the escrow agreement, is also available until eighteen months following the purchase to satisfy the indemnification obligations under the purchase agreement, subject to certain limitations described in the acquisition agreement. Of the purchase price, $10.0 million was paid into the escrow account. PAN had revenues of approximately $25.0 million in its fiscal year ended March 31, 2006.

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

On April 20, 2005, we acquired Jon-Jay Associates, Inc., which specializes in providing unemployment cost management services as well as an employment verification service. On April 26, 2005, we acquired the tax credits and incentives business of Glick & Glick Consultants, LLC. Total revenues for these businesses were approximately $12.0 million for calendar year 2004. On November 1, 2005, we acquired the unemployment tax business of Employers Unity, Inc., which had revenues of approximately $14.0 million in 2004. On December 15, 2005, we acquired the tax credits and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc., which had revenues of approximately $6.0 million in 2004.

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

Revenues from The Work Number are realized primarily from transaction or monthly fees and, to a lesser degree, based on up-front set-up fees and periodic maintenance fees. Revenues for transaction fees are recognized in the period that they are earned, based on fees charged to users at the time they conduct verifications of employment and income. In accordance with Staff Accounting Bulletin No. 104, the revenue for set-up fees and monthly maintenance fees is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period.

Revenue for our W-2 service is recognized evenly from the time the service is available for use by TALX clients through the end of the service period. Additionally, we have some clients that are billed for this service on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

We charge ePayroll clients on a per-employee, per-month basis, plus an initial set-up fee. Revenue for the initial set-up fees is recognized evenly over the initial contract period, beginning with the date the client is "live" on our system. Per-employee, per-month fees are recognized as revenue in the period the service is provided.

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

Revenues from our unemployment tax management services are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Unemployment tax management revenue that is contingent upon achieving certain performance criteria is recognized when those criteria are met.

We realize revenues in our tax credits and incentives business on a contingent basis, as a percentage of the tax credits and incentives delivered to our clients. Revenues related to WOTC and WtW tax credits are recognized after the applicable state government has certified the eligibility of the client's employee and the employee has worked the required number of hours to receive the credit. Revenue related to state and local tax credits and certain other federal tax credits is recognized based on milestones achieved, calculation of the underlying credit, or the client's utilization of the underlying credit, depending upon the provisions of the contract.

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

Deferred revenue represents the unearned portion of The Work Number set-up fees, unemployment tax management and maintenance fees.

Commissions paid are deferred and charged to expense proportionally over the related service period.

Direct expenses related to cost of revenues are tracked separately for each service we provide. Incremental direct costs that are related to the origination of a client contract are expensed as incurred.

BUSINESS COMBINATIONS AND INTANGIBLE ASSET VALUATION: In connection with the acquisitions of Ti3, Inc.; the unemployment cost management services business of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; James E. Frick, Inc., d/b/a The Frick Company; Johnson and Associates; the Sheakley Businesses; TBT Enterprises, Incorporated and UI Advantage, Inc.; Net Profit, Inc.; Jon-Jay Associates, Inc.; the tax credits and incentives business of Glick & Glick Consultants, LLC; the unemployment tax business of Employers Unity, Inc.; and the tax credits and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc., we acquired certain identifiable intangible assets. We recorded these assets in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations." Effective April 6, 2006, we acquired PAN. We will record this acquisition in accordance with SFAS No. 141, "Business Combinations."

Effective April 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We reviewed our goodwill and intangible assets as of December 31, 2005 and determined that no impairment existed.

CAPITALIZED SOFTWARE: Software development costs are expensed as incurred until technological feasibility is achieved, after which time they are capitalized on a product-by-product basis. We amortize capitalized software development costs evenly over the remaining estimated economic life of the product, generally three to five years. We begin amortization of capitalized software development costs when the product is available for general release to clients. We review all capitalized software assets for impairment as of each balance sheet date. Upon determination of any impairment, we write down the asset to the appropriate value in the period that the impairment is determined.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. See Note 1 to our consolidated financial statements contained in this Annual Report on Form 10-K which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123r, "Share-Based Payments" ("SFAS No. 123r"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The provisions of SFAS No. 123r are effective for the first annual reporting period that begins after June 15, 2005. We have adopted this standard effective April 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123r. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Had we adopted SFAS No. 123r in prior periods, we believe the impact of that standard would have approximated the impact of SFAS No. 123 as described in the "Accounting for Stock-Based Compensation" disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. We expect to report stock-based compensation expense of approximately $2.0 million, net of taxes, in fiscal 2007 following the adoption of SFAS 123r.

RESULTS OF OPERATIONS

The following tables set forth (1) revenues and gross margin, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                                     YEARS ENDED MARCH 31,
                                                                ------------------------------
                                                                  2004       2005      2006
                                                                --------   --------   --------
                                                                        (IN THOUSANDS)
Revenues:
   The Work Number services................................     $ 46,608   $ 65,373   $ 91,331
   Unemployment tax management.............................       73,008     85,009    100,826
   Tax credits and incentives..............................          659      5,199     13,594
   Maintenance and support.................................        4,120      2,814      1,676
                                                                --------   --------   --------
      Total revenues.......................................     $124,395   $158,395   $207,427
                                                                --------   --------   --------
Gross profit:
   The Work Number services................................     $ 32,661   $ 46,728   $ 69,992
   Unemployment tax management.............................       35,217     41,309     50,243
   Tax credits and incentives..............................          464      3,835      8,888
   Maintenance and support.................................        2,800      1,806      1,324
                                                                --------   --------   --------
      Total gross profit...................................     $ 71,142   $ 93,678   $130,447
                                                                --------   --------   --------

                                                                          YEARS ENDED MARCH 31,
                                                                          ---------------------
                                                                          2004    2005    2006
                                                                          ----    ----    ----
Gross margin percentage by revenue category:
   The Work Number services........................................       70.1%   71.5%   76.6%
   Unemployment tax management.....................................       48.2    48.6    49.8
   Tax credits and incentives......................................       70.4    73.8    65.4
   Maintenance and support.........................................       68.0    64.2    79.0

                                                                       YEARS ENDED MARCH 31,
                                                                      ------------------------
                                                                      2004     2005     2006
                                                                      -----    -----    -----
PERCENTAGE OF TOTAL REVENUES
Revenues:
   The Work Number services........................................    37.5%    41.2%    44.0%
   Unemployment tax management.....................................    58.7     53.7     48.6
   Tax credits and incentives......................................     0.5      3.3      6.6
   Maintenance and support.........................................     3.3      1.8      0.8
                                                                      -----    -----    -----
      Total revenues...............................................   100.0    100.0    100.0
Cost of revenues...................................................    42.8     40.9     37.1
                                                                      -----    -----    -----
Gross margin.......................................................    57.2     59.1     62.9
                                                                      -----    -----    -----
Operating expenses:
   Selling and marketing...........................................    19.2     17.5     15.8
   General and administrative......................................    20.9     20.7     20.5
   SEC settlement charge...........................................      --      1.6       --
                                                                      -----    -----    -----
      Total operating expenses.....................................    40.1     39.8     36.3
                                                                      -----    -----    -----
Operating income...................................................    17.1     19.3     26.6
Other expense, net.................................................    (0.7)    (1.7)    (2.2)
                                                                      -----    -----    -----
   Earnings from continuing operations before income tax expense...    16.4     17.6     24.4
Income tax expense.................................................     6.3      7.5      9.9
                                                                      -----    -----    -----
   Earnings from continuing operations.............................    10.1     10.1     14.5
Discontinued operations, net.......................................     0.1      0.4      0.2
                                                                      -----    -----    -----
   Net earnings....................................................    10.2%    10.5%    14.7%
                                                                      =====    =====    =====

As discussed in Note 5 of Notes to Consolidated Financial Statements, effective April 1, 2004, we acquired substantially all of the assets and assumed certain liabilities of the unemployment compensation, employment verification and applicant screening and hiring workflow services businesses of Sheakley-Uniservice, Inc. and its wholly owned subsidiary, Sheakley Interactive Services, LLC. Additionally, on October 15, 2004, we completed the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as "TBT Enterprises." On October 25, 2004, we completed the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. On April 20, 2005, we acquired Jon-Jay Associates, Inc., which specializes in providing unemployment cost management services as well as an employment verification service. On April 26, 2005, we acquired the tax credits and incentives business of Glick & Glick Consultants, LLC. On November 1, 2005, we acquired the unemployment tax business of Employers Unity, Inc., and on December 15, 2005, we acquired the tax credits and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc.

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

Revenues.

                                                                   YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2004       2005       2006
                                                              --------   --------   --------
                                                                     (IN THOUSANDS)
The Work Number services.................................     $ 46,608   $ 65,373   $ 91,331
Unemployment tax management..............................       73,008     85,009    100,826
Tax credits and incentives...............................          659      5,199     13,594
Maintenance and support..................................        4,120      2,814      1,676
                                                              --------   --------   --------
   Total revenues........................................     $124,395   $158,395   $207,427
                                                              --------   --------   --------

Total revenues increased 31.0% to $207.4 million in fiscal 2006 from $158.4 million in fiscal 2005 and $124.4 million in fiscal 2004.

      The Work Number services segment

Revenues from The Work Number services increased 39.7% to $91.3 million in fiscal 2006 from $65.4 million in fiscal 2005 and $46.6 million in fiscal 2004. Growth in revenues was primarily attributable to the increased records in the database, coupled with the continued broadening of our verifier base. Additionally, the acquisitions of the Jon-Jay and Employers Unity employment verification businesses also contributed to the increase in revenues in fiscal year 2006. Through a program we call REACH, we are seeking to increase the number of transactions within our existing verifier base vertically by expanding usage with verifiers that have multiple locations and integrating our services with the verifiers' systems and processes. Also through the REACH program, we are seeking to increase transactions horizontally across multiple office branches and services at verifier clients by identifying additional usages for The Work Number database within our existing verifier base. Finally, through a focused marketing campaign, we have gained additional verifiers, particularly within the consumer finance area. The increase in fiscal 2005 was due primarily to an increase in transaction volume resulting from marketing efforts directed to verifiers and employers, the continued growth of the database, the REACH program, and the acquisitions of the Sheakley employment verification business and HireXpress, our applicant screening and hiring workflow services business.

The mortgage industry, the consumer finance industry, and pre-employment screeners are the primary revenue generators for The Work Number. Verifications in the consumer finance area increased significantly in fiscal year 2006 as we have focused on extending our reach to additional consumer finance lenders, such as lenders for automobile, furniture and appliance loans. Mortgage-related verifications declined as a percentage of total verifications in fiscal year 2005 compared to the prior year primarily as a result of overall economic factors. The balance between mortgage-related and pre-employment-related verification revenues began to shift back from its widest spread in the first quarter of fiscal 2004 towards a more traditional balance towards the end of fiscal 2004. The table below indicates the percentage of The Work Number revenues contributed by types of verifiers during fiscal year 2005 and fiscal year 2006.

                                                                           QUARTERS ENDED
                                        -----------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
             REVENUE SOURCE               2004       2004        2004       2005        2005       2005        2005       2006
-------------------------------------   --------   ---------   --------   ---------   --------   ---------   --------   ---------
Pre-Employment.......................      18%        19%         18%        14%         19%        17%         18%        14%
Mortgage.............................      35         34          35         27          34         34          33         28
Consumer Finance.....................      16         21          21         24          23         28          27         22
Social Services......................      13          8           8          8           9          9           9          9
Other................................       5          5           5          2           2          2           2          1
Complementary Work Number Services...      13         13          13         25          13         10          11         26

As of the end of fiscal year 2006, we had 129.0 million employment records on The Work Number services database, a 21% increase from fiscal year 2005. Total employment records under contract, including those in the contract backlog to be added to the database, represented 136.3 million records, a 21% increase from fiscal year 2005.

We generally receive regular feeds of payroll data from each client. Each employee included in our clients' payroll data represents an employment record on The Work Number database. This payroll data is uploaded to The Work Number database, updating each employee's record. If the employee is no longer employed by a client, the existing record remains intact. Thus, The Work Number database includes all our clients' current employees, as well as former employees.

Our W-2 eXpress services also experienced strong growth in fiscal 2006 and 2005. We had 12.1 million W-2s on our system for fiscal 2006, representing an increase of 18.6% over fiscal 2005. W-2s on our system increased 20.0% in fiscal 2005 compared to fiscal 2004.

      Unemployment tax management segment

Revenues in the unemployment tax management business increased 19 percent to $100.8 million, compared to $85.0 million in the prior year. The increase in revenue was primarily attributable to the acquisitions of Jon-Jay Associates, Inc. and Employers Unity, Inc. in fiscal year 2006. Revenues from unemployment tax management increased 16.4% to $85.0 million in fiscal 2005 from $73.0 million in fiscal 2004 primarily as a result of our acquisition of the Sheakley Businesses.

Unemployment tax management revenues consist of multi-year contracts that provide a solid revenue base with upside potential through contingency billings from tax consulting or additional billings if certain performance measures exceed contractually set levels. Revenues may also vary if the number of claims processed exceeds or falls below contractually set levels. Claims activity has trended down over the last two years, but remained steady over the last half of fiscal 2006.

      Tax credits and incentives segment

Revenues in the tax credits and incentives business increased 161 percent to $13.6 million, compared to $5.2 million in the prior year. The increase in revenue was primarily a result of our acquisitions of Glick & Glick Consultants, LLC and Management Insights, Inc. in fiscal year 2006 and inclusion of a full year of revenues from our fiscal year 2005 acquisitions of Net Profit, Inc. and TBT Enterprises. Revenues from tax credits and incentives increased to $5.2 million in fiscal 2005 from $0.7 million in fiscal 2004 primarily as a result of our acquisitions of Net Profit, Inc. and TBT Enterprises in fiscal 2005.

      Maintenance and support segment

Revenues from maintenance and support related to the former customer premises systems business declined to $1.7 million in fiscal 2006, compared to $2.8 million in fiscal 2005 and $4.1 million in fiscal 2004. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of our clients, we have agreed to extend these support services until December 31, 2006. We anticipate revenues from maintenance and support will continue to decrease over time from current levels.

Gross Profit and Gross Margin.

                                             YEARS ENDED MARCH 31,
                                         ------------------------------
                                          2004        2005       2006
                                         -------    -------    --------
                                                 (IN THOUSANDS)
  The Work Number services............   $32,661    $46,728    $ 69,992
  Unemployment tax management.........    35,217     41,309      50,243
  Tax credits and incentives..........       464      3,835       8,888
  Maintenance and support.............     2,800      1,806       1,324
                                         -------    -------    --------
     Total gross profit...............   $71,142    $93,678    $130,447
                                         -------    -------    --------

Gross margin percentage by segment:
  The Work Number services............      70.1%      71.5%       76.6%
  Unemployment tax management.........      48.2       48.6        49.8
  Tax credits and incentives..........      70.4       73.8        65.4
  Maintenance and support.............      68.0       64.2        79.0
     Total gross margin percentage....      57.2%      59.1%       62.9%

Total gross profit increased 39.3% to $130.4 million in fiscal 2006 from $93.7 million in fiscal 2005 and $71.1 million in fiscal 2004. Total gross margin increased to 62.9% in fiscal 2006 from 59.1% in fiscal 2005 and 57.2% in fiscal 2004.

      The Work Number segment

The Work Number services gross profit increased 49.8% to $70.0 million in fiscal 2006 from $46.7 million in fiscal 2005 and $32.7 million in fiscal 2004. Gross margin increased to 76.6% in fiscal 2006 from 71.5% in fiscal 2005 and 70.1% in fiscal

2004. The increases in gross profit and gross margin were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure.

      Unemployment tax management segment

Unemployment tax management gross profit increased 21.6% to $50.2 million, or 49.8% of corresponding revenue, in fiscal 2006 from $41.3 million, or 48.6% of corresponding revenue, in fiscal 2005 and $35.2 million, or 48.2% of corresponding revenue, in fiscal 2004. The increases in gross profit and gross margin in fiscal years 2006 and 2005 were due primarily to higher revenues, as well as cost savings realized through our consolidation of the operational infrastructure of various acquisitions. The unemployment tax management business has been an important contributor to our overall profitability as well as to the growth in The Work Number Services due to success in cross-selling The Work Number Services into the unemployment tax management client base.

      Tax credits and incentives segment

Tax credits and incentives gross profit increased 132.2% to $8.9 million, or 65.4% of corresponding revenue, in fiscal 2006 from $3.8 million, or 73.8% of corresponding revenue, in fiscal 2005 and $0.5 million, or 70.4% of corresponding revenue, in fiscal 2004. The increase in gross profit in fiscal years 2006 and 2005 was due primarily to higher revenues, as well as cost savings realized through our consolidation of the operational infrastructure of various acquisitions. The decline in gross margin in fiscal 2006 was primarily due to higher revenue levels increasing the gross margin in fiscal year 2005 following the temporary lifting of the hiatus on WOTC and WtW tax credits in October 2004.

      Customer premises systems and maintenance and support segment

Customer premises systems and maintenance and support gross profit decreased to $1.3 million from $1.8 million in fiscal 2005 and $2.8 million in fiscal 2004. The decline in gross profit was due to the lower revenues as we continue to phase out of this business.

Selling and Marketing Expenses. Selling and marketing expenses increased 18.1% to $32.7 million in fiscal 2006 from $27.7 million in fiscal 2005 and $23.9 million in fiscal 2004. As a percentage of revenues, such expenses decreased to 15.8% in fiscal 2006 compared to 17.5% in fiscal 2005 and 19.2% in fiscal 2004. The increase in expenses in fiscal 2006 was primarily due to increased commissions and incentives, which resulted from our higher revenues, as well as increased personnel as we developed a new sales and service team to market directly to prospective employer clients with fewer than 3,500 employees. Selling and marketing expenses as a percentage of revenues improved in fiscal 2006 as a result of the higher revenue levels, improved leveraging of our selling and marketing infrastructure and our continued focus on expense control. Increased selling and marketing expenses in fiscal 2005 were primarily due to increased commissions and incentives, which resulted from our higher revenues, as well as increased personnel as we developed a new sales and service team to market directly to verifiers.

General and Administrative Expenses. General and administrative expenses increased 29.9% to $42.7 million in fiscal 2006 from $32.8 million in fiscal 2005 and $26.1 million in fiscal 2004. The increase in general and administrative expenses in fiscal 2006 resulted primarily from additional amortization related to intangible assets from our recent acquisitions and the expansion of our infrastructure to accommodate our growing business and the financial consolidation of the acquisitions described in Notes 5 and 6 of Notes to Consolidated Financial Statements. As a percentage of revenues, such expenses decreased to 20.5% in fiscal 2006 compared to 20.7% in fiscal 2005 and 20.9% in fiscal 2004.

SEC Settlement Charge. As previously disclosed, the staff of the SEC conducted an investigation into the matters that were the subject of the restatements of our financial statements that we had announced on December 16, 2002, and January 5, 2004. In March 2005, the U.S. District Court for the Eastern District of Missouri entered a final judgment against us whereby we agreed, without admitting or denying any liability, to pay $2.5 million in civil penalties and not to violate certain provisions of the federal securities laws in the future. In addition, the SEC entered a cease and desist order whereby we agreed, without admitting or denying any liability, to pay one dollar in disgorgement and not to violate certain provisions of the federal securities laws in the future. Separately, William W. Canfield, our president and chief executive officer, entered into a settlement with the SEC related to its investigation against him in a related matter.

Other Income (Expense), Net. Other income (expense), net totaled $4.5 million of other expense in fiscal 2006, compared to $2.7 million in fiscal 2005 and $0.8 million in fiscal 2004. The increases in fiscal 2006 and 2005 were due to higher interest expense resulting from increased borrowings to fund our acquisitions in 2006 and 2005.

Income Tax Expense. Our effective income tax rate was 40.8%, 42.6%, and 38.7% in fiscal 2006, 2005 and 2004, respectively. The SEC settlement charge, as discussed above, was not tax deductible, causing a higher effective income tax rate in fiscal 2005.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth (1) specified unaudited statement of operations data (2) the gross margin percentage for each of our revenue categories, and (3) statement of operations data expressed as a percentage of our total revenues, in each case for each of the four quarters in fiscal 2006 and fiscal 2005. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. We believe that quarter-to-quarter comparisons of our financial results should not necessarily be relied upon as an indication of future performance.

We had initially recorded the SEC settlement charge in the first quarter of fiscal 2005 as other income (expense), net. It was reclassified to operating expenses in the accompanying table of quarterly results of operations to conform to current presentation to more accurately reflect the nature of this charge. As a result of the reclassification, previously reported operating income for the fiscal year 2005 first quarter should have been $2.8 million, as reflected in the table below.

                                                                              QUARTERS ENDED
                                               -----------------------------------------------------------------------------------
                                               JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,
                                                 2004      2004       2004      2005       2005      2005       2005      2006
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
    The Work Number services.................. $ 14,417  $  14,188  $ 15,558  $  21,210  $ 20,445  $  21,857  $ 21,904  $  27,125
    Unemployment tax management...............   20,710     21,572    20,901     21,826    23,052     23,344    26,193     28,237
    Tax credits and incentives................      190         90     2,704      2,215     2,873      2,699     3,785      4,237
    Maintenance and support...................      744        780       677        613       424        444       450        358
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
      Total revenues..........................   36,061     36,630    39,840     45,864    46,794     48,344    52,332     59,957
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
Gross profit:
    The Work Number services..................   10,225     10,257    11,372     14,874    15,715     17,178    17,026     20,073
    Unemployment tax management...............    9,676     10,759    10,211     10,663    11,187     11,602    13,121     14,333
    Tax credits and incentives................       90         30     2,134      1,581     1,963      1,675     2,652      2,598
    Maintenance and support...................      512        548       424        322       337        344       350        293
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
      Total gross margin......................   20,503     21,594    24,141     27,440    29,202     30,799    33,149     37,297
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
Operating expenses:
    Selling and marketing.....................    7,020      6,618     6,965      7,090     7,730      8,073     8,587      8,310
    General and administrative................    8,170      7,779     8,460      8,436    10,088     10,052    11,108     11,410
    SEC settlement charge.....................    2,500         --        --         --        --         --        --         --
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
      Total operating expenses................   17,690     14,397    15,425     15,526    17,818     18,125    19,695     19,720
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
Operating income..............................    2,813      7,197     8,716     11,914    11,384     12,674    13,454     17,577
                                               ========  =========  ========  =========  ========  =========  ========  =========
Net earnings from continuing operations....... $    198  $   3,930  $  4,813  $   7,087  $  6,425  $   7,151  $  7,422  $   8,977
                                               ========  =========  ========  =========  ========  =========  ========  =========
Net earnings.................................. $    356  $   4,059  $  4,966  $   7,229  $  6,627  $   7,177  $  7,644  $   9,042
                                               ========  =========  ========  =========  ========  =========  ========  =========
Diluted earnings from continuing operations
    per share................................. $   0.01  $    0.12  $   0.15  $    0.21  $   0.19  $    0.21  $   0.22  $    0.26
                                               ========  =========  ========  =========  ========  =========  ========  =========
Diluted earnings  per share................... $   0.01  $    0.13  $   0.15  $    0.22  $   0.20  $    0.21  $   0.22  $    0.26
                                               ========  =========  ========  =========  ========  =========  ========  =========

Gross margin percentage by segment:
    The Work Number services..................     70.9%      72.3%     73.1%      70.1%     76.9%      78.6%     77.7%      74.0%
    Unemployment tax management...............     46.7       49.9      48.9       48.9      48.5       49.7      50.1       50.8
    Tax credits and incentives................     47.4       33.3      78.9       71.4      68.3       62.1      70.1       61.3
    Maintenance and support...................     68.8       70.3      62.6       52.5      79.5       77.5      77.8       81.8

PERCENTAGE OF TOTAL REVENUES:
Revenues:
    The Work Number services..................     40.0%      38.7%     39.1%      46.3%     43.7%      45.2%     41.9%      45.2%
    Unemployment tax management...............     57.5       59.0      52.4       47.6      49.3       48.3      50.0       47.1
    Tax credits and incentives................      0.5        0.2       6.8        4.8       6.1        5.6       7.2        7.1
    Maintenance and support...................      2.0        2.1       1.7        1.3       0.9        0.9       0.9        0.6
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
      Total revenues..........................    100.0      100.0     100.0      100.0     100.0      100.0     100.0      100.0
Cost of revenues..............................     43.1       41.0      39.4       40.2      37.6       36.3      36.7       37.8
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
Gross margin..................................     56.9       59.0      60.6       59.8      62.4       63.7      63.3       62.2
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
Operating expenses:
    Selling and marketing.....................     19.5       18.1      17.5       15.4      16.5       16.7      16.4       13.9
    General and administrative................     22.7       21.3      21.2       18.4      21.6       20.8      21.2       19.0
    SEC settlement charge.....................      6.9        --         --         --        --         --        --         --
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
      Total operating expenses................     49.1       39.4      38.7       33.8      38.1       37.5      37.6       32.9
                                               --------  ---------  --------  ---------  --------  ---------  --------  ---------
Operating income..............................      7.8       19.6      21.9       26.0      24.3       26.2      25.7       29.3
                                               ========  =========  ========  =========  ========  =========  ========  =========
Net earnings from continuing operations.......      0.6       10.7      12.1       15.5      13.8       14.8      14.2       15.0
                                               ========  =========  ========  =========  ========  =========  ========  =========
Net earnings..................................      1.0       11.1      12.5       15.8      14.2       14.8      14.6       15.1
                                               ========  =========  ========  =========  ========  =========  ========  =========

See "Acquisitions" above regarding our acquisitions in fiscal years 2005 and 2006. Our revenues, margins and operating results have fluctuated in the past, and are likely to continue to fluctuate in the future, on an annual and quarterly basis, as a result of a number of factors, most of which are outside of our control, as discussed in "Item 1A. Risk Factors - Our quarterly and annual operating results may fluctuate significantly, which could cause our stock price to decline significantly."

SEASONALITY

Revenues generated from our W-2 eXpress service, which is part of The Work Number services segment, are particularly affected by seasonality and are principally earned in our fourth fiscal quarter.

Revenues generated from our unemployment tax management services are generally higher in the fourth fiscal quarter as certain client contracts allow us to bill additional fees based upon actual annual claims volumes. Additionally, our tax planning business has an inherent seasonality based upon the general nature of tax services.

CONTRACTUAL OBLIGATIONS

The following table summarizes certain of our contractual obligations as of March 31, 2006.

                                                PAYMENTS DUE BY PERIOD
                                                    (IN THOUSANDS)
                                 ------------------------------------------------------
                                            LESS THAN 1    1-3       3-5      MORE THAN
                                   TOTAL       YEAR       YEARS     YEARS      5 YEARS
                                 ------------------------------------------------------
Long-Term Debt Obligations....   $110,802   $        --   $   --   $110,802   $      --
Capital Lease Obligations.....        169            60       83         26          --
Operating Lease Obligations...     24,461         5,672    7,910      5,470       5,409
                                 --------   -----------   ------   --------   ---------
     Total....................   $135,432   $     5,732   $7,993   $116,298   $   5,409
                                 ========   ===========   ======   ========   =========

      In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. As of March 31, 2006, approximately $5.4 million in contingent payments have been made. We estimate that additional payments could range up to approximately $14 million and be payable over the next 18 months.

      Interest on long-term debt obligations is at variable rates and, therefore, has not been included in these contractual obligations. See "Liquidity and Capital Resources -- Long-term Debt -- Loan Agreement" below.

      As discussed below under "Liquidity and Capital Resources -- Long-term Debt," on May 25, 2006, we amended and restated our principal loan agreement and on May 25, 2006, we sold $75.0 million of secured senior guaranteed notes and used the proceeds to repay outstanding revolving loans under our loan agreement.

LIQUIDITY AND CAPITAL RESOURCES

                                        YEARS ENDED MARCH 31,
                                     ----------------------------
                                       2004      2005      2006
                                     --------   -------   -------
                                           (IN THOUSANDS)
Net cash provided by (used in):
   Operating Activities...........   $ 21,558   $30,049   $39,370
   Investing Activities...........    (48,258)  (35,194)  (98,193)
   Financing Activities...........     25,859     7,976    53,129

In recent years, we have financed our operations through cash flows from operating activities. In addition to cash provided by operating activities, we have access to a revolving credit facility, which we have used most recently primarily for acquisitions. On May 25, 2006, we completed a private placement of $75.0 million of senior guaranteed notes, as described below.

We generated cash from operating activities of $39.4 million in fiscal 2006, a $9.4 million increase compared to $30.0 million in fiscal 2005, primarily as a result of improved operating results.

Our principal sources and uses of cash during fiscal 2006 were as follows:

Sources:

      -     Generated $39.4 million from operations;

      - Borrowed $138.8 million under credit arrangements to finance acquisitions and refinance debt; and

      - Received proceeds of $6.9 million from the sale of short-term investments.

Uses:

      -     Acquisition of four businesses for a total of $87.1 million;

      -     Purchased $5.1 million in short-term investments;

      - Repaid $85.5 million under long-term debt facilities, including debt refinancings; and

      - Invested $12.9 million in property and equipment and capitalized software development.

Our net cash used in investing activities increased to $98.2 million in fiscal 2006 from $35.2 million in fiscal 2005. This increase was primarily due to $87.1 million of cash outlays for acquisitions and $12.9 million of investments in property, equipment, and capitalized software, partially offset by $1.8 million of net sales of short-term investments. At March 31, 2006, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to increase during the next 18 months as we integrate the operations of our new acquisitions and continue to invest in our data center infrastructure.

In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. In fiscal year 2006, approximately $5 million in contingent payments have been made. We estimate that additional payments could range up to approximately $14 million and be payable over the next 18 months.

Pursuant to an acquisition agreement dated April 6, 2006, we acquired PAN for approximately $75 million, including transaction costs, subject to certain post-closing adjustments. The purchase price was determined based on arms'-length negotiations, and was paid in cash financed through our Loan Agreement as discussed below in " - Long-Term Debt."

Net cash provided by financing activities was $53.1 million in fiscal 2006 compared to $8.0 million in fiscal 2005. The increase was due primarily to net borrowings under credit arrangements of $53.3 million in 2006 compared to $7.5 million in 2005. In both years, borrowings were used to fund acquisitions. Additionally, in fiscal 2006, we paid $3.8 million in dividends, received
$4.9 million from issuance of common stock in connection with employee benefit plans, and repurchased stock for $1.3 million.

Our working capital increased to $28.5 million at March 31, 2006 from $24.8 million at March 31, 2005. This increase was primarily due to increased accounts receivable as a result of our acquisitions in fiscal year 2006. Our accounts receivable increased $11.8 million to $31.5 million at March 31, 2006, compared to $19.7 million at March 31, 2005. The increase was primarily attributable to significantly higher revenues in the fiscal 2006 fourth quarter compared to the fourth quarter of the prior year.

Based on cash and cash equivalents on hand, together with anticipated cash flows from operations, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.

Our business strategy contemplates that we will consider acquisitions from time to time. We cannot assure you that we will make any such additional acquisitions or that any such acquisitions would be successful. We expect that such acquisitions may require that we access additional credit. As described below, our Loan Agreement will provide funding for certain possible future acquisitions subject to certain conditions. Except in these circumstances, we cannot assure you that additional credit would be available on acceptable terms. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates. Also, we have filed with the SEC a shelf registration statement regarding $125 million of our securities. The registration statement has been declared effective by the SEC and allows us to complete one or more offerings of our common stock, preferred stock, depositary shares, debt securities, purchase contracts, warrants and units from time to time in one or more public offerings. This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of any securities registered under the registration statement in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

During fiscal 2006, we continued our quarterly dividend program, declaring a $0.03 per share dividend in each of the first three quarters and a $0.04 per share dividend in the fourth quarter, as adjusted for the effects of the 3-for-2 stock split.

We are currently under examination by the Internal Revenue Service for the tax year ended March 31, 2004. We do not expect the results of this examination to have a material adverse effect on our financial condition or results of operations.

SHARE REPURCHASE PLAN

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

LONG-TERM DEBT

Loan Agreement. On April 14, 2005, we entered into a secured second amended and restated loan agreement, which we refer to as the "2005 Loan Agreement," with LaSalle Bank National Association, as administrative agent and the lenders party thereto, or collectively, the "Lenders," to replace the loan agreement in place at the time, which we refer to as the "2004 Loan Agreement," and refinance in full the $57.5 million outstanding loan balance at March 31, 2005. The 2005 Loan Agreement established a $100.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans.

On November 1, 2005, we amended the 2005 Loan Agreement to expand the availability under our revolving line of credit to $150.0 million, of which $39.2 million remained available as of March 31, 2006. On April 6, 2006, we entered into the second amendment to the 2005 Loan Agreement which, among other things, expanded the availability under our revolving line of credit to $200 million. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. The second amendment also revised and updated other terms, including the terms of some of the financial covenants under the Loan Agreement.

On May 25, 2006, concurrently with the issuance and sale of the $75.0 million principal amount of Senior Guaranteed Notes due May 25, 2014, which we refer to as the "Notes," we entered into a $150.0 million third amended and restated loan agreement, which we refer to as the "2006 Loan Agreement," with the Lenders to replace the 2005 Loan Agreement and refinance in full the $112.4 million outstanding loan balance on May 25, 2006, after giving effect to the repayment of $74.2 million of loans outstanding under the 2005 Loan Agreement from the proceeds of the Notes. The 2006 Loan Agreement established a $150.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans. The 2006 Loan Agreement includes an accordion feature that permits us to increase availability to $200 million under certain circumstances. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. In conjunction with the 2006 Loan Agreement, the Lenders released their security interests in our and our subsidiaries' assets and the stock of our subsidiaries, which had existed under the 2005 Loan Agreement.

The proceeds of loans made under the 2006 Loan Agreement may be used solely to refinance loans outstanding under the 2005 Loan Agreement and for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to finance permitted acquisitions meeting specified criteria, and to finance certain repurchases of our capital stock subject to specified limitations. The 2006 Loan Agreement is absolutely and unconditionally guaranteed by our material subsidiaries.

We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day's notice, pay accrued interest and otherwise make the applicable lenders whole. As the 2006 Loan Agreement is a revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2006 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010.

Advances under the revolving credit facility bear interest at rates we select, including a base rate or the LIBOR rate plus an applicable margin. The base rate is a variable rate equal to the greater of the Lender's prime rate or the federal funds rate plus 0.5%. The applicable margin for LIBOR rate loans will vary from 1.00% to 1.75%. Swingline loans will bear interest at the base rate. During the existence of an event of default, loans will bear additional interest of 2.00% per year.

We will pay a facility fee, payable on a quarterly basis in the amount equal to 0.25% of the unused portion of the revolving credit facility. If we utilize any letters of credit, we will pay a fronting fee equal to 0.125% of the face amount of each letter of credit, as well as a letter of credit fee equal to the aggregate undrawn amount of the letter of credit multiplied by the LIBOR margin in effect on the date the letter of credit is issued. We paid the Lenders an amendment fee equal to $50,000 on the effective date of the 2005 Loan Agreement, an amendment fee equal to $75,000 on November 1, 2005 in connection with the first amendment, and amendment fees in the aggregate amount of $55,000 in connection with the second amendment.

The 2006 Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of any loans, as described above. The 2006 Loan Agreement also requires compliance with certain financial covenants based on our minimum interest coverage (the ratio of EBIT minus dividends and income tax expense to interest expense), minimum EBITDA (as defined in the 2006 Loan Agreement and as adjusted for, among other things, approved acquisitions) and our ratio of total indebtedness to EBITDA (as so adjusted). The 2006 Loan Agreement also requires compliance with certain operating and other covenants which limit, without first obtaining written consent of the lenders, among other things, the ability of TALX and our subsidiaries to incur additional debt (with specified exceptions), sales of assets, changes in our capital structure, affiliate transactions, acquisitions, and distributions to our shareholders. The 2006 Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of six cents per share per calendar quarter, up to a maximum of $7.5 million per fiscal year so long as we are not in default at the time of the declaration. The 2006 Loan Agreement also contains various representations and warranties, regarding, among others, compliance with material laws, the accuracy of financial statements and other information delivered to the Lenders and the absence of material changes.

In the event of a default under the 2006 Loan Agreement, the Lenders may terminate the commitments made under the Loan Agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests.

 Note Placement. On May 25, 2006, we entered into a Note Purchase Agreement with several institutional investors for the issuance and sale by TALX in a private placement of our Senior Guaranteed Notes due May 25, 2014 in an aggregate principal amount of $75.0 million. We used the proceeds from the sale of the Notes to repay outstanding loans in the amount of $74.2 million under the 2005 Loan Agreement.

We are required to repay the principal amount of the Notes in five annual installments commencing on May 25, 2010 with the final payment of all principal then outstanding on May 25, 2014. We may prepay the Notes subject to certain restrictions and the payment of a make-whole amount. In addition, we may be required by the holders of the Notes to prepay the Notes upon the occurrence of a Change of Control, as defined in the Note Purchase Agreement. Under certain circumstances, we may also be required to use proceeds of certain asset dispositions to prepay a portion of the Notes.

Interest on the Notes of 6.89% per annum is payable semiannually until the principal becomes due and payable, provided, that the interest rate increases by 0.45% unless we increase equity capital by $75 million before September 30, 2006; provided further, if such increase takes place after September 30, 2006 and before September 30, 2007, then on and after the first day of the next fiscal quarter following the fiscal quarter in which such equity capital was raised, such additional interest will no longer accrue and be payable, and the interest rate on the Notes will return to 6.89% per annum, subject in any event to the immediately following sentence. To the extent permitted by law, upon the occurrence of an event of default, interest accrues on any amount due at a rate equal to the greater of 8.89% or 2.0% over prime as announced by LaSalle Bank National Association. Our obligations with respect to the Notes and the Note Purchase Agreement are absolutely and unconditionally guaranteed by our material subsidiaries.

The Note Purchase Agreement contains customary covenants, including compliance with laws, maintenance of insurance, keeping of books, conduct of business, maintenance of properties, payment of taxes, inspection of records, furnishing of quarterly and annual financial statements, quarterly compliance certificates and other financial information.

The Note Purchase Agreement also contains customary restrictive covenants including certain restrictions on transactions with affiliates, our Consolidated Net Worth (as defined in the Note Purchase Agreement), other indebtedness, including that of guarantor subsidiaries, our ratio of Consolidated Income Available for Fixed Charges to Consolidated Fixed Charges (as defined in the Note Purchase Agreement), our ratio of Consolidated Debt to Consolidated Operating Cash Flow (as defined in the Note Purchase Agreement), liens and encumbrances, consolidations and mergers, and sales of assets.

Except as described below, upon the happening of an event of default under the Note Purchase Agreement, the holder or holders of more than 50% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to us, declare all the Notes then outstanding to be immediately due and payable. If an event of default with respect to the payment of principal or interest on the Notes occurs, any holder or holders of the Notes at the time outstanding affected by such event of default may at any time at its or their option, by notice or notices to us, declare all of the Notes held by it or them to be immediately due and payable. If an event of default with respect to bankruptcy proceedings occurs, all of the Notes then outstanding will become immediately due and payable without any declaration or other act on the part of any holders of the Notes.

We have entered into an interest rate swap contract which has a notional amount of $14.0 million at March 31, 2006. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding revolving loans. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. Effective April 14, 2005, in connection with the refinancing of our credit facility existing at that time, we matched our existing interest rate swap to our outstanding borrowings. This strategy effectively converts a portion of our outstanding revolving loans into a fixed rate instrument over the term of the interest rate swap contract.

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

See "Item 1A. Risk Factors" for a detailed description of various risk factors.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," our credit facility bears interest at floating rates we select under the terms of the Loan Agreement.

As of March 31, 2006, we had $110.8 million principal outstanding on our credit facility, of which $14.0 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $1.0 million change to our annual interest expense, based on net variable rate borrowings of $96.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                  ------
TALX CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Management's Report on Internal Control Over Financial Reporting...............................     41

Reports of Independent Registered Public Accounting Firm.......................................   42, 43

Consolidated Balance Sheets as of March 31, 2005 and 2006......................................     44

Consolidated Statements of Earnings for the years ended March 31, 2004, 2005 and 2006..........     45

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended
      March 31, 2004, 2005 and 2006............................................................     46

Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2005 and 2006........     47

Notes to Consolidated Financial Statements.....................................................     48

        Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control - Integrated Framework.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the following acquisitions completed during fiscal year 2006: Jon-Jay Associates, Inc., Glick & Glick Consultants, LLC, Employers Unity, Inc. and Business Incentives, Inc., doing business as Management Insights, Inc. Total revenues of these entities for the periods from the respective acquisitions through March 31, 2006 were $19,000,000. These entities were acquired for total consideration of $83,000,000, subject to certain contingent purchase price adjustments. Refer to Note 5 of Notes to Consolidated Financial Statements for further discussion of these acquisitions and their impact on our consolidated financial results.

Our management has concluded that, as of March 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included on page 43 herein.

TALX Corporation

by: /s/  William W. Canfield            by:  /s/ L. Keith Graves
President, Chief Executive Officer      Senior Vice President, Chief Financial
and Chairman of the Board               Officer and Assistant Secretary

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of TALX Corporation:

We have audited the accompanying consolidated balance sheets of TALX Corporation and subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
St. Louis, Missouri
May 31, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of TALX Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that TALX Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by COSO.

The Company acquired Jon-Jay Associates, Inc., Glick & Glick Consultants, LLC, Employers Unity, Inc. and Business Incentives, Inc., doing business as Management Insights, Inc., during the year ended March 31, 2006. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, these entities' internal control over financial reporting associated with total revenues of $19,000,000, included in the consolidated financial statements of the Company for the periods from the respective acquisitions through March 31, 2006. These entities were acquired for total consideration of $83,000,000, subject to certain contingent purchase price adjustments. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated May 31, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
May 31, 2006

                        TALX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                                       MARCH 31,
                                                                                                ----------------------
                                                                                                   2005        2006
                                                                                                ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents.................................................................   $  11,399    $   5,705
   Short term investments ...................................................................       7,615        5,850
   Accounts receivable, less allowance for doubtful accounts of $3,173 at March 31, 2005
       and $3,731 at March 31, 2006 .........................................................      19,718       31,527
   Unbilled receivables .....................................................................       3,713        5,911
   Prepaid expenses and other current assets ................................................       5,282        6,576
   Deferred tax assets, net .................................................................       1,683        2,580
                                                                                                ---------    ---------
      Total current assets ..................................................................      49,410       58,149
Property and equipment, net .................................................................      11,414       16,037
Capitalized software development costs, net of amortization of $4,605 in 2005 and $6,329 in
   2006 .....................................................................................       3,374        4,059
Goodwill ....................................................................................     136,143      190,232
Other intangibles, net ......................................................................      45,448       77,434
Other assets ................................................................................       1,130        1,634
                                                                                                ---------    ---------
                                                                                                $ 246,919    $ 347,545
                                                                                                =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................................   $   2,054    $   2,257
   Accrued expenses and other liabilities ...................................................      16,502       19,219
   Dividends payable ........................................................................         835        1,289
   Deferred revenue .........................................................................       5,203        6,893
                                                                                                ---------    ---------
      Total current liabilities .............................................................      24,594       29,658
Deferred tax liabilities, net ...............................................................      10,083       17,634
Long term debt, less current portion ........................................................      57,500      110,802
Other liabilities ...........................................................................       2,878        3,153
                                                                                                ---------    ---------
      Total liabilities .....................................................................      95,055      161,247
                                                                                                ---------    ---------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000 shares and no shares issued or
      outstanding at March 31, 2005 and 2006 ................................................          --           --
   Common stock, $0.01 par value; authorized 30,000,000 shares at March 31, 2005 and 75,000,000 shares at March 31, 2006, issued 20,922,011 shares at March 31,
      2005 and 32,225,321 at March 31, 2006 .................................................         209          322
   Additional paid-in capital ...............................................................     164,937      177,463
   Deferred compensation ....................................................................        (223)      (5,076)
   (Accumulated deficit) retained earnings ..................................................     (12,726)      13,467
   Accumulated other comprehensive income:
      Unrealized gain on interest rate swap contract, net of tax expense of $39 at March
         31, 2005 and $80 at March 31, 2006 .................................................          59          122
   Treasury stock, at cost, 42,275 shares at March 31, 2005 .................................        (392)          --
                                                                                                ---------    ---------
      Total shareholders' equity ............................................................     151,864      186,298
                                                                                                ---------    ---------
                                                                                                $ 246,919    $ 347,545
                                                                                                =========    =========

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                       YEARS ENDED MARCH 31,
                                                                           --------------------------------------------
                                                                               2004            2005            2006
                                                                           ------------    ------------    ------------
Revenues:
   The Work Number services ............................................   $     46,608    $     65,373    $     91,331
   Tax management services .............................................         73,667          90,208         114,420
   Maintenance and support .............................................          4,120           2,814           1,676
                                                                           ------------    ------------    ------------
      Total revenues ...................................................        124,395         158,395         207,427
                                                                           ------------    ------------    ------------
Cost of revenues:
   The Work Number services ............................................         13,947          18,645          21,339
   Tax management services .............................................         37,986          45,064          55,289
   Maintenance and support .............................................          1,320           1,008             352
                                                                           ------------    ------------    ------------
      Total cost of revenues ...........................................         53,253          64,717          76,980
                                                                           ------------    ------------    ------------
      Gross profit .....................................................         71,142          93,678         130,447
                                                                           ------------    ------------    ------------
Operating expenses:
   Selling and marketing ...............................................         23,862          27,693          32,700
   General and administrative ..........................................         26,052          32,845          42,658
   SEC settlement charge ...............................................             --           2,500              --
                                                                           ------------    ------------    ------------
      Total operating expenses .........................................         49,914          63,038          75,358
                                                                           ------------    ------------    ------------
      Operating income .................................................         21,228          30,640          55,089
                                                                           ------------    ------------    ------------
Other income (expense), net:
   Interest income .....................................................             71             224             693
   Interest expense ....................................................           (919)         (2,944)         (5,165)
   Other, net ..........................................................              3              (5)             (5)
                                                                           ------------    ------------    ------------
      Total other income (expense), net ................................           (845)         (2,725)         (4,477)
                                                                           ------------    ------------    ------------
      Earnings from continuing operations before income tax expense ....         20,383          27,915          50,612
Income tax expense .....................................................          7,890          11,887          20,637
                                                                           ------------    ------------    ------------
      Earnings from continuing operations ..............................         12,493          16,028          29,975
Discontinued operations, net of income taxes:
   Earnings (loss) from discontinued operations, net ...................            173              15              (1)
   Gain on disposal of discontinued operations, net ....................             26             567             516
                                                                           ------------    ------------    ------------
      Earnings from discontinued operations ............................            199             582             515
                                                                           ------------    ------------    ------------
         Net earnings ..................................................   $     12,692    $     16,610    $     30,490
                                                                           ============    ============    ============

Basic earnings per share:
   Continuing operations ...............................................   $       0.41    $       0.52    $       0.94
   Discontinued operations .............................................           0.01            0.02            0.02
                                                                           ------------    ------------    ------------
      Net earnings .....................................................   $       0.42    $       0.54    $       0.96
                                                                           ============    ============    ============

Diluted earnings per share:
   Continuing operations ...............................................   $       0.39    $       0.49    $       0.89
   Discontinued operations .............................................           0.01            0.02            0.01
                                                                           ------------    ------------    ------------
      Net earnings .....................................................   $       0.40    $       0.51    $       0.90
                                                                           ============    ============    ============

Weighted average number of common shares outstanding:
   Basic ...............................................................     30,514,278      30,954,629      31,775,969
   Diluted .............................................................     32,009,759      32,452,679      33,828,651

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    YEARS ENDED MARCH 31, 2004, 2005 AND 2006
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                                ACCU-
                                                                                               MULATED     ACCUMULATED
                                                                   ADDITIONAL      DEFERRED    DEFICIT/      OTHER
                                                     COMMON         PAID-IN         COMPEN-    RETAINED_  COMPREHENSIVE   TREASURY
                                                      STOCK         CAPITAL         SATION     EARNINGS      INCOME        STOCK
                                                    ---------  -----------------  ----------  ----------  -------------  ---------
BALANCE AT MARCH 31, 2003.........................  $    140   $         162,773          --  $  (34,721) $        (158) $  (4,851)
Net earnings......................................        --                  --          --      12,692             --         --
Net unrealized gain on interest rate swap
   contract.......................................        --                  --          --          --            107         --
Total comprehensive income........................
Repurchase of 131,211 shares of common stock......        --                  --          --          --             --     (1,795)
Issuance of 239,401 shares of  treasury stock
   for benefit plans, net of tax benefit..........        --                 417          --        (932)            --      2,720
Cash dividends ...................................        --                  --          --      (2,575)            --         --
                                                   ---------   -----------------  ----------  ----------  -------------  ---------
BALANCE AT MARCH 31, 2004.........................       140             163,190          --     (25,536)           (51)    (3,926)
Net earnings......................................        --                  --          --      16,610             --         --
Net unrealized gain on interest rate swap
   contract.......................................        --                  --          --         ---            110         --
Total comprehensive income........................

Issuance of 317,657 shares of treasury stock
   for benefit plans, net of tax benefit..........        --               1,680          --        (612)            --      3,412
Issuance of 10,000 shares of restricted common
   stock .........................................        --                 136    $   (258)         --             --        122
Compensation expense..............................        --                  --          35          --             --         --
Issuance of 6,973,469 shares of common stock
   and 58,891 shares of treasury stock upon
   3-for-2 stock split............................        69                 (69)         --         (16)            --         --
Cash dividends ...................................        --                  --          --      (3,172)            --         --
                                                    --------  ------------------  ----------  ----------  -------------  ---------
BALANCE AT MARCH 31, 2005.........................       209             164,937        (223)    (12,726)            59       (392)
Net earnings......................................        --                  --          --      30,490             --         --
Net unrealized gain on interest rate swap
   contract.......................................        --                  --          --          --             63         --
Total comprehensive income........................
Issuance of 42,275 shares of treasury stock and
   436,769 shares of common stock for benefit
   plans, net of tax benefit......................         4               7,434          --          --             --        392
Repurchase of 37,800 shares of common stock.......        --                  --          --          --             --     (1,287)
Issuance of 158,450 shares of restricted common
   stock, net of tax benefit......................         1               4,005      (5,252)         --             --      1,287
Issuance of 68,062 shares of common stock for
   warrants, net of tax benefit ..................         1               1,194
Compensation expense..............................        --                  --         399          --             --         --
Issuance of 10,677,829 shares of common stock
   upon 3-for-2 stock split.......................       107                (107)         --         (35)            --         --
Cash dividends ...................................        --                  --          --      (4,262)            --         --
                                                    --------  ------------------  ----------  ----------  -------------  ---------
BALANCE AT MARCH 31, 2006.........................  $    322  $          177,463  $   (5,076) $   13,467  $         122  $      --
                                                    ========  ==================  ==========  ==========  =============  =========

                                                       COMPRE-         TOTAL
                                                       HENSIVE      SHAREHOLDERS'
                                                       INCOME          EQUITY
                                                    -------------   -------------
BALANCE AT MARCH 31, 2003.........................                  $     123,183
Net earnings......................................  $       12,692         12,692
Net unrealized gain on interest rate swap
   contract.......................................             107            107
                                                    --------------
Total comprehensive income........................  $       12,799
                                                    ==============
Repurchase of 131,211 shares of common stock......                         (1,795)
Issuance of 239,401 shares of  treasury stock
   for benefit plans, net of tax benefit..........                          2,205
Cash dividends ...................................                         (2,575)
                                                                    -------------
BALANCE AT MARCH 31, 2004.........................                        133,817
Net earnings......................................  $       16,610         16,610
Net unrealized gain on interest rate swap
   contract.......................................             110            110
                                                    --------------
Total comprehensive income........................  $       16,720
                                                    ==============
Issuance of 317,657 shares of treasury stock
   for benefit plans, net of tax benefit..........                          4,480
Issuance of 10,000 shares of restricted common
   stock .........................................                             --
Compensation expense..............................                             35
Issuance of 6,973,469 shares of common stock
   and 58,891 shares of treasury stock upon
   3-for-2 stock split............................                            (16)
Cash dividends ...................................                         (3,172)
                                                                    -------------
BALANCE AT MARCH 31, 2005.........................                        151,864
Net earnings......................................  $       30,490         30,490
Net unrealized gain on interest rate swap
   contract.......................................              63             63
                                                    --------------
Total comprehensive income........................  $       30,553
                                                    ==============
Issuance of 42,275 shares of treasury stock and
   436,769 shares of common stock for benefit
   plans, net of tax benefit......................                          7,830

Repurchase of 37,800 shares of common stock.......                         (1,287)
Issuance of 158,450 shares of restricted common
   stock, net of tax benefit .....................                             41

Issuance of 68,062 shares of common stock for
   warrants, net of tax benefit ..................                          1,195
Compensation expense..............................                            399
Issuance of 10,677,829 shares of common stock
   upon 3-for-2 stock split.......................                            (35)
Cash dividends ...................................                         (4,262)
                                                                    -------------
BALANCE AT MARCH 31, 2006.........................                  $     186,298
                                                                    =============

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED MARCH 31,
                                                                -----------------------------------
                                                                  2004         2005         2006
                                                                ---------    ---------    ---------
Cash flows from operating activities:
   Net earnings .............................................   $  12,692    $  16,610    $  30,490
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization .........................       8,211       10,624       13,242
      Non-cash compensation .................................          --           35          399
      Deferred taxes ........................................       3,108        2,518        3,235
      Net assets of business held for sale ..................         374           --           --
      Gain on swap agreement ................................          --           --          (59)
      Change in assets and liabilities, net of acquisitions:
         Accounts receivable, net ...........................       2,792       (2,990)      (7,780)
         Unbilled receivables ...............................      (1,098)      (1,999)      (1,799)
         Prepaid expenses and other current assets ..........      (7,670)       5,554       (1,149)
         Other assets .......................................        (231)         119         (702)
         Accounts payable ...................................        (186)         461           22
         Accrued expenses and other liabilities .............       4,582       (1,560)       5,992
         Deferred revenue ...................................      (1,094)         460       (2,774)
         Other liabilities ..................................          78          217          253
                                                                ---------    ---------    ---------
            Net cash provided by operating activities .......      21,558       30,049       39,370
                                                                ---------    ---------    ---------
Cash flows from investing activities:
   Additions to property and equipment ......................      (4,228)      (6,382)     (10,471)
   Change in restricted cash ................................     (38,645)      38,645           --
   Acquisitions, net of cash acquired .......................      (1,741)     (59,316)     (87,079)
   Capitalized software development costs ...................      (2,169)      (2,001)      (2,408)
   Proceeds from maturity of short-term investments .........         800           --           --
   Proceeds from sale of short-term investments .............       1,700        5,200        6,885
   Purchases of short-term investments ......................      (3,975)     (11,340)      (5,120)
                                                                ---------    ---------    ---------
      Net cash used in investing activities .................     (48,258)     (35,194)     (98,193)
                                                                ---------    ---------    ---------
Cash flows from financing activities:
   Dividends paid ...........................................      (2,435)      (3,020)      (3,809)
   Borrowings under long-term debt facility .................      38,747       18,000      138,802
   Repayments under long-term debt facility .................     (10,763)     (10,500)     (85,500)
   Issuance of common stock .................................       2,105        3,496        4,923
   Repurchase of common stock ...............................      (1,795)          --       (1,287)
                                                                ---------    ---------    ---------
      Net cash provided by financing activities .............      25,859        7,976       53,129
                                                                ---------    ---------    ---------
      Net increase (decrease) in cash and cash equivalents ..        (841)       2,831       (5,694)
Cash and cash equivalents at beginning of year ..............       9,409        8,568       11,399
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year ....................   $   8,568    $  11,399    $   5,705
                                                                =========    =========    =========

          See accompanying notes to consolidated financial statements.

                        TALX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Description of Business

We are a leading provider of payroll-related and human resources business process outsourcing services. Our services enable our clients to automate and outsource the performance of payroll and human resources business processes that would otherwise be performed by their own in-house payroll or human resources departments. Our clients are large and mid-size organizations, including more than three-fourths of the Fortune 500 companies in a wide variety of industries, as well as a number of government agencies. Our current services include employment and income verification and other payroll-related services, unemployment tax management services, tax credit and incentive services, and employee assessment and talent management services. Our services are enabled by our proprietary databases and applications that are designed to quickly and efficiently access and process large volumes of data. We employ web, interactive voice response, fax, document imaging and other technologies to enhance the services offered to our clients. We can interact with various payroll and human resources systems, but are virtually independent of the information technology services our clients select.

      (b) Principles of Consolidation

The consolidated financial statements include the accounts of TALX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c) Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

      (d) Short-term Investments

Short-term investments at March 31, 2006 consist of highly liquid money market account deposits. We classify our short-term investments in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. All other securities are classified as available-for-sale. All of our securities were classified as available-for-sale at March 31, 2006. Interest income is recognized when earned. Short-term investments classified as available-for-sale are stated at market value.

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

      (f) Property and Equipment

We record property and equipment at cost less accumulated depreciation and amortization. We depreciate property and equipment evenly over the assets' estimated useful lives. We amortize leasehold improvements evenly over the lesser of the useful life of the asset or lease term.

      (g) Product Development and Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility is achieved, after which time they are capitalized on a product-by-product basis. We amortize capitalized software development costs evenly over the remaining estimated economic life of the product, generally three to five years. We begin amortization of capitalized software development costs when the product is available for general release to clients. We review all capitalized software assets for impairment as of each balance sheet date. Upon determination of any impairment, we write the asset down to the appropriate value in the period that the impairment is determined.

      (h) Goodwill and Other Intangible Assets

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

      (i) Revenue Recognition, Unbilled Receivables and Deferred Revenue

All revenues are generally recognized pursuant to annual or multi-year contracts.

Revenues from The Work Number are realized primarily from transaction or monthly fees and, to a lesser degree, based on up-front set-up fees and periodic maintenance fees. Revenues for transaction fees are recognized in the period that they are earned, based on fees charged to users at the time they conduct verifications of employment and income. In accordance with Staff Accounting Bulletin No. 104, the revenue for set-up fees and monthly maintenance fees is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period.

Revenue for our W-2 service is recognized evenly from the time the service is available for use by TALX clients through the end of the service period. Additionally, we have some clients that are billed for this service on a transactional basis. For these clients, we recognize revenue on a monthly basis, as transactions occur.

We charge ePayroll clients on a per-employee, per-month basis, plus an initial set-up fee. Revenue for the initial set-up fees is recognized evenly over the initial contract period, beginning with the date the client is "live" on our system. Per-employee, per-month fees are recognized as revenue in the period the service is provided.

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

Revenues from our unemployment tax management services are recognized in the period that they are earned, evenly over the life of the contract. Transaction fees are recorded as the services are provided. Unemployment tax management revenue that is contingent upon achieving certain performance criteria is recognized when those criteria are met.

We realize revenues in our tax credits and incentives business on a contingent basis, as a percentage of the tax credits and incentives delivered to our clients. Revenues related to WOTC and WtW tax credits are recognized after the applicable state government has certified the eligibility of the client's employee and the employee has worked the required number of hours to receive the credit. Revenue related to state and local tax credits and certain other federal tax credits is recognized based on milestones achieved, calculation of the underlying credit, or the client's utilization of the underlying credit, depending upon the provisions of the contract.

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

Deferred revenue represents the unearned portion of The Work Number set-up fees, unemployment tax management and maintenance fees.

Commissions paid are deferred and charged to expense proportionally over the related service period.

Direct expenses related to cost of revenues are tracked separately for each service we provide. Incremental direct costs that are related to the origination of a client contract are expensed as incurred.

      (j) Concentration of Credit Risk

We sell our services and software in a variety of industries. No client represented over 10% of revenues in fiscal 2004, 2005 or 2006. We perform periodic credit evaluations of our clients' financial conditions and do not require collateral. Credit losses from clients have been within our expectations, and we believe the allowance for doubtful accounts adequately provides for any expected losses.

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

      (m) Derivative Financial Instruments

Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We do not hold or issue any derivative financial instruments for trading or speculative purposes.

      (n) Stock-Based Compensation

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

Compensation cost is calculated under a straight line basis. The following table presents our net earnings and earnings per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the years presented:

                                                                                MARCH 31,
                                                                --------------------------------------
                                                                    2004           2005         2006
                                                                -----------     ----------     -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, as reported .................................     $    12,692     $   16,610     $30,490
Stock-based employee compensation cost, net of taxes ......           1,544          1,456       1,685
                                                                -----------     ----------     -------
   Net earnings, pro forma ................................     $    11,148     $   15,154     $28,805
                                                                ===========     ==========     =======

Basic earnings per share:
   Net earnings, as reported ..............................     $      0.42     $     0.54     $  0.96
   Stock-based employee compensation cost, net of taxes ...            0.05           0.05        0.05
                                                                -----------     ----------     -------
      Net earnings, pro forma .............................     $      0.37     $     0.49     $  0.91
                                                                ===========     ==========     =======

Diluted earnings per share:
   Net earnings, as reported ..............................     $      0.40     $     0.51     $  0.90
   Stock-based employee compensation cost, net of taxes ...            0.05           0.04        0.05
                                                                -----------     ----------     -------
      Net earnings, pro forma .............................     $      0.35     $     0.47     $  0.85
                                                                ===========     ==========     =======

The fair value of option grants for fiscal 2004, 2005 and 2006 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 70%, 48%, and 50% in fiscal 2004, 2005 and 2006, respectively; risk-free interest rate of 3.00%, 4.07%, and 3.90% in fiscal 2004, 2005 and 2006, respectively; expected life of 7.0, 7.0, and 6.0 years in fiscal 2004, 2005 and 2006, respectively; and an expected dividend yield of 0.90%, 0.78%, and 0.63% in fiscal 2004, 2005 and 2006, respectively.

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123r, "Share-Based Payments" ("SFAS No. 123r"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The provisions of SFAS No. 123r are effective for the first annual reporting period that begins after June 15, 2005. We have adopted this standard effective April 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123r. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations.

      (o) Management's Use of Estimates

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

      (p) Litigation

When a contingency becomes probable and estimable a reserve is established in the consolidated financial statements. To the extent not recoverable by directors' and officers' liability insurance coverage, legal costs are expensed as incurred.

      (q) Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share and the dilutive effect of all restricted stock. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding, restricted stock outstanding, and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive.

(2) ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                      MARCH 31,
                                              ----------------------------
                                                 2005              2006
                                              -----------      -----------
                                                     (IN THOUSANDS)
Accounts receivable.......................    $    22,891      $    35,258
Less allowance for doubtful accounts......          3,173            3,731
                                              -----------      -----------
                                              $    19,718      $    31,527
                                              ===========      ===========

Billings to customers are made in accordance with the terms of the individual contracts.

The following table represents activity within our allowance for doubtful accounts for the years ended March 31, 2004, 2005 and 2006:

                                                         (IN THOUSANDS)
                                                         --------------
Balance at March 31, 2003.............................   $     1,183
     Additions........................................           560
     Write-offs.......................................          (647)
                                                         -----------
Balance at March 31, 2004.............................         1,096
     Additions........................................         1,045
     Acquisitions.....................................         1,506
     Write-offs.......................................          (474)
                                                         -----------
Balance at March 31, 2005.............................         3,173
     Additions........................................         1,840
     Acquisitions.....................................           185
     Write-offs.......................................         (1467)
                                                         -----------
Balance at March 31, 2006.............................   $     3,731
                                                         ===========

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        RANGE OF
                                                       ESTIMATED            MARCH 31,
                                                      USEFUL LIVES    -----------------------
                                                       (IN YEARS)        2005         2006
                                                     --------------   ---------    ----------
                                                                          (IN THOUSANDS)
Computer equipment................................       3-5          $  13,076    $   18,282
Office furniture and equipment....................      5-10              2,257         3,711
Software..........................................       3-5              9,078        12,959
Capitalized lease equipment.......................       3-5                 37            37
Automobile........................................        3                   7             7
Leasehold improvements............................      3-10              5,531         6,268
                                                                      ---------    ----------
                                                                         29,986        41,264
Less accumulated depreciation and amortization....                       18,572        25,227
                                                                      ---------    ----------
                                                                      $  11,414    $   16,037
                                                                      =========    ==========

Depreciation and amortization expense related to property and equipment was $4.9 million, $5.5 million, and $6.7 million for the years ended March 31, 2004, 2005 and 2006, respectively.

(4) PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Product development costs and amortization of capitalized software development costs for the years ended March 31, 2004, 2005 and 2006 are as follows:

                                                                               MARCH 31,
                                                            -------------------------------------------------
                                                                2004              2005              2006
                                                            -------------     -------------     -------------
                                                                            (IN THOUSANDS)
Product development costs charged to general and
   administrative expenses...............................   $       3,698     $       4,354     $       4,836
                                                            =============     =============     =============
Amortization of capitalized software development costs
   charged to cost of revenues...........................   $       1,594     $       1,813     $       1,724
                                                            =============     =============     =============

(5) ACQUISITIONS

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

Pursuant to an asset purchase agreement dated November 1, 2005, we acquired the unemployment tax management businesses of Employers Unity, Inc., for approximately $30 million, including transaction costs, subject to certain post-closing adjustments.

Pursuant to an asset purchase agreement dated December 15, 2005, we acquired the tax credit and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc., for approximately $24 million, including transaction costs, subject to certain post-closing adjustments.

In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. In fiscal year 2006, approximately $5 million in contingent payments have been made. We estimate that additional payments could range up to approximately $14 million and be payable over the next 18 months.

The following table summarizes the purchase price allocations of the estimated fair values of the assets acquired and liabilities assumed for the acquired businesses as of the effective dates of the acquisitions. The purchase price allocations for Employers Unity, Inc. and Management Insights, Inc. are preliminary, and final determinations of the required purchase accounting adjustments will be made upon the completion of our integration plans.

                                     JON-JAY ASSOCIATES,         GLICK & GLICK          EMPLOYERS UNITY,             MANAGEMENT
                                            INC.              CONSULTANTS, LLC                INC.                 INSIGHTS, INC.
                                    -----------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Cash and cash equivalents ........  $                170     $                 --     $                 --     $                 --
Accounts receivable, net .........                 1,036                      150                      955                    2,080
Other current assets .............                    53                       71                      419                      --
Property and equipment, net ......                   325                       --                      184                      105
Goodwill and intangible assets ...                26,040                    4,939                   31,705                   21,944
Other non-current assets .........                    25                       --                       --                       22
                                    --------------------     --------------------     --------------------     --------------------
   Total assets acquired .........                27,649                    5,160                   33,263                   24,151
                                    --------------------     --------------------     --------------------     --------------------

Deferred revenue ..............                    1,619                       --                    2,845                       --
Current liabilities ...........                      589                      113                      352                       73
Other non-current
  liabilities .................                    2,794                       --                       --                       --
                                    --------------------     --------------------     --------------------     --------------------
   Total liabilities assumed ..                    5,002                      113                    3,197                       73
                                    --------------------     --------------------     --------------------     --------------------

   Net assets acquired ........     $             22,647     $              5,047     $             30,066     $             24,078
                                    ====================     ====================     ====================     ====================

The table below reflects unaudited pro forma combined results of TALX and all businesses acquired in fiscal years 2005 and 2006, as if the acquisitions had occurred on April 1, 2004:

                                                       2005                      2006
                                               --------------------     --------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma revenues .........................   $            198,528     $            225,246
Pro forma net earnings .....................                 16,065                   31,614
Pro forma basic earnings per share .........                   0.52                     0.99
Pro forma diluted earnings per share .......                   0.50                     0.93

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2005.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisitions of Ti3, Inc.; the unemployment cost management services business of Gates, McDonald & Company, a subsidiary of Nationwide Mutual Insurance Company; James E. Frick, Inc., d/b/a The Frick Company; Johnson and Associates; the Sheakley Businesses; TBT Enterprises, Incorporated and UI Advantage, Inc.; Net Profit, Inc., Jon-Jay Associates, Inc., the tax credits and incentives business of Glick & Glick Consultants LLC, the unemployment tax management business of Employers Unity, Inc., and the tax credits and incentives business of Business Incentives, Inc., doing business as Management Insights, Inc., we acquired certain identifiable intangible assets. These acquisitions enhance our existing service offerings by allowing us to offer clients expanded services in connection with electronic time reporting, the processing of unemployment claims, and the processing of the federal work opportunity ("WOTC") and welfare to work ("WTW") tax credits, as well as assisting clients in calculating certain other federal and state tax credits. We recorded these assets in accordance with the Financial Accounting Standards Board SFAS No. 141, "Business Combinations".

Effective April 1, 2002, we adopted the SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. We reviewed our goodwill and intangible assets as of December 31, 2004 and 2005 and determined that no impairment existed.

The following table summarizes goodwill activity by segment for years ended March 31, 2005 and 2006:

                                                   THE WORK     UNEMPLOYMENT   TAX CREDITS
                                                    NUMBER         TAX             AND          MAINTENANCE
                                                   SERVICES      MANAGEMENT     INCENTIVES       AND SUPPORT        TOTAL
                                                  ----------    -----------   --------------    ------------     ------------
                                                                          (IN THOUSANDS)
March 31, 2004 ................................   $   23,843     $    82,089   $        807     $         --     $    106,739
  Acquisition of the Sheakley Businesses ......        5,499          11,916             --               --           17,415
  Acquisition of TBT Enterprises ..............           --              --          5,165               --            5,165
  Acquisition of Net Profit, Inc. .............           --              --          6,210               --            6,210
  Earn-out related to prior acquisition .......           --             614             --               --              614
                                                  ----------    ------------   ------------     ------------     ------------
March 31, 2005 ................................       29,342          94,619         12,182               --         136,143
  Earn-out related to prior acquisitions ......           --              --          5,000               --           5,000
  Additional acquisition costs and
         adjustments ..........................           --             (50)         1,117               --           1,067
  Acquisition of Jon-Jay Associates, Inc. .....       11,719           6,623             --               --          18,342

  Acquisition of Glick & Glick
         Consultants, LLC .....................           --              --          2,389              --            2,389

    Acquisition of Employers Unity, Inc. ......       2, 526          13,564             --              --           16,090
    Acquisition of Management Insights, Inc. ..           --              --         11,201              --           11,201
                                                  ----------     -----------   ------------    ------------     ------------

March 31, 2006 ................................   $   43,587     $   114,756   $     31,889    $         --     $    190,232
                                                  ==========     ===========   ============    ============     ============

Tax-deductible goodwill totaled $145.9 million as of March 31, 2006

The following table summarizes other intangible asset activity for years ended March 31, 2005 and 2006:

                                                         CUSTOMER       CUSTOMER       NON-     TRADE
                                                       RELATIONSHIPS     RECORDS      COMPETE    NAME    TOTAL
                                                       -------------    ---------    --------   -----   -------
                                                                              (IN THOUSANDS)
GROSS CARRYING VALUES:
    March 31, 2004 .................................   $      17,838    $   2,184    $    212   $  --   $20,234
      Acquisition of the Sheakley Businesses .......          22,100           --         700      --    22,800
        Acquisition of TBT Enterprises .............           3,980           --         320      --     4,300
      Acquisition of Net Profit, Inc. ..............           3,720           --         280      --     4,000
                                                       -------------    ---------    --------   -----   -------
    March 31, 2005 .................................          47,638        2,184       1,512      --    51,334
      Acquisition of Jon-Jay Associates, Inc. ......           7,438           --          --     260     7,698
      Acquisition of Glick & Glick
             Consultants, LLC ......................           2,550           --          --      --     2,550
      Acquisition of Employers Unity, Inc. .........          15,615           --          --      --    15,615

      Acquisition of Management Insights, Inc. .....          10,743           --          --      --    10,743
                                                       -------------    ---------    --------   -----   -------

    March 31, 2006 .................................   $      83,984    $   2,184    $  1,512   $ 260   $87,940
                                                       =============    =========    ========   =====   =======

ACCUMULATED AMORTIZATION:
    March 31, 2004 .................................   $       2,415    $     293    $    139   $  --   $ 2,847
      Amortization .................................           2,696          145         198      --     3,039
                                                       -------------    ---------    --------   -----   -------
    March 31, 2005 .................................           5,111          438         337      --     5,886
      Amortization .................................           4,149          146         246      79     4,620
                                                       -------------    ---------    --------   -----   -------
    March 31, 2006 .................................   $       9,260    $     584    $    583   $  79   $10,506
                                                       =============    =========    ========   =====   =======

Weighted average lives (in years) ..................           16.54        15.00        6.54    3.00     16.29
                                                       =============    =========    ========   =====   =======

Amortization of other intangible assets is projected to be $5.5 million for each of the fiscal years ended March 31, 2007 and 2008, $ 5.4 million for the fiscal year ended March 31, 2009, and $5.3 million for each of the fiscal years ended March 31, 2010 and 2011.

(7) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as of March 31, 2005 and 2006 consist of the following:

                                                                                         MARCH 31,
                                                                               -------------------------------
                                                                                   2005                2006
                                                                               -------------     -------------
                                                                                       (IN THOUSANDS)
Compensation and benefits......                                                $      12,646     $      14,281
Income taxes payable...........                                                           --             1,857
Other..........................                                                        3,856             3,081
                                                                               -------------     -------------
                                                                                   $  16,502     $      19,219
                                                                               =============     =============

(8) LONG-TERM DEBT

Long-term debt at March 31, 2005 and 2006 consists of:

                                                    MARCH 31,
                                          -----------------------------
                                               2005              2006
                                          -------------      ----------
                                          (IN THOUSANDS)
 Borrowings under loan agreements.....    $      57,500     $   110,802
      Less current portion............               --              --
                                          -------------     -----------
 Long-term debt.......................    $      57,500     $   110,802
                                          =============     ===========

On April 14, 2005, we entered into a secured second amended and restated loan agreement (the "2005 Loan Agreement") with LaSalle Bank National Association, as administrative agent and the lenders party thereto (collectively, the "Lenders"), to replace the loan agreement in place at the time, which we refer to as the "2004 Loan Agreement," and refinance in full the $57.5 million outstanding loan balance at March 31, 2005. The 2005 Loan Agreement established a $100.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans. On November 1, 2005, we amended the 2005 Loan Agreement to expand the availability under our revolving line of credit to $150.0 million, of which $39.2 million remained available as of March 31, 2006.

The proceeds of loans made under the 2005 Loan Agreement may be used solely to refinance loans outstanding under the 2004 Loan Agreement and for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to pay the transaction costs of the 2005 Loan Agreement, to finance permitted acquisitions meeting specified criteria, and to finance certain repurchases of our capital stock subject to specified limitations. The 2005 Loan Agreement is secured by pledges of our stock and membership interests in, and guarantees of, our material subsidiaries and security interests in substantially all of our assets.

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

We paid the Lenders an amendment fee equal to $50,000 on the effective date of the 2005 Loan Agreement and an amendment fee equal to $75,000 on November 1, 2005 in connection with the first amendment. We also will pay a facility fee, payable on a quarterly basis in the amount equal to 0.25% of the unused portion of the revolving credit facility. If we utilize any letters of credit, we will pay a fronting fee equal to 0.125% of the face amount of each letter of credit, as well as a letter of credit fee equal to the aggregate undrawn amount of the letter of credit multiplied by the LIBOR margin in effect on the date the letter of credit is issued.

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

(9) DERIVATIVE FINANCIAL INSTRUMENT

We have entered into an interest rate swap contract which has a notional amount of $14.0 million at March 31, 2006. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding revolving loans. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. Effective April 14, 2005, in connection with the refinancing of our credit facility existing at that time, we matched our existing interest rate swap to our outstanding borrowings. This strategy effectively converts a portion of our outstanding revolving loans into a fixed rate instrument over the term of the interest rate swap contract.

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

(10) LEASES

We have non-cancelable operating leases, primarily for office space and office equipment, that expire through fiscal 2013. Total rent expense for operating leases was $5.3 million, $6.0 million, and $7.3 million in 2004, 2005 and 2006, respectively.

Amortization expense associated with assets acquired under capital leases is included in total depreciation and amortization expense.

The following is a schedule, by year, of the future minimum payments, in thousands, under operating leases as of March 31, 2006.

Fiscal Year:
   2007...................................................        $5,672
   2008...................................................         4,234
   2009...................................................         3,676
   2010...................................................         2,902
   2011...................................................         2,568
   Thereafter.............................................         5,409
                                                                 -------
Total minimum lease payments..............................       $24,461
                                                                 =======

(11)  INCOME TAXES

Income tax expense consists of the following:

                                                                           MARCH 31,
                                                        -----------------------------------------------
                                                            2004              2005              2006
                                                        -----------       --------------    -----------
                                                                          (IN THOUSANDS)
Current:
   Federal............................................  $     4,242       $     7,519       $    15,161
   State and local....................................          608             1,311             2,519
Deferred:
   Federal............................................        2,614             2,604             2,602
   State and local....................................          426               453               355
                                                        -----------       -----------       -----------
      Income tax expense from continuing operations...        7,890            11,887            20,637
Discontinued operations...............................          123               380               337
                                                        -----------       -----------       -----------
   Total income tax expense...........................  $     8,013       $    12,267       $    20,974
                                                        ===========       ===========       ===========

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% in 2004, 2005 and 2006 to earnings from continuing operations before income tax expense as a result of the following:

                                                                                      MARCH 31,
                                                                         ------------------------------------
                                                                            2004          2005       2006
                                                                         ----------   ----------   ----------
                                                                                    (IN THOUSANDS)
Computed "expected" tax expense ......................................   $    7,134   $    9,770   $   17,714
Increase in income taxes resulting from:
   State and local income taxes, net of federal income tax benefit ...          672        1,147        1,868
    Adjustment for tax basis in fixed assets .........................           --           --          851
    Non-deductible SEC settlement charge .............................           --          875           --
   Travel and entertainment ..........................................           72           68          140
   Other, net ........................................................           12           27           64
                                                                         ----------   ----------   ----------
                                                                         $    7,890   $   11,887   $   20,637
                                                                         ==========   ==========   ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2005 and 2006 are presented below:

                                                                                MARCH 31,
                                                                      ----------------------------
                                                                         2005               2006
                                                                      ----------       -----------
                                                                               (IN THOUSANDS)
Deferred tax assets:
   Allowance for doubtful accounts................................    $     1,057       $     1,395
   Accrual for compensated absences...............................            577             1,221
   Stock options..................................................            614               470
   Installment sale...............................................            396                --
   Other..........................................................            359               679
                                                                      -----------       -----------
      Total deferred tax assets...................................          3,003             3,765
                                                                      -----------       -----------
Deferred tax liabilities:
   Differences in capitalized software development cost methods...         (1,333)           (1,583)
   Differences in intangible asset amortization methods...........         (9,284)          (15,346)
   Differences in expense recognition methods.....................           (786)           (1,181)
   Depreciation and amortization..................................             --              (628)
   Other..........................................................             --               (81)
                                                                      -----------       -----------
      Total deferred tax liabilities..............................        (11,403)          (18,819)
                                                                      -----------       -----------
      Net deferred tax liabilities................................    $    (8,400)      $   (15,054)
                                                                      ===========       ===========

An income tax benefit totaling approximately $614,000 was charged directly to shareholders' equity in fiscal year 2005 in connection with the exercise of stock options. In fiscal year 2006, the following approximate income tax benefits were charged directly to shareholders' equity: $3.1 million in connection with the exercise and/or disqualifying disposition of stock options; $44,000 in connection with disqualifying dispositions under the Employee Stock Purchase Plan; $40,000 in connection with restricted stock awards; and $963,000 in connection with the exercise of warrants by a third party service provider.

Deferred tax liabilities of approximately $1.1 million in fiscal year 2005 and $3.3 million in fiscal year 2006 were set up related to stock acquisitions for differences in the assigned values and the tax bases of acquired assets and liabilities (other than the portion of goodwill for which amortization is not deductible for tax purposes). This deferred tax liability is part of the purchase accounting for the stock acquisitions, and was charged directly to goodwill.

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

TALX operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. We are currently under examination by the Internal Revenue Service for the tax year ended March 31, 2004. We have not received any assessments from the Internal Revenue Service related to this audit at this time, and do not expect the results of this examination to have a material adverse effect on our financial condition or results of operations.

(12) SHAREHOLDERS' EQUITY

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding throughout these financial statements have been retroactively adjusted for the 3-for-2 stock splits.

TALX has adopted the 2005 Omnibus Incentive Plan that provides for the issuance of incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights and performance units. The plan allows for maximum awards of 4,500,000 shares of common stock, after adjustment for the 3-for-2 stock split. On September 25, 2005, the Board of Directors awarded 55,200 shares of restricted stock under the plan to employees and 15,000 shares of restricted stock to our outside Directors, after adjustment for the effect of the 3-for-2 stock split. The weighted average fair value of the restricted shares on the date of grant was $22.39, after adjustment for the 3-for-2 stock split. On January 24, 2006, the Board of Directors awarded 97,250 shares of restricted stock under the plan to employees and 15,000 shares of restricted stock to our outside Directors, after adjustment for the effect of the 3-for-2 stock split. The weighted average fair value of the restricted shares on the date of grant was $32.92. The shares awarded to employees and outside Directors vest evenly over five and three years, respectively. Recipients of restricted stock pay $0.01 cash consideration per share, have the right to vote all shares subject to the grant, and have dividend rights with respect to the shares, whether or not the shares have vested.

TALX had previously adopted a stock option plan for employees that provided for the issuance of a maximum of 6,860,700 shares of common stock, after adjustment for the effect of the 3-for-2 stock splits, pursuant to incentive or non-qualified options. Options were granted by the Board of Directors at prices not less than fair market value as of the date of the grant. Options vested 20% per year and expired six to ten years after the date of the grant. In fiscal year 2006, the Board granted 11,250 options under this plan, after adjustment for the effect of the 3-for-2 stock split. Upon adoption of the 2005 Omnibus Incentive Plan, we can make no further awards under the previous stock option plan.

TALX had also previously adopted a stock option plan for outside Directors that provided for the issuance of a maximum of 326,700 shares of common stock, after adjustment for the effect of the 3-for-2 stock splits. On May 10, 2005, the outside Directors were awarded options in the amount of 2,812 shares each, after adjustment for the 3-for-2 stock split, at the fair market value as of the date of the grant. The options vest one year from the date of grant. Options outstanding amount to 122,379 and 111,933 at March 31, 2005 and 2006, respectively, after adjustment for the effect of the 3-for-2 stock splits.

The stock option plan for outside Directors also provided for grants of restricted stock of a total of not more than 12,000 restricted shares per year to the outside Directors, upon the recommendation of the Compensation Committee of the Board of Directors. Under this plan, a total of 22,500 shares of restricted shares were awarded to our outside Directors in fiscal 2005, after adjustment for the effect of the 3-for-2 stock splits. The restricted shares vest evenly over 3 years. The weighted average fair value of the restricted shares on the date of grant was $11.49, after adjustment for the effect of the 3-for-2 stock splits. Recipients of restricted stock pay $0.01 cash consideration per share, have the right to vote all shares subject to the grant, and have dividend rights with respect to the shares, whether or not the shares have vested. Upon adoption of the omnibus incentive plan, we could make no further awards under the previous stock option plan.

After adjustment for the effect of the 3-for-2 stock splits, stock option activity under the plans for the three years ended March 31, 2006 is as follows:

                                                 WEIGHTED
                                                  AVERAGE
                                     SHARES    EXERCISE PRICE
                                   ---------   --------------
Outstanding at March 31, 2003...   3,600,671             5.86
   Granted......................   1,138,500             7.17
   Cancelled....................    (308,060)            7.55
   Exercised....................    (353,037)            2.67
                                   ---------
Outstanding at March 31, 2004...   4,078,074             6.43
   Granted......................     425,245            11.74
   Cancelled....................    (314,752)            6.79
   Exercised....................    (453,984)            5.13
                                   ---------
Outstanding at March 31, 2005...   3,734,583             7.10
   Granted......................      25,310            14.28
   Cancelled....................     (91,013)            8.77
   Exercised....................    (556,610)            5.62
                                   ---------
Outstanding at March 31, 2006...   3,112,270             7.37
                                   =========

                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                           ---------------------------------------------   --------------------------
                                       WEIGHTED AVERAGE
                                          REMAINING          WEIGHTED                     WEIGHTED
                           NUMBER OF   CONTRACTUAL LIFE      AVERAGE       NUMBER OF      AVERAGE
 RANGE OF EXERCISE PRICE    SHARES         (YEARS)        EXERCISE PRICE     SHARES    EXERCISE PRICE
------------------------   ---------   ----------------   --------------   ---------   --------------
$    0.00   --     1.69      288,098          2.3         $         1.35     288,098   $         1.35
     1.69   --     3.38      185,477          3.1                   2.00     185,477             2.00
     3.38   --     5.07      240,063          4.1                   3.76     240,063             3.76
     5.07   --     6.76      406,799          6.8                   5.83     137,250             5.84
     6.76   --     8.45      625,858          5.9                   7.48     337,520             7.52
     8.45   --    10.14      590,320          7.7                   8.64     234,822             8.68
    10.14   --    11.83      518,354          5.1                  10.68     393,013            10.69
    11.83   --    15.21      243,241          8.8                  13.76      48,147            13.76
    15.21   --    16.90       14,060          5.1                  16.90          --               --
                           ---------                                       ---------
                           3,112,270                                       1,864,390
                           =========                                       =========

In May 1999, we entered into an agreement with a third party, under which they provided us with strategic advisory services. Pursuant to that agreement, we issued them warrants to purchase a total of 68,062 shares of our common stock at an exercise price of $3.21 per share, after adjustment for the effect of the 2005 3-for-2 stock split. All 68,062 warrants were exercised in fiscal year 2006, prior to the record date of the 2006 3-for-2 stock split.

During fiscal 1997, shareholders approved the TALX Corporation 1996 Employee Stock Purchase Plan (ESPP), which was amended in 1998 and 2000 and amended and restated in 2001. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Of the 2,041,875 shares of common stock shares reserved for the ESPP, after adjustment for the effect of the 3-for-2 stock splits, there were 613,594 shares remaining at March 31, 2006.

On May 10, 2005, our Board of Directors authorized us to repurchase up to three million shares of our stock, after adjustment for the 3-for-2 stock split, in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 56,700 shares of our common stock, as adjusted for the 3-for-2 stock split. All shares repurchased have been reissued in connection with restricted stock grants.

During fiscal 2001, we began paying dividends on our common stock on a quarterly basis. After adjustment for the effect of the 3-for-2 stock splits, dividends of $0.09, $0.11 and $0.13 per share were declared and dividends of $0.08, $0.10 and $0.12 per share were paid to shareholders during fiscal years 2004, 2005 and 2006, respectively. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, operating and financial condition, restrictions in our Loan Agreement, and such other factors as the board may deem relevant.

(13) EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share and the dilutive effect of all restricted stock. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding, restricted stock outstanding, and common stock options and warrants for diluted earnings per share in periods when such common stock options and warrants are not antidilutive. As of March 31, 2005 and 2006, stock options to purchase 272,679 and 0 shares, respectively, were not dilutive and, therefore, were not included in the computations of diluted earnings per share amounts.

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record January 20, 2005. On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding throughout this Annual Report on Form 10-K have been retroactively adjusted for the 3-for-2 stock splits.

                                                                       YEARS ENDED MARCH 31,
                                                                  -------------------------------
                                                                      2005              2006
                                                                  ------------    ---------------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND
                                                                       PER SHARE INFORMATION)
BASIC EARNINGS PER SHARE:
Net earnings:
   Continuing operations ......................................   $     16,028    $        29,975
   Discontinued operations ....................................            582                515
                                                                  ------------    ---------------
      Net earnings ............................................   $     16,610    $        30,490
                                                                  ============    ===============

Weighted average number of common shares outstanding ..........     31,383,017         31,814,015
Less: weighted average number of treasury shares ..............       (428,388)           (38,046)
                                                                  ------------    ---------------
   Weighted average number of common and common
      equivalent shares outstanding ...........................     30,954,629         31,775,969
                                                                  ============    ===============

Basic earnings per common share:
   Continuing operations ......................................   $       0.52    $          0.94
   Discontinued operations ....................................           0.02               0.02
                                                                  ------------    ---------------
      Net earnings ............................................   $       0.54    $          0.96
                                                                  ============    ===============

DILUTED EARNINGS PER SHARE:
Net earnings:
   Continuing operations ......................................   $     16,028    $        29,975
   Discontinued operations ....................................            582                515
                                                                  ------------    ---------------
      Net earnings ............................................   $     16,610    $        30,490
                                                                  ============    ===============

Weighted average number of common shares outstanding ..........     31,383,017         31,814,015
Weighted average number of restricted shares ..................          9,617             46,358
Weighted average number of shares issuable under employee stock
     purchase plans............................................         16,506             10,549
Dilutive effect of the exercise of stock options ..............      1,388,966          1,995,775
Dilutive effect of the exercise of warrants ...................         82,961                 --
Less: weighted average number of treasury shares ..............       (428,388)           (38,046)
                                                                  ------------    ---------------
   Weighted average number of common and common
      equivalent shares outstanding ...........................     32,452,679         33,828,651
                                                                  ============    ===============

Diluted earnings per common share:
   Continuing operations ......................................   $       0.49    $          0.89
   Discontinued operations ....................................           0.02               0.01
                                                                  ------------    ---------------
      Net earnings ............................................   $       0.51    $          0.90
                                                                  ============    ===============

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

The transaction was structured as a transfer of assets under contract for sale with no initial down-payment and the purchase price to be paid over a three-year period, based on a client retention formula. Proceeds were anticipated to be between $2.0 million and $6.0 million. While the contract did not specify a minimum guaranteed amount, we secured a $2.0 million note from Workscape, Inc. As of March 31, 2006, we had received payment in full on the note, $135,000 of interest payments in connection with the note, and $793,000 in additional consideration.

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

The results of operations for this business for the years ended March 31, 2004, 2005 and 2006 were as follows:

                                                         MARCH 31,
                                                   --------------------
                                                    2004   2005    2006
                                                   -----   -----   ----
                                                      (IN THOUSANDS)
Revenues........................................   $  --   $  --   $ --
                                                   =====   =====   ====

Earnings (loss)  from discontinued operations...     281      25     (1)
Gain on disposal of discontinued operations.....      41     937    853
                                                   -----   -----   ----
   Earnings from discontinued operations........     322     962    852
Income tax expense..............................     123     380    337
                                                   -----   -----   ----
   Net earnings from discontinued operations....   $ 199   $ 582   $515
                                                   =====   =====   ====

(15) EMPLOYEE BENEFIT PLAN

We sponsor a profit-sharing/401(k) plan. The plan covers substantially all of our employees. Employees may contribute up to 50% of pre-tax compensation to the plan. We make contributions to the plan, subject to ERISA limitations, up to 2.4% of employees' earnings. There is a three-year graded vesting schedule for employer matching contributions. Participants direct the investment of both employee deferral and employer matching contributions among a variety of investment choices. The plan does not hold company stock. Total expense under the plan for the years ended March 31, 2004, 2005 and 2006 was $831,000, $1.0 million, and $1.2 million, respectively.

(16) COMMITMENTS AND CONTINGENCIES

We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, will have a material adverse effect upon us. On March 3, 2005, we agreed with the SEC, without admitting of denying any liability, to pay one dollar in disgorgement and, pursuant to a court order, to pay a $2.5 million civil penalty, and not to violate certain provisions of the federal securities laws in the future.

(17) BUSINESS SEGMENT INFORMATION

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

As of March 31, 2006, the Company's operations are conducted principally through business segments comprised of: The Work Number services, unemployment tax management, tax credits and incentives, and maintenance and support. The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new-hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that requires employers to complete an I-9 form for each new hire. Our unemployment tax management segment includes our unemployment and claims management and unemployment tax planning services. Tax credits and incentives includes the identification, calculation, and processing of certain federal, state and local tax credits for our clients. Our fourth segment, maintenance and support, relates to a business the Company is phasing out. There are no intersegment sales, and we do not allocate assets to the segments.

Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were previously presented together as one segment.

Summary by Business Segments:

                                                                          YEARS ENDED MARCH 31,
                                                                    ---------------------------------
                                                                      2004        2005        2006
                                                                    ---------   ---------   ---------
                                                                              (IN THOUSANDS)
Net revenue:
    The Work Number services.....................................   $  46,608   $  65,373   $  91,331
    Unemployment tax management .................................      73,008      85,009     100,826
    Tax credits and incentives ..................................         659       5,199      13,594
    Maintenance and support......................................       4,120       2,814       1,676
                                                                    ---------   ---------   ---------
       Total revenue.............................................   $ 124,395   $ 158,395   $ 207,427
                                                                    =========   =========   =========
Gross profit:

    The Work Number services.....................................   $  32,661   $  46,728   $  69,992
    Unemployment tax management .................................      35,217      41,309      50,243
    Tax credits and incentives ..................................         464       3,835       8,888
    Maintenance and support......................................       2,800       1,806       1,324
                                                                    ---------   ---------   ---------
       Total gross profit........................................      71,142      93,678     130,447
Selling and marketing expenses...................................     (23,862)    (27,693)    (32,700)
General and administrative expenses..............................     (26,052)    (32,845)    (42,658)
SEC settlement charge............................................          --      (2,500)         --
                                                                    ---------   ---------   ---------
       Operating income..........................................      21,228      30,640      55,089
Net interest expense.............................................        (848)     (2,720)     (4,472)
Other income (expense)...........................................           3          (5)         (5)
                                                                    ---------   ---------   ---------
       Earnings from continuing operations before income taxes...   $  20,383   $  27,915   $  50,612
                                                                    =========   =========   =========

(18) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest totaled $756,000, $2.6 million, and $5.1 million for the years ended March 31, 2004, 2005 and 2006, respectively. Cash paid during the year for income taxes totaled $4.7 million, $11.5 million, and $11.3 million for the years ended March 31, 2004, 2005 and 2006, respectively.

(19) RELATED PARTY TRANSACTION

James W. Canfield, the son of our Chairman, President and Chief Executive Officer, is employed in a non-executive position with our Company as Director of Product Management. Mr. Canfield has a current annual salary of $125,000 and is eligible for a bonus of approximately $46,000 based upon certain performance goals. This bonus can decrease or increase based on the percentage achievement of these performance goals. Mr. Canfield is also eligible annually for an award of restricted stock. Both the bonus and restricted stock awards are granted under standard corporate compensation plans and are consistent with payments made to director-level managers at Mr. Canfield's level. For fiscal 2006, Mr. Canfield received $115,600 in salary, approximately $42,000 in bonus and 1,700 shares of restricted stock for his services to the Company.

(20) SUBSEQUENT EVENTS

ACQUISITION

Pursuant to an acquisition agreement dated April 6, 2006, we acquired Performance Assessment Network, Inc., a provider of secure, electronic-based psychometric testing and assessments, as well as comprehensive talent management services, for approximately $75 million, including transaction costs, subject to certain post-closing adjustments. The purchase price was determined based on arms'-length negotiations, and was paid in cash financed through our 2005 Loan Agreement as discussed above in Note 8.

 The acquisition agreement provides for indemnification of the Company by the sellers for certain pre-closing liabilities and obligations of the business, subject to certain limitations. An escrow account, maintained pursuant to the terms of the escrow agreement, is also available until eighteen months following the purchase to satisfy the indemnification obligations under the purchase agreement, subject to certain limitations described in the acquisition agreement. Of the purchase price, $10.0 million was paid into the escrow account.

AMENDMENT TO LOAN AGREEMENT

On April 6, 2006, we entered into the second amendment to the 2005 Loan Agreement which expanded the availability under our revolving line of credit to $200 million and provided for mandatory prepayments and commitment reductions under certain circumstances, as well as an accordion feature that permits restoration of the $200 million availability under certain circumstances. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. The second amendment also revised and updated other terms, including the terms of some of the financial covenants under the Loan Agreement.

On May 25, 2006, concurrently with the issuance and sale of the $75.0 principal amount of Senior Guaranteed Notes due May 25, 2014, which we refer to as the "Notes," we entered into a $150.0 million third amended and restated loan agreement, which we refer to as the "2006 Loan Agreement," with the Lenders to replace the 2005 Loan Agreement and refinance in full the $112.4 million outstanding loan balance on May 25, 2006, after giving effect to the repayment of $74.2 million of loans from the proceeds of the Notes. The 2006 Loan Agreement established a $150.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans. The 2006 Loan Agreement includes an accordion feature that permits us to increase availability to $200 million under certain circumstances. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. In conjunction with the 2006 Loan Agreement, the Lenders released their security interests in our and our subsidiaries' assets and the stock of our subsidiaries, which had existed under the 2005 Loan Agreement.

The proceeds of loans made under the 2006 Loan Agreement may be used solely to refinance loans outstanding under the 2005 Loan Agreement and for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to pay the transaction costs of the 2006 Loan Agreement, to finance permitted acquisitions meeting specified criteria, and to finance certain repurchases of our capital stock subject to specified limitations. The 2006 Loan Agreement is absolutely and unconditionally guaranteed by our material subsidiaries.

We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day's notice, pay accrued interest and otherwise make the applicable lenders whole. As the 2006 Loan Agreement is a revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2006 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010.

Advances under the revolving credit facility bear interest at rates we select, including a base rate or the LIBOR rate plus an applicable margin. The base rate is a variable rate equal to the greater of the Lender's prime rate or the federal funds rate plus 0.5%. The applicable margin for LIBOR rate loans will vary from 1.00% to 1.75%. Swingline loans will bear interest at the base rate. During the existence of an event of default, loans will bear additional interest of 2.00% per year.

We will pay a facility fee, payable on a quarterly basis in the amount equal to 0.25% of the unused portion of the revolving credit facility. If we utilize any letters of credit, we will pay a fronting fee equal to 0.125% of the face amount of each letter of credit, as well as a letter of credit fee equal to the aggregate undrawn amount of the letter of credit multiplied by the LIBOR margin in effect on the date the letter of credit is issued. In connection with the second amendment to the 2005 Loan Agreement, we paid the Lenders amendment fees in the aggregate amount of $55,000 on the effective date.

The 2006 Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of any loans, as described above. The 2006 Loan Agreement also requires compliance with certain financial covenants based on our minimum interest coverage (the ratio of EBIT minus dividends and income tax expense to interest expense), minimum EBITDA (as defined in the 2006 Loan Agreement and as adjusted for, among other things, approved acquisitions) and our ratio of total indebtedness to EBITDA (as so adjusted). The 2006 Loan Agreement also requires compliance with certain operating and other covenants which limit, without first obtaining written consent of the lenders, among other things, the ability of TALX and our subsidiaries to incur additional debt (with specified exceptions), sales of assets, changes in our capital structure, affiliate transactions, acquisitions, and distributions to our shareholders. The 2006 Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of six cents per share per calendar quarter, up to a maximum of $7.5 million per fiscal year so long as we are not in default at the time of the declaration. The 2006 Loan Agreement also contains various representations and warranties, regarding, among others, compliance with material laws, the accuracy of financial statements and other information delivered to the Lenders and the absence of material changes.

In the event of a default under the 2006 Loan Agreement, the Lenders may terminate the commitments made under the Loan Agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests.

NOTE PLACEMENT

On May 25, 2006, we entered into a Note Purchase Agreement with several institutional investors for the issuance and sale by TALX in a private placement of Senior Guaranteed Notes due May 25, 2014 (the "Notes") in an aggregate principal amount of $75.0 million (the "Note Purchase Agreement"). We used the proceeds from the sale of the Notes to repay outstanding loans in the amount of $74.2 million under the 2005 Loan Agreement.

We are required to repay the principal amount of the Notes in five annual installments commencing on May 25, 2010 with the final payment of all principal then outstanding on May 25, 2014. We may prepay the Notes subject to certain restrictions and the payment of a make-whole amount. In addition, we may be required by the holders of the Notes to prepay the Notes upon the occurrence of a Change of Control, as defined in the Note Purchase Agreement. Under certain circumstances, we may also be required to use proceeds of certain asset dispositions to prepay a portion of the Notes.

Interest on the Notes of 6.89% per annum is payable semiannually until the principal becomes due and payable, provided, that the interest rate increases by 0.45% unless we increase equity capital by $75 million before September 30, 2006; provided further, if such increase takes place after September 30, 2006 and before September 30, 2007, then on and after the first day of the next fiscal quarter following the fiscal quarter in which such equity capital was raised, such additional interest will no longer accrue and be payable, and the interest rate on the Notes will return to 6.89% per annum, subject in any event to the immediately following sentence. To the extent permitted by law, upon the occurrence of an event of default, interest accrues on any amount due at a rate equal to the greater of 8.89% or 2.0% over prime as announced by LaSalle Bank National Association. Our obligations with respect to the Notes and the Note Purchase Agreement are absolutely and unconditionally guaranteed by our material subsidiaries.

The Note Purchase Agreement contains customary covenants, including compliance with laws, maintenance of insurance, keeping of books, conduct of business, maintenance of properties, payment of taxes, inspection of records, furnishing of quarterly and annual financial statements, quarterly compliance certificates and other financial information.

The Note Purchase Agreement also contains customary restrictive covenants including certain restrictions on transactions with affiliates, our Consolidated Net Worth (as defined in the Note Purchase Agreement), other indebtedness, including that of guarantor subsidiaries, our ratio of Consolidated Income Available for Fixed Charges to Consolidated Fixed Charges (as defined in the Note Purchase Agreement), our ratio of Consolidated Debt to Consolidated Operating Cash Flow (as defined in the Note Purchase Agreement), liens and encumbrances, consolidations and mergers, and sales of assets.

Except as described below, upon the happening of an event of default under the Note Purchase Agreement, the holder or holders of more than 50% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to us, declare all the Notes then outstanding to be immediately due and payable. If an event of default with respect to the payment of principal or interest on the Notes occurs, any holder or holders of the Notes at the time outstanding affected by such event of default may at any time at its or their option, by notice or notices to us, declare all of the Notes held by it or them to be immediately due and payable. If an event of default with respect to bankruptcy proceedings occurs, all of the Notes then outstanding will become immediately due and payable without any declaration or other act on the part of any holders of the Notes.

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly data is set forth in the following tables.

                                                                 FISCAL 2005
                                                 --------------------------------------------
                                                 JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,
                                                   2004        2004       2004        2005
                                                 ---------   ---------   --------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................................   $ 36,061    $  36,630   $ 39,840   $  45,864
Gross margin..................................     20,503       21,594     24,141      27,440
Net earnings from continuing operations.......        198        3,930      4,813       7,087
Net earnings..................................        356        4,059      4,966       7,229

Basic earnings per share:
    Net earnings from continuing operations...       0.01         0.13       0.16        0.23
    Net earnings .............................       0.01         0.13       0.16        0.23

Diluted earnings per share:
    Net earnings from continuing operations...       0.01         0.12       0.15        0.21
    Net earnings .............................       0.01         0.13       0.15        0.22

                                                                 FISCAL 2006
                                                 --------------------------------------------
                                                 JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,
                                                   2005        2005       2005        2006
                                                 ---------   ---------   --------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................................   $  46,794   $  48,344   $ 52,332   $  59,957
Gross margin..................................      29,202      30,799     33,149      37,297
Net earnings from continuing operations.......       6,425       7,151      7,422       8,977
Net earnings..................................       6,627       7,177      7,644       9,042

Basic earnings per share:
    Net earnings from continuing operations...        0.20        0.23       0.23        0.28
    Net earnings .............................        0.21        0.23       0.24        0.28

Diluted earnings per share:
    Net earnings from continuing operations...        0.19        0.21       0.22        0.26
    Net earnings..............................        0.20        0.21       0.22        0.26

On January 6, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable February 17, 2005, to shareholders of record on January 20, 2005. On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding throughout this Annual Report on Form 10-K have been retroactively adjusted for the 3-for-2 stock splits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES:

Our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Assistant Secretary, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of March 31, 2006, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They have also determined in their evaluation that there was no significant change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The information contained in Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm regarding such Management's Report contained in "Item 8 - Financial Statements and Supplementary Data" are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

As discussed above under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Long-Term Debt," which discussion is incorporated by reference in this Item 9B, on May 25, 2006, we completed a private sale of notes and amended and restated our loan agreement with our lenders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors and executive officers of the Company is contained under the captions "Nominees and Continuing Directors," "Committees and Meetings of the Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Ethics" included in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is contained under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Equity Compensation Plan Information," "Shareholder Approved Equity Compensation," "Non-Shareholder Approved Equity Compensation," "Employment and Severance Agreements" and "Director Compensation" included in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is contained under the captions "Equity Compensation Plan Information," "Shareholder Approved Equity Compensation," "Non-shareholder Approved Equity Compensation," "Common Stock Ownership of Directors, Nominees and Officers," and "Common Stock Ownership of Certain Beneficial Owners" included in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is contained under the caption "Certain Relationships and Related Party Transactions" included in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is contained under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" included in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

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

                              TALX CORPORATION

                              By:   /s/ WILLIAM W. CANFIELD
                                    --------------------------------------------
                              William W. Canfield
                              Chairman, President and Chief Executive Officer (Principal Executive Officer)
                              May 31, 2006

                              By:   /s/ L. KEITH GRAVES
                                    --------------------------------------------
                              L. Keith Graves
                              Senior Vice President, Chief Financial Officer and Assistant Secretary
                              (Principal Financial and Accounting Officer)
                              May 31, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM W. CANFIELD   Chairman, President, Chief Executive Officer and Director        May 31, 2006
-----------------------
William W. Canfield       (Principal Executive Officer)

/s/ L. KEITH GRAVES       Senior Vice President, Chief Financial Officer, and Assistant    May 31, 2006
-------------------
L. Keith Graves           Secretary
                          (Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD F. FORD       Director                                                         May 31, 2006
-------------------
Richard F. Ford

/s/ TONY G. HOLCOMBE      Director                                                         May 31, 2006
--------------------
Tony G. Holcombe

/s/ CRAIG E. LABARGE      Director                                                         May 31, 2006
--------------------
Craig E. LaBarge

/s/ EUGENE M. TOOMBS      Director                                                         May 31, 2006
--------------------
Eugene M. Toombs

/s/ M. STEVE YOAKUM       Director                                                         May 31, 2006
-------------------
M. Steve Yoakum

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------
        2.1   Asset Purchase Agreement by and among TALX Corporation and Sheakley-Uniservice, Inc., Sheakley Interactive
              Services, LLC and Larry Sheakley, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed
              April 15, 2004+

        2.2   Escrow Agreement by and among TALX Employer Services, LLC, TALX Corporation, Sheakley-Uniservice, Inc., Sheakley
              Interactive Services, LLC and LaSalle Bank National Association dated as of March 31, 2004, incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed April 15, 2004

        2.3   Transition Services Agreement by and between TALX Employer Services, LLC, TALX Corporation, Sheakley-Uniservice, Inc.,
              Sheakley Interactive Services, LLC dated as of March 31, 2004, incorporated by reference to Exhibit 2.3 to our Current
              Report on Form 8-K filed April 15, 2004 +

        2.4   Acquisition Agreement, dated April 6, 2006, by and among TALX Corporation, the shareholders of Performance Assessment
              Network, Inc., and Douglas E. Cole, as representative of such shareholders, incorporated by reference to our Current
              Report on Form 8-K filed April 7, 2006 (File No. 000-21465) +

        3.1   Restated Articles of Incorporation of TALX Corporation, as amended, incorporated by reference to Exhibit 3.1 to our
              Current Report on Form 8-K filed September 14, 2005 (File No. 000-21465)

        3.2   Bylaws of TALX Corporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the
              period ended December 31, 2001 (File No. 000-21465)

        4.1   See Exhibit 3.1

        4.2   Form of Senior Guaranteed Note due 2014 (included as Exhibit 1 to Note Purchase Agreement attached as Exhibit 10.46)

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

      10.29   TALX Corporation 2004-2006 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21465) ++

      10.30   First Amendment to and Complete Restatement of Split-Dollar Agreements and Related Insurance Agreements, dated
              March 31, 1999, by and among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield,
              Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993, incorporated by reference to
              Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21465) ++

      10.31   Form of Employment Agreement for Messrs. Chaffin, Graves, & Smith, incorporated by reference to
              Exhibit 10.1 to our Current Report on Form 8-K filed May 17, 2005 (File No. 000-21465) ++

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

      10.35   Schedule of Director Compensation Arrangements ++

      10.36   Schedule of Named Executive Officer Compensation Arrangements ++

      10.37   Second Amended and Restated Loan Agreement among the Company, LaSalle Bank National Association, as Administrative Agent, and the Lenders named therein, incorporated by reference to Exhibit 10.37 to our Annual
              Report on Form 10-K for the year ended March 31, 2005 (File No. 000-21465)

      10.38   TALX Corporation 2005 Omnibus Incentive Plan, incorporated by reference to Attachment B to our definitive proxy statement on Schedule 14A filed on July 22, 2005 ++

      10.39   Form of Restricted Stock Agreement (Employee), incorporated by reference to Exhibit 10.39 to our Current Report on Form 8-K filed on September 23, 2005 (File No. 000-21465) ++

      10.40   Form of Restricted Stock Agreement (Outside Director), incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K filed on September 23, 2005 (File No. 000-21465) ++

      10.41   TALX Corporation 2006 - 2008 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-21465) ++

      10.42   Form of Long-Term Incentive Plan Award (included as an annex to Exhibit 10.41) ++

      10.43   Amendment dated November 1, 2005 to Second Amended and Restated Loan Agreement among the Company, LaSalle Bank
              National Association, as Administrative Agent, and the Lenders named therein, incorporated by reference from Exhibit
              10.43 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 000-21465)

      10.44   Second Amendment dated April 6, 2006 to Second Amended and Restated Loan Agreement among the Company, LaSalle Bank National Association, as Administrative Agent, and the Lenders named therein

      10.45   Third Amended and Restated Loan Agreement, dated as of May 25, 2006, among the Company, LaSalle Bank National
              Association, as Administrative Agent, and the Lenders named therein

      10.46   Note Purchase Agreement, dated as of May 25, 2006, among the Company and the Purchasers named therein

      10.47   Nonqualified Savings and Retirement Plan, incorporated by reference to Exhibits 4.1 and 4.2 to our Registration Statement on Form S-8 filed on May 24, 2006 ++

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