Form 10-Q
period 2006-06-30
TALX CORP
filed 2006-08-04
CIK 917524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-21465
TALX Corporation
(Exact name of registrant as specified in its charter)

Missouri	43-0988805
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11432 Lackland Road, St. Louis, MO	63146
(Address of principal executive offices)	(Zip Code)
(314) 214-7000
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 1, 2006 there were 32,048,702 shares of the Registrant’s Common Stock outstanding, net of treasury shares held by the Registrant.
Exhibit Index is on page 34.

TALX CORPORATION AND SUBSIDIARIES

TALX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share information)

	March 31,	June 30,
	2006	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,705	$4,277
Short term investments	5,850	4,105
Accounts receivable, less allowance for doubtful accounts of $3,731 at March 31, 2006 and $3,659 at June 30, 2006	31,527	40,219
Unbilled receivables	5,911	4,778
Prepaid expenses and other current assets	6,576	7,434
Deferred tax assets, net	2,580	714

Total current assets	58,149	61,527
Property and equipment, net of accumulated depreciation of $25,227 at March 31, 2006 and $27,331 at June 30, 2006	16,037	18,186
Capitalized software development costs, net of amortization of $6,329 at March 31, 2006 and $6,866 at June 30, 2006	4,059	4,830
Goodwill	190,232	226,045
Other intangibles, net	77,434	115,536
Other assets	1,634	2,139

	$347,545	$428,263

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,257	$2,560
Accrued expenses and other liabilities	19,219	14,959
Dividends payable	1,289	1,297
Deferred revenue	6,893	7,514

Total current liabilities	29,658	26,330
Deferred tax liabilities, net	17,634	18,594
Long term debt	110,802	192,377
Other liabilities	3,153	3,180

Total liabilities	161,247	240,481

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares and no shares issued or outstanding at March 31, 2006 or June 30, 2006	—	—
Common stock, $.01 par value; authorized 75,000,000 shares at March 31, 2006 and June 30, 2006, issued 32,225,321 shares at March 31, 2006 and 32,417,630 shares at June 30, 2006	322	324
Additional paid-in capital	177,463	174,120
Deferred compensation	(5,076)	—
Retained earnings	13,467	19,488
Accumulated other comprehensive income:
Unrealized gain on interest rate swap contract, net of tax expense of $80 at March 31, 2006 and $93 at June 30, 2006	122	135
Treasury stock, at cost, 267,400 shares at June 30, 2006	—	(6,285)

Total shareholders’ equity	186,298	187,782

	$347,545	$428,263

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(dollars in thousands, except share information)

	Three Months Ended June 30,
	2005	2006
	(Unaudited)
Revenues:
The Work Number services	$20,445	$25,897
Tax management services	25,925	33,158
Talent management services	—	6,717
Maintenance and support	424	402

Total revenues	46,794	66,174

Cost of revenues:
The Work Number services	4,704	5,573
Tax management services	12,806	16,265
Talent management services	—	3,385
Maintenance and support	86	19

Total cost of revenues	17,596	25,242

Gross profit	29,198	40,932

Operating expenses:
Selling and marketing	7,730	11,105
General and administrative	10,084	14,419

Total operating expenses	17,814	25,524

Operating income	11,384	15,408

Other income (expense), net:
Interest income	157	160
Interest expense	(916)	(3,187)
Other, net	(5)	5

Total other income (expense), net	(764)	(3,022)

Earnings from continuing operations before income tax expense	10,620	12,386
Income tax expense	4,195	5,067

Earnings from continuing operations	6,425	7,319
Discontinued operations, net of income taxes:
Earnings from discontinued operations, net	7	—
Gain on disposal of discontinued operations, net	195	—

Earnings from discontinued operations	202	—

Net earnings	$6,627	$7,319

Basic earnings per share:
Continuing operations	$0.20	$0.23
Discontinued operations	0.01	—

Net earnings	$0.21	$0.23

Diluted earnings per share:
Continuing operations	$0.19	$0.22
Discontinued operations	0.01	—

Net earnings	$0.20	$0.22

Weighted average number of shares outstanding — basic	31,388,772	32,085,129

Weighted average number of shares outstanding — diluted	33,405,620	33,947,420

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended June 30,
	2005	2006
	(Unaudited)
Cash flows from operating activities:
Net earnings	$6,627	$7,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,059	4,681
Deferred compensation	22	944
Deferred taxes	1,215	1,802
Gain on swap agreement	(59)	—
Change in assets and liabilities, excluding those acquired:
Accounts receivable, net	(1,601)	(2,775)
Unbilled receivables	689	1,133
Prepaid expenses and other current assets	1,022	(685)
Other assets	(37)	(29)
Accounts payable	546	(210)
Accrued expenses and other liabilities	(2,632)	(5,864)
Deferred revenue	(359)	309
Other liabilities	49	27

Net cash provided by operating activities	8,541	6,652

Cash flows from investing activities:
Additions to property and equipment	(1,742)	(4,458)
Acquisitions, net of cash received	(27,351)	(78,824)
Purchases of short-term investments	(4,020)	—
Proceeds from sale of short-term investments	—	1,745
Capitalized software development costs	(629)	(699)

Net cash used in investing activities	(33,742)	(82,236)

Cash flows from financing activities:
Issuance of common stock	1,994	1,630
Tax benefit on exercise of stock options	—	1,008
Repurchase of common stock	—	(8,132)
Borrowings under long-term debt	84,850	155,144
Repayments under long-term debt	(67,500)	(74,205)
Dividends paid	(835)	(1,289)

Net cash provided by financing activities	18,509	74,156

Net decrease in cash and cash equivalents	(6,692)	(1,428)
Cash and cash equivalents at beginning of period	11,399	5,705

Cash and cash equivalents at end of period	$4,707	$4,277

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
Our consolidated balance sheet at March 31, 2006 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2006. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2006.
Note 2 — Earnings Per Share
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
On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding for the three months ended June 30, 2005 have been retroactively adjusted for the 3-for-2 stock split.

	Three Months Ended June 30,
	2005	2006
	(in thousands, except share and
	per share data)
Basic Earnings Per Share:
Net earnings:
Continuing operations	$6,425	$7,319
Discontinued operations	202	—

Net earnings	$6,627	$7,319

Weighted average number of common shares outstanding	31,425,114	32,118,711
Less: weighted average number of treasury shares	(36,342)	(33,582)

Weighted average number of common and common equivalent shares outstanding	31,388,772	32,085,129

Basic earnings per common share:
Continuing operations	$0.20	$0.23
Discontinued operations	0.01	—

Net earnings	$0.21	$0.23

	Three Months Ended June 30,
	2005	2006
	(in thousands, except share
	and per share data)
Diluted Earnings Per Share:
Net earnings:
Continuing operations	$6,425	$7,319
Discontinued operations	202	—

Net earnings	$6,627	$7,319

Weighted average number of common shares outstanding	31,425,114	32,118,711
Dilutive effect of restricted shares	22,500	18,460
Weighted average number of shares issuable under employee stock plans	24,024	19,886
Dilutive effect of the exercise of stock options	1,880,738	1,823,945
Dilutive effect of the exercise of warrants	89,586	—
Less: weighted average number of treasury shares	(36,342)	(33,582)

Weighted average number of common and common equivalent shares outstanding	33,405,620	33,947,420

Diluted earnings per common share:
Continuing operations	$0.19	$0.22
Discontinued operations	0.01	—

Net earnings	$0.20	$0.22

Note 3 — Share-based Compensation
Prior to April 1, 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, share-based compensation for stock options was included as pro forma disclosure in the financial statement footnotes and continues to be provided in this manner for periods prior to April 1, 2006, as results for prior periods have not been restated.
The following table presents our net earnings and earnings per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the three months ended June 30, 2005, in thousands, except for share data:

Net earnings, as reported	$6,627
Stock-based employee compensation cost, net of taxes	393

Net earnings, pro forma	$6,234

Basic earnings per share:
As reported	$0.21
Pro forma	0.20

Diluted earnings per share:
As reported	$0.20
Pro forma	0.19

We adopted SFAS 123r, “Share-Based Payment,” on April 1, 2006 and have selected the Modified Prospective Application. Under this method, compensation costs recognized in the first quarter of fiscal 2007 include compensation costs for all share-based payments granted through March 31, 2006 for which the requisite service period had not been completed and compensation costs for all share-based payments granted subsequent to March 31, 2006. Under the Modified Prospective Application, prior periods have not been restated to reflect current period presentation. We record compensation expense related to stock options over the remaining vesting periods of the awards. The grant values based on the date of grant for the grants prior to March 31, 2006 would not have been significantly different than calculated under SFAS 123r.
No options were granted in the first quarter of fiscal 2007. The fair value of options granted in the first quarter of fiscal 2006 was estimated on the dates of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 50%; risk-free interest rate of 3.9%; expected life of 6.0 years; and an expected dividend yield of 0.63%.
Stock option activity for the three months ended June 30, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(thousands)
Outstanding at March 31, 2006	3,112,270	$7.37
Exercised	(249,711)	4.47		$5,310

Outstanding at June 30, 2006	2,862,559	7.62	5.67	40,785

Vested and expected to vest, June 30, 2006	2,655,708	7.52	5.54	38,119

Exercisable, June 30, 2006	1,973,388	7.01	4.91	29,324

TALX has adopted the 2005 Omnibus Incentive Plan, which provides for the issuance of incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights and performance units. The plan allows for the award of a total of 4,500,000 shares of common stock, after adjustment for the 3-for-2 stock split. On May 15, 2006, the Board of Directors awarded a total of 1,000 shares of employee restricted stock under the plan. The weighted average fair value of the restricted shares on the date of grant was $26.87. The shares awarded to employees vest evenly over five years. Recipients of restricted stock pay $0.01 cash consideration per share, have the right to vote all shares subject to the grant, and have dividend rights with respect to the shares, whether or not the shares have vested. We record compensation expense related to restricted stock awards over the vesting periods of the awards.
Restricted stock activity for the three months ended June 30, 2006 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at March 31, 2006	196,850	$27.55
Granted	1,000	26.87

Unvested at June 30, 2006	197,850	27.55

Cash received from the exercise of stock options in the first quarter of fiscal 2007 was $1.1 million, and the related tax benefits realized were $1.0 million.
We have also adopted the 1996 Employee Stock Purchase Plan, or ESPP, to provide our employees with the opportunity to purchase TALX common stock through payroll deductions through periodic offerings. A total of 2,041,875 shares of common stock are issuable under the ESPP, after giving effect to all stock dividends and splits. The purchase price of the common stock is equal to 85% of the lower of (i) the market price of common stock at the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. Offering periods generally are on a quarterly basis. The fair value of ESPP stock purchase rights during the three months ended June 30, 2006 was calculated using the Black-Scholes pricing model with assumed volatility of

37.0%, assumed risk-free interest rate of 4.0%, and expected life of 3 months, resulting in a weighted-average fair value per share of $7.10.
We recognized approximately $813,000, net of tax, or $0.02 per diluted share, in share-based compensation expense in the quarter ended June 30, 2006 for stock options, restricted stock awards, and our employee stock purchase plan. On a pre-tax basis, this amounted to approximately $443,000, $104,000, and $395,000 in cost of revenues, selling and marketing, and general and administrative expenses, respectively. As of June 30, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $7.2 million, pretax, and the related weighted average period over which it is expected to be recognized is approximately 2.4 years.
Note 4 — Comprehensive Income
Comprehensive income for the three months ended June 30, 2005 and 2006 was $6.6 million and $7.3 million, respectively. The difference between comprehensive income and net income resulted from unrealized holding gains (losses) on our interest rate swap contract.
Note 5 — Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes totaled $36,000 and $2.9 million for the three months ended June 30, 2005 and 2006, respectively. Cash paid for interest totaled $961,000 and $2.7 million for the three months ended June 30, 2005 and 2006, respectively.
We declared a cash dividend of $0.04 per share, totaling $1.3 million, on May 9, 2006. The dividend was payable July 7, 2006 to shareholders of record on June 16, 2006.
Note 6 – Acquisitions
On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as “TBT Enterprises”. On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina.
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
Pursuant to an acquisition agreement dated April 6, 2006, we acquired Performance Assessment Network, Inc., or pan, a provider of secure, electronic-based psychometric testing and assessments, as well as comprehensive talent management services, for approximately $75 million, including transaction costs, subject to certain post-closing adjustments.
The purchase prices for our acquisitions were determined based on arms’-length negotiations, and were paid in cash financed through our Loan Agreements as discussed below in Note 8. The purchase agreements provide for indemnification of TALX by the sellers for certain breaches of representations and warranties and certain pre-closing liabilities and obligations of the business, subject to certain limitations. Escrow accounts, maintained pursuant to the terms of respective escrow agreements, are also available to satisfy the indemnification obligations under the purchase agreements, subject to certain limitations set forth in the acquisition agreements. Of the purchase prices, $20.0 million was paid into escrow accounts.
In connection with some of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. In the first quarter of fiscal year 2007, we paid approximately $5.5 million in contingent payments. We estimate that additional payments could range up to approximately $8 million and be payable over the next 12 months.
The financial results of these acquisitions have been consolidated as of the dates of the respective acquisitions. The table below reflects unaudited pro forma combined results of TALX and the acquired businesses as if the acquisitions had occurred on April 1, 2005:

	Three Months Ended June 30,
	2005	2006
	(in thousands, except per share data)
Revenues	$57,235	$66,407
Net earnings	5,762	7,234
Basic earnings per share	0.18	0.23
Diluted earnings per share	0.17	0.21
These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2006.
Note 7 — Goodwill and Other Intangible Assets
In connection with our acquisitions, we acquired certain identifiable intangible assets and goodwill. We recorded these assets in accordance with the SFAS No. 141, “Business Combinations.” The purchase price allocation for Performance Assessment Network, Inc. is preliminary, and a final determination of the required purchase accounting adjustments will be made upon the determination of fair values of the acquired assets. The purchase price allocations for the Employers Unity, Inc. and Management Insights, Inc. acquisitions were finalized in the first quarter of fiscal 2007, resulting in an adjustment to the valuations, as noted in the table below.
As a result of the pan acquisition, we have determined that we operate in five business segments. The following table summarizes goodwill activity by segment for the three months ended June 30, 2006.

			(in thousands)
	The Work	Unemployment	Tax Credits	Talent
	Number	Tax	And	Management	Maintenance
	Services	Management	Incentives	Services	and Support	Total
March 31, 2006	$43,587	$114,756	$31,889	$—	$—	$190,232
Earn-out related to prior acquisition	—	5,496	—	—	—	5,496
Additional acquisition costs and adjustments	180	1,722	587	—	—	2,489
Acquisition of Performance Assessment Network, Inc.	—	—	—	27,828	—	27,828

June 30, 2006	$43,767	$121,974	$32,476	$27,828	$—	$226,045

Tax-deductible goodwill totaled $148.6 million as of June 30, 2006.

     The following table summarizes other intangible asset activity for the three months ended June 30, 2006:

			(in thousands)
	Customer	Customer	Non-	Trade
	Relationships	Records	Compete	Name	Total
Gross Carrying Values:
March 31, 2006	$83,984	$2,184	$1,512	$260	$87,940
Adjustments of valuations	(1,681)	—	—	—	(1,681)
Acquisition of Performance Assessment Network, Inc.	41,592	—	—	—	41,592

June 30, 2006	$123,895	$2,184	$1,512	$260	$127,851

Accumulated Amortization:
March 31, 2006	$9,260	$584	$583	$79	$10,506
Amortization	1,693	36	58	22	1,809

June 30, 2006	$10,953	$620	$641	$101	$12,315

Weighted average lives (in years)	16.02	15.00	6.54	3.00	15.86

Amortization of other intangible assets is projected to be $8.1 million for the fiscal year ending March 31, 2007, $8.2 million for the fiscal year ending March 31, 2008, $8.1 million for the fiscal year ending March 31, 2009, and $8.0 million for the fiscal years ending March 31, 2010 and 2011.
Note 8 – Long-Term Debt
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
On May 25, 2006, concurrently with the issuance and sale of the $75.0 million principal amount of Senior Guaranteed Notes due May 25, 2014, which we refer to as the “Notes,” we entered into a $150.0 million third amended and restated loan agreement, which we refer to as the “2006 Loan Agreement,” with the Lenders to replace the 2005 Loan Agreement and refinance in full the $112.4 million outstanding loan balance on May 25, 2006, after giving effect to the repayment of $74.2 million of loans from the proceeds of the Notes. The 2006 Loan Agreement established a $150.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans. The 2006 Loan Agreement includes an accordion feature that permits us to increase availability to $200 million under certain circumstances. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. In conjunction with the 2006 Loan Agreement, the Lenders released their security interests in our and our subsidiaries’ assets and the stock of our subsidiaries, which had existed under the 2005 Loan Agreement.
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
We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day’s notice, pay accrued interest and otherwise make the applicable lenders whole. As the 2006 Loan Agreement is a revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2006 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010.

Advances under the revolving credit facility bear interest at rates we select, including a base rate or the LIBOR rate plus an applicable margin. The base rate is a variable rate equal to the greater of the Lender’s prime rate or the federal funds rate plus 0.5%. The applicable margin for LIBOR rate loans will vary from 1.00% to 1.75%. Swingline loans will bear interest at the base rate. During the existence of an event of default, loans will bear additional interest of 2.00% per year.
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
Note Placement
On May 25, 2006, we entered into a Note Purchase Agreement with several institutional investors for the issuance and sale by TALX in a private placement of Senior Guaranteed Notes due May 25, 2014 (the “Notes”) in an aggregate principal amount of $75.0 million (the “Note Purchase Agreement”). We used the proceeds from the sale of the Notes to repay outstanding loans in the amount of $74.2 million under the 2005 Loan Agreement.
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
Except as described below, upon the occurrence of an event of default under the Note Purchase Agreement, the holder or holders of more than 50% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to us, declare all the Notes then outstanding to be immediately due and payable. If an event of default with respect to the payment of principal or interest on the Notes occurs, any holder or holders of the Notes at the time outstanding affected by such event of default may at any time at its or their option, by notice or notices to us, declare all of the Notes held by it or them to be immediately due and payable. If an event of default with respect to bankruptcy proceedings occurs, all of the Notes then outstanding will become immediately due and payable without any declaration or other act on the part of any holders of the Notes.
Note 9 – Derivative Financial Instrument
We have entered into an interest rate swap contract which has a notional amount of $12.8 million at June 30, 2006. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding revolving loans. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. We match our interest rate swap to our outstanding borrowings, which effectively converts a portion of our outstanding revolving loans into a fixed rate instrument over the term of the interest rate swap contract.
The interest rate swap and related gains and losses arising on the contract are accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Specifically, changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed.
We do not use financial instruments for trading or speculative purposes.
Note 10 — Commitments and Contingencies
We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or results of operations.
We are voluntarily responding to an initial inquiry by the Federal Trade Commission to assess whether our acquisitions in the unemployment compensation and Work Number businesses have significantly reduced competition. We believe we have complied with applicable regulatory filing requirements and are cooperating with the inquiry.
We are currently under examination by the Internal Revenue Service for the tax year ended March 31, 2004. We do not expect the results of this examination to have a material adverse effect on our financial condition or results of operations.

Note 11 – Business Segment Information
As a result of the pan acquisition, in the first quarter of fiscal year 2007, we determined that we operate in five business segments. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. The Company’s Chief Operating Decision Maker and Board of Directors review gross profit for the Company’s business units. The Company’s Chief Operating Decision Maker and Board of Directors only review profit and loss information after gross profit on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, network facilities, telecommunications, purchasing and information technology facilities. As a result, we have concluded that it is impractical and provides no value to allocate costs of all of these services to the business units or to allocate any of the underlying assets to the businesses. Additionally, the Company’s Chief Operating Decision Maker and its principal officers participate in a cash bonus program which rewards performance based upon consolidated Company results.
As of June 30, 2006, the Company’s operations are conducted principally through business segments comprised of: The Work Number services, unemployment tax management, tax credits and incentives, talent management services, and maintenance and support. The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new-hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that requires employers to complete an I-9 form for each new hire. Our unemployment tax management segment includes our unemployment and claims management and unemployment tax planning services. Tax credits and incentives includes the identification, calculation, and processing of certain federal, state and local tax credits for our clients. Talent management services include psychometric assessments and talent management. Our fifth segment, maintenance and support, relates to a business the Company is phasing out. There are no intersegment sales, and we do not allocate assets to the segments.
As a result of fiscal 2006 acquisitions, in the third quarter of fiscal year 2006, we determined that we operated in four business segments. Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were previously presented together as one segment.

Summary by Business Segment:

	Three Months Ended
	June 30,
	2005	2006
	(in thousands)
Revenues:
The Work Number services	$20,445	$25,897
Unemployment tax management	23,052	28,766
Tax credits and incentives	2,873	4,392
Talent management services	—	6,717
Maintenance and support	424	402

Total revenues	$46,794	$66,174

Gross profit:
The Work Number services	$15,741	$20,324
Unemployment tax management	11,157	14,536
Tax credits and incentives	1,962	2,357
Talent management services	—	3,332
Maintenance and support	338	383

Total gross profit	29,198	40,932
Selling and marketing expenses	(7,730)	(11,105)
General and administrative expenses	(10,084)	(14,419)

Operating income	11,384	15,408
Net interest expense	(759)	(3,027)
Other income (expense)	(5)	5

Earnings from continuing operations before income taxes	$10,620	$12,386

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this discussion together with the financial statements and other financial information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2006.
Forward-Looking Statements
This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements (“forward-looking statements”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:
(1)	the risk that our revenues from The Work Number may fluctuate in response to changes in certain economic conditions such as interest rates and employment trends;

(2)	risks associated with our ability to prevent breaches of confidentiality or inappropriate use of data as we perform large-scale processing of verifications;

(3)	risks associated with our ability to maintain the accuracy, privacy and confidentiality of our clients’ employee data;

(4)	risks related to our ability to increase the size and range of applications for The Work Number database and to successfully market current and future services and related to our dependence on third party providers to do so;

(5)	proceedings by Federal and state regulators related to our business, including the inquiry by the Federal Trade Commission related to our acquisitions in the unemployment compensation and Work Number businesses;

(6)	the risk of interruption of our computer network and telephone operations, including potential slow- down or loss of business as potential clients review our operations;

(7)	risks associated with potential challenges regarding the applicability of the Fair Credit Reporting Act or similar law;

(8)	risks relating to the dependence of the market for The Work Number services on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability would be significantly harmed if those requirements were relaxed or eliminated;

(9)	risks related to the applicability of any new privacy legislation or interpretation of existing laws;

(10)	the risk that our revenues from unemployment tax management services may fluctuate in response to changes in economic conditions;

(11)	risks related to changes in tax laws, including work opportunity , or “WOTC,” and welfare to work, or “WtW,” tax credits;

(12)	the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities; and

(13)	risks relating to doing business with the federal government following our April 2006 acquisition of Performance Assessment Network, Inc., or “pan.”
See “Item 1A. Risk Factors” in Part I of our Form 10-K for the fiscal year ended March 31, 2006 and Item 1A. of Part II of this report for a more detailed description of many of these and other risk factors. You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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
Our current services include employment and income verification and other payroll-related services, unemployment tax management services, tax credit and incentive services, and talent management services.
•	The Work Number Services. The Work Number services include our employment and income verification services and complementary services, which are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support mid-size to large workforces. These tasks include verifying employment and income information, printing and distributing pay stubs and annual W-2 forms, collecting time-reporting data, updating employee personnel records on a self-service basis, and screening job applicants. As of June 30, 2006, The Work Number database, our database of payroll and other human resources-related information, contained approximately 133.1 million employee records and had contracts to receive an additional 9.9 million records. Authorized users such as mortgage lenders, pre-employment screeners, credit issuers, social service agencies and others access The Work Number service and pay us transaction-based or monthly service fees for verification of employment and income information.

•	Unemployment Tax Management Services. Through our unemployment tax management services, we provide unemployment insurance claims processing, unemployment hearing consultation, and unemployment and employment tax planning and management services to a broad range of employers. These services are designed to reduce the cost of processing unemployment claims by human resources departments and to better manage the tax rate that employers are assessed for unemployment taxes.

•	Tax Credit and Incentive Services. Our services in the tax credits and incentives segment include assisting employers with federal, state and local tax credits. Examples of federal tax credit services include integrating work opportunity, or “WOTC”, and welfare to work, or “WtW”, tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. State and local tax credit services include assisting clients in identifying and calculating enterprise zone credits and job creation credits.

The WOTC and WtW federal tax credits have been in hiatus since January 1. We understand that Congress is currently considering the renewal of these programs. In the past, when these credits have entered hiatus, Congress generally has reinstated them on a retroactive basis, although, at this time, we cannot assure you that the programs will be renewed, or, if renewed, that any such renewal would have retroactive effect. We do not currently expect the hiatus to be lifted within our fiscal second quarter.

•	Talent Management Services. Beginning in fiscal year 2007, through our talent management services, we provide testing and assessment services, as well as talent management services that are designed to enable organizations to automate and improve their human capital management hiring and employee development processes. With our talent management services, clients can electronically deliver the assessments to applicants and arrange the administering or proctoring of the assessments at pre-qualified testing centers. Using an online dashboard, hiring managers can manage open positions and direct active applicants through the entire assessment and selection process, including external tests such as a drug test.
TALX services are enabled by our databases and applications that are designed to quickly and efficiently access and process large volumes of data. We employ web, interactive voice response, fax, document imaging and other technologies to enhance the services offered to our clients. We can interact with various payroll and human resources systems, and are virtually independent of the information technology services our clients select.

As discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements, on April 6, 2006, we closed on the acquisition of the stock of pan.
We recognized first quarter fiscal 2007 revenues of $66.2 million, a 41.4% increase over the $46.8 million in revenue reported in the comparable period in fiscal 2006. The Work Number services revenue increased 26.7% as compared to the comparable period in fiscal 2006. Revenues in our unemployment tax management segment increased 24.8% compared to the prior-year period, while revenues in our tax credits and incentives segment increased 52.9% compared to the comparable period in fiscal 2006. Revenues in our new talent management services segment were $6.7 million in the first quarter of fiscal 2007. Our gross profit grew to $40.9 million, or 61.9% of revenues, compared to $29.2 million, or 62.4% of revenues, in the comparable period in fiscal 2006. Earnings from continuing operations grew to $7.3 million, or $0.22 per diluted share, compared to $6.4 million, or 19 cents per diluted share, in the comparable period in fiscal 2006.
On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006, to shareholders of record on December 19, 2005. Earnings per share and the weighted average number of common shares outstanding for the three months ended June 30, 2005 have been retroactively adjusted for the 3-for-2 stock split.
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123r, “Share-Based Payment” (SFAS 123r). Included in fiscal 2007 first-quarter results was approximately $813,000, net of taxes, or $0.02 per diluted share, related to share-based compensation expense.
Segments
As a result of the pan acquisition, in the first quarter of fiscal year 2007, we determined that we operate in five business segments:
•	The Work Number services;

•	unemployment tax management;

•	tax credits and incentives;

•	talent management services; and

•	maintenance and support services related to our former customer premises systems business.
The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were presented together as one segment previous to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.
          The Work Number Services
The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new-hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire. The Work Number employment and income verification service is designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces. Additionally, all services in The Work Number suite of services provide secure web access for managers to obtain management reports, approve certain transactions, perform certain transactions and exercise important control functions.
The Work Number. Lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers often request organizations to verify employment and income information that has been provided by employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages that they will purchase. The Work Number is an outsourced service that enables employers to direct the third-party verifiers to our website or to a toll-free telephone number to verify the employee’s employment status and income data. We generate substantially all of The Work Number revenues from transaction-based or monthly fees charged to lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers for verification of employment and income information.
As of June 30, 2006, The Work Number database contained approximately 133.1 million employee records and had contracts to receive an additional 9.9 million records. The Work Number database is updated on a regular basis as employers transmit data electronically directly to us each payroll period. Employers contract to provide this data for specified periods, generally three years. Each employee included in our clients’ payroll data represents an employment record on The Work Number database. This payroll data is uploaded to The Work Number database, updating each employee’s record. If the employee is no longer employed by a client, the existing record remains intact. Thus, The Work Number database includes our clients’ former employees, as well as current employees, from the time at which the employer first became our client.
W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to existing clients and other large employers. Using data provided by employers, we distribute original W-2 forms (both electronically and in paper form through business alliances) to the employees of our clients and provide an automated process to enable these employees to request corrections to their W-2 forms and obtain additional copies via the web, telephone or direct download into selected tax preparation software. This suite of services allows complete employee self-service, without requiring direct interaction with the employer’s payroll staff. The majority of W-2 eXpress clients are billed based upon either the number of unique W-2s or the number of employees, generally pursuant to multi-year contracts.
ePayroll. ePayroll (or Paperless Pay) is a suite of payroll self-service applications that enables employees, via the web or by telephone, to receive pay statement information, access current and historical payroll information, review and change direct deposit account or paycard information, review and change W-4 (federal and state) information, update personal information, and enroll in selected paycard services chosen by their employer. Employers that send us electronic transmissions of their employees’ pay stubs and direct deposit data can reduce the cost to distribute paper pay advices, as well as reduce the amount of staff required to process routine employee payroll requests.
FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the web and are used by large employers and the temporary staffing industry. For large employers, FasTime collects hours worked and exception time codes providing a user-friendly online approval and reporting for managers. FasTime is tailored to a company’s business rules and processes and is designed to provide a comprehensive, paperless system for reporting time and availability and the reporting and management tools for distributed offices.
HireXpress. HireXpress is a paperless new-hire service that manages key components of the enterprise-scale hiring process, including electronic new-hire packets as well as the ability to monitor the completion process and provide approvals. Employers define their new-hire packets, and HireXpress notifies new employees and prompts them to complete their forms online using electronic signatures. Using the Web, HireXpress can automate the new-hire packet by creating electronic employee files. Information gathered from completed forms can be uploaded to the client’s HR/Payroll system to provide a more complete electronic record.
I-9 eXpress. Our I-9 eXpress service is designed to help clients alleviate the difficulties involved with complying with the Immigration Reform and Control Act of 1986, which requires employers to complete an I-9 Employment Eligibility Verification form for all new employees and maintain these forms for a minimum of three years after the date of hire. Using this service, an employer can electronically generate and store I-9 forms and generate reports to monitor compliance. We began implementing this service at the end of the first quarter of fiscal year 2007.

          Unemployment Tax Management
Our unemployment tax management segment operates under the names UC eXpress, TALX Employer Services, Johnson and Associates, Jon-Jay Associates, and Employers Unity, which we refer to collectively as “UC eXpress”. We offer a broad suite of services designed to reduce the cost of processing unemployment claims by human resources departments and to better manage the tax rate that employers are assessed for unemployment taxes. These services utilize optical character recognition, document imaging, web, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resources departments of the administrative burden of managing unemployment claims. Following an employee separation, we respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients’ rights as an employer. If an unemployment hearing is required, these services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer’s representative. In addition, our field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.
We also offer comprehensive employer tax services that encompass five service areas, including unemployment tax services, unemployment tax analysis, employment tax research and recovery, tax registrations, and employment tax consulting (withholding and unemployment). Clients who choose TALX for tax services collaborate with our tax analysts to monitor the clients’ unemployment tax accounts, verify tax rates and contribution reports and identify voluntary contribution opportunities.
          Tax Credits and Incentives
Our services in the tax credits and incentives segment include assisting employers with federal, state and local tax credits. Examples of federal tax credit services include integrating work opportunity, or “WOTC”, and welfare to work, or “WtW”, tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. Through various acquisitions, we have expanded our existing tax credit services, including our capabilities to process WOTC/WtW tax credits, as well as our ability to assist clients in identifying and calculating certain other federal, state and local tax credits and incentives, such as enterprise zone credits and job creation credits.
Under current legislation, the WOTC and WtW credits were available to employers through December 31, 2005, and without further Congressional action to renew the credits, these programs have lapsed and are no longer available to our clients. We understand that Congress is currently considering the renewal of these programs. In the past, when these credits have entered hiatus, Congress generally has reinstated them on a retroactive basis, although, at this time, we cannot assure you that the programs will be renewed, or, if renewed, that any such renewal would have retroactive effect. If any future renewals are not retroactive, the value of these programs to our clients could be reduced to such an extent that they no longer desire tax credit and incentive services. Any non-renewal of these tax credit programs, the renewal of such programs without retroactive effect, or other adverse change in tax legislation could adversely affect our business and results of operations.
          Talent Management Services
On April 6, 2006, we acquired pan, a provider of secure, electronic-based psychometric testing and assessments, as well as comprehensive talent management services. These services can be sold together or as separate solutions.
As part of its testing and assessment services, pan does not generate its own tests and assessments. Instead, it presents a broad variety of third-party offerings, providing one-stop shopping for its clients. pan’s service provides access to more than 650 assessments on a flexible platform and a network of thousands of testing stations. pan’s experienced psychologists consult with employer clients to help them determine the most appropriate assessments for aptitudes and competencies that best fit their open positions.

pan also provides a broad range of talent management services that can be mapped to the client’s current hiring process. With pan services, clients can electronically deliver the assessments to applicants and arrange the administering or proctoring of the assessments at pre-qualified testing centers. Using an online dashboard, clients can manage open positions and direct active applicants through the entire assessment and selection process, including external tests such as a drug test. The talent management dashboard can be sold independently of the test and assessment services.
One client, the Transportation Security Administration (“TSA”), through a subcontract with CPS Human Resource Services, represented approximately 75% of pan’s revenues in fiscal year 2006 and approximately 9% of our consolidated revenues in the first quarter of fiscal 2007.
          Maintenance and Support Services Related to our Former Customer Premises Systems Business
We previously offered our products and services exclusively through licensed software specifically developed for each client, and installed these systems at the client’s site. In 2000 we discontinued sales to new clients. Currently, we provide system enhancements to existing clients and client support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generate additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of clients, we have agreed to extend these support services until December 31, 2006.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part I of our Annual Report on Form 10-K for the year ended March 31, 2006 for a discussion of these estimates and judgments.
Share-based Compensation
We have adopted SFAS 123r, “Share-Based Payment,” on April 1, 2006 and have selected the Modified Prospective Application. Under this method, compensation costs recognized in the fiscal first quarter of 2007 include compensation costs for all share-based payments granted through March 31, 2006 for which the requisite service period had not been completed and compensation costs for all share-based payments granted subsequent to March 31, 2006. The grant values based on the date of grant for the grants prior to March 31, 2006 would not have been significantly different than calculated under SFAS 123r.
We recognized approximately $813,000, net of tax, or $0.02 per diluted share, in share-based compensation expense in the quarter ended June 30, 2006 for stock options, restricted stock awards, and our employee stock purchase plan. We expect to recognize a total of $2.8 million, net of tax, or $0.08 per diluted share, in share-based compensation expense in the 2007 fiscal year. As of June 30, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $7.2 million, pretax, and the related weighted average period over which it is expected to be recognized is approximately 2.4 years.
See Note 3 of Notes to Unaudited Consolidated Financial Statements for a further description of our adoption of SFAS 123r.
Results of Operations
The following tables set forth (1) revenues and gross profit, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123r, “Share-Based Payment” (SFAS 123r). Included in fiscal 2007 first quarter results was approximately $813,000, net of taxes, or $0.02 per diluted share, related to share-based compensation expense.

			Percentage
			Change
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2006	2006 over 2005
	(In thousands)
	(unaudited)
Revenues and gross profit by segment:
Revenues:
The Work Number services	$20,445	$25,897	26.7%
Unemployment tax management	23,052	28,766	24.8
Tax credits and incentives	2,873	4,392	52.9
Talent management services	—	6,717	100.0
Maintenance and support	424	402	(5.2)

Total revenues	$46,794	$66,174	41.4

Gross profit:
The Work Number services	$15,741	$20,324	29.1%
Unemployment tax management	11,157	14,536	30.3
Tax credits and incentives	1,962	2,357	20.1
Talent management services	—	3,332	100.0
Maintenance and support	338	383	13.3

Total gross profit	$29,198	$40,932	40.2

Gross margin percentage by segment:
The Work Number services	77.0%	78.5%
Unemployment tax management	48.4	50.5
Tax credits and incentives	68.3	53.7
Talent management services	—	49.6
Maintenance and support	79.7	95.3

Percentage of Total Revenues:
Revenues:
The Work Number services	43.7%	39.1%	26.7%
Unemployment tax management	49.3	43.5	24.8
Tax credits and incentives	6.1	6.6	52.9
Talent management services	—	10.2	100.0
Maintenance and support	0.9	0.6	(5.2)

Total revenues	100.0	100.0	41.4
Cost of revenues	37.6	38.1	43.5

Gross profit	62.4	61.9	40.2

Operating expenses:
Selling and marketing	16.5	16.8	43.7
General and administrative	21.6	21.8	43.0

Total operating expenses	38.1	38.6	43.3

Operating income	24.3	23.3	35.3
Other income (expense), net	(1.6)	(4.6)	295.5

Earnings from continuing operations before income tax expense expense	22.7	18.7	16.6
Income tax expense	9.0	7.6	20.8

Earnings from continuing operations	13.7	11.1	13.9
Earnings from discontinued operations, net of tax	0.5	—	*

Net earnings	14.2%	11.1%	10.4%

*	- not meaningful

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues. Total revenues increased 41.4% to $66.2 million in the first quarter of fiscal year 2007 from $46.8 million in the first quarter of fiscal year 2006.
The Work Number services segment
Revenues from The Work Number services increased 26.7% to $25.9 million in the first quarter of fiscal year 2007 from $20.4 million in the first quarter of fiscal year 2006. The increase was due primarily to the continued expansion of The Work Number database as we have added more employers and related employment records and due to the results of our continuing “REACH” program. Under the “REACH” program, we are seeking to increase the number of transactions within our existing verifier base “vertically” by expanding usage with verifiers that have multiple locations and integrating our services with the verifiers’ systems and processes. Also through the REACH program, we are seeking to increase transactions “horizontally” across multiple office branches and services at verifier clients by identifying opportunities for additional usages of The Work Number database within our existing verifier base.
The mortgage industry, the consumer finance industry and pre-employment screeners are the primary revenue generators for The Work Number. The table below indicates the percentage of The Work Number revenues contributed by types of verifiers during the last eight quarters.

								Fiscal
	Fiscal 2005			Fiscal 2006				2007
Revenue Source	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr
Pre-Employment	19%	18%	14%	19%	17%	18%	14%	18%
Mortgage	34	35	27	34	34	33	28	32
Consumer Finance	21	21	24	23	28	27	22	24
Social Services	8	8	8	9	9	9	9	10
Other	5	5	2	2	2	2	1	1
Complementary Work Number Services	13	13	25	13	10	11	26	15
As of the end of the first fiscal quarter of 2007, we had 133.1 million employment records on The Work Number services database, a 22% increase from the first quarter of fiscal year 2006. Total employment records under contract, including those in the contract backlog to be added to the database, represented 143.0 million records as of June 30, 2006.
We generally receive regular feeds of payroll data from each client. Each employee included in our clients’ payroll data represents an employment record on The Work Number database. This payroll data is uploaded to The Work Number database, updating each employee’s record. If the employee is no longer employed by a client, the existing record remains intact. Thus, The Work Number database includes our clients’ former employees, as well as current employees, from the time at which the employer first became our client.
Unemployment tax management segment
Revenues from unemployment tax management increased 24.8% to $28.8 million in the first quarter of fiscal year 2007 from $23.1 million in the first quarter of fiscal year 2006. The increase was due primarily to the acquisition of the unemployment tax management businesses of Employers Unity, Inc. in November 2005, as described in Note 6 of Notes to Unaudited Consolidated Financial Statements. Additionally, in the unemployment tax management business, we realized 7 percent organic growth, marking our third consecutive quarterly organic gain.
Tax credits and incentives segment
Revenues from tax credits and incentives increased 52.9% to $4.4 million in the first quarter of fiscal year 2007 from $2.9 million in the first quarter of fiscal year 2006. The increase was due primarily to the acquisition of Management Insights, Inc. in December 2005, as described in Note 6 of Notes to Unaudited Consolidated Financial Statements, partially offset by approximately $860,000 lower revenues as a result of the hiatus of the Work

Opportunity, or WOTC, and Welfare to Work,or WtW, federal tax credits, which have been in hiatus since January 1, 2006.
Talent management segment
Revenues from talent management services were $6.7 million in the first quarter of fiscal year 2007 and result from our April 2006 acquisition of pan.
Maintenance and support segment
Revenues from maintenance and support continued to decrease, as we have been diminishing this business over the past several years. As expected, revenues from maintenance and support decreased to $402,000 in the first quarter of fiscal year 2007 from $424,000 in the first quarter of fiscal year 2006. The decrease was primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of our clients, we have agreed to extend these support services until December 31, 2006. We anticipate revenues from maintenance and support will continue to decrease over time from current levels.
Gross Profit. Total gross profit increased 40.2% to $40.9 million in the first quarter of fiscal year 2007 from $29.2 million in the first quarter of fiscal year 2006. Gross margin decreased 50 basis points to 61.9% in the first quarter of fiscal year 2007 from 62.4% in the first quarter of fiscal year 2006. Fiscal 2007 first-quarter results were impacted by two items: the inclusion of expenses related to share-based compensation, which negatively affected gross margin by 67 basis points, and the acquisition of pan, which had a lower gross margin than our other segments.
The Work Number segment
Gross profit in our Work Number segment increased 29.1% to $20.3 million in the first quarter of fiscal year 2007 from $15.7 million in the first quarter of fiscal year 2006. Gross margin increased to 78.5% in the first quarter of fiscal year 2007 from 77.0% in the first quarter of fiscal year 2006. The increases in gross profit and gross margin were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure.
Unemployment tax management segment
Gross profit in our unemployment tax management segment increased 30.3% to $14.5 million in the first quarter of fiscal year 2007 from $11.2 million in the first quarter of fiscal year 2006. Gross margin increased to 50.5% in the first quarter of fiscal year 2007 compared to 48.4% in the first quarter of fiscal year 2006. The increases in gross profit and gross margin were due primarily to higher revenues, as well as cost savings realized through our consolidation of the operational infrastructure of our various acquisitions. The unemployment tax management business has been an important contributor to our overall profitability as well as to the growth in The Work Number Services due to success in cross-selling The Work Number Services into the unemployment tax management client base.
Tax credits and incentives segment
Gross profit in our tax credits and incentives segment increased 20.1% to $2.4 million in the first quarter of fiscal year 2007 from $2.0 million in the first quarter of fiscal year 2006. Gross margin decreased to 53.7% in the first quarter of fiscal year 2007 compared to 68.3% in the first quarter of fiscal year 2006. The increase in gross profit was due primarily to the acquisition of Management Insights, Inc., as described in Note 6 of Notes to Unaudited Consolidated Financial Statements. Gross margin in this segment declined as we began to be impacted by the effects of the continued hiatus of the WOTC and WtW federal tax credits. As the cost structure in this business is relatively constant, reduced revenues from these tax credits resulted in a lower gross margin.
Talent management segment
Gross profit in our talent management segment was $3.3 million in the first quarter of fiscal year 2007, and gross margin was 49.6%. This segment results from our acquisition of pan in April 2006.

Maintenance and support segment
Maintenance and support gross profit increased to $383,000 in the first quarter of fiscal year 2007 from $338,000 in the first quarter of fiscal year 2006. The increase in gross profit was due to reduced costs as we continue to exit this business.
Selling and Marketing Expenses. Selling and marketing expenses increased 43.7% to $11.1 million in the first quarter of fiscal year 2007 from $7.7 million in the first quarter of fiscal year 2006. As a percentage of revenues, such expenses increased to 16.8% in the first quarter of fiscal year 2007 from 16.5% in the first quarter of fiscal year 2006. The increase in expenses was primarily due to increased commissions and sales incentives, which resulted from our higher revenues, as well as increased personnel as we have expanded our sales and service team. Selling and marketing expenses as a percentage of revenues increased primarily as a result of the effect of share-based compensation expense in fiscal year 2007.
General and Administrative Expenses. General and administrative expenses increased 43.0% to $14.4 million in the first quarter of fiscal year 2007 from $10.1 million in the first quarter of fiscal year 2006. As a percentage of revenues, such expenses increased to 21.8% in the first quarter of fiscal year 2007 from 21.6% in the first quarter of fiscal year 2006. The increased expenses resulted primarily from share-based compensation expense related to the adoption of SFAS 123r and from additional infrastructure costs primarily related to the relocation of our headquarters and the Employers Unity, Inc., Management Insights, Inc., and pan acquisitions. The increase in expenses as a percentage of revenues was primarily due to the inclusion of 60 basis points related to share-based compensation in the fiscal 2007 quarter.
Other Income (Expense), Net. Other income (expense), net totaled $3.0 million of other expense in the first quarter of fiscal year 2007 compared to $764,000 in the first quarter of fiscal year 2006. Interest expense increased in fiscal 2007 due to higher outstanding borrowings under our debt arrangements to fund our acquisitions.
Income Tax Expense. Our effective income tax rate of 40.9% in the first quarter of fiscal year 2007 was slightly higher than the year-ago quarter primarily as a result of the implementation of SFAS 123r. The corresponding income tax benefit of certain elements of share-based payment expenses can only be recognized if, and to the extent that, certain future events occur.

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
We generated cash from operating activities of $6.7 million in the first quarter of fiscal year 2007, a decrease of $1.8 million from the first quarter of fiscal year 2006. The decreased cash flow from operating activities in the 2007 quarter was due primarily to changes in the components of working capital. In particular, accrued expenses decreased as we paid year-end incentive bonuses earned based on our strong financial results in fiscal year 2006.
Net cash used in investing activities increased to $82.2 million in the first quarter of fiscal year 2007 compared to $33.7 million in the first quarter of fiscal year 2006, primarily resulting from our acquisition of pan in April 2006, as discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements. Capital expenditures and capitalized software development costs totaled $5.2 million in the first quarter of fiscal year 2007, compared to $2.4 million in the first quarter of fiscal year 2006. Capital expenditures were principally for computer equipment and software development. At June 30, 2006, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to continue at this level for the next several quarters as we integrate the operations of our new acquisitions, expand our data center and consolidate our information technology platforms in our unemployment tax management business.
In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. As of June 30, 2006, we estimate that these payments could range up to approximately $8 million and be payable over the next 12 months.
Net cash provided by financing activities was $74.2 million in the first quarter of fiscal year 2007 compared to $18.5 million in the first quarter of fiscal year 2006. The increase in cash provided by financing activities in fiscal year 2007 was primarily due to increased borrowings as a result of the acquisition of pan, as discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements. Additionally, we repurchased 347,400 shares of our stock during the first quarter and an additional 164,000 shares in July, pursuant to our stock repurchase program in which we can repurchase up to three million shares over the three years ending May 9, 2008. Following these repurchases, we have a remaining balance of approximately 2.4 million shares authorized for future purchases under this plan.
Our working capital was $35.2 million at June 30, 2006 compared to $28.5 million at March 31, 2006. Our cash and cash equivalents and short-term investments totaled $8.4 million at June 30, 2006, compared to $11.6 million at March 31, 2006. The decrease in cash was primarily due to repurchases of our stock in accordance with our stock repurchase plan in the first quarter of fiscal year 2007.
Our accounts receivable increased to $40.2 million at June 30, 2006 from $31.5 million at March 31, 2006 due primarily to the inclusion of accounts receivable related to our recent acquisition of pan. Our days sales outstanding also increased, largely due to the fact that pan’s customers typically have a slower pay cycle than our other customers. Additionally, the first quarter reflects the seasonal nature of W-2 eXpress billings.
Based on cash and cash equivalents on hand, together with anticipated cash flows from operating activities, we believe we have sufficient liquidity to pay our obligations as they become due, for at least the next 12 months.
Our business strategy contemplates that we will consider acquisitions from time to time. We cannot assure you that we will make any such additional acquisitions or that any such acquisitions would be successful. We expect that such acquisitions may require that we access additional credit. As described below, our Loan Agreement will provide funding for any future acquisitions subject to certain conditions, including the need to obtain the lenders’ consent. Except in these circumstances, we cannot assure you that additional credit would be available on acceptable terms. Any such additional credit would increase the risks associated with leverage, including our ability to service indebtedness and volatility of interest rates. Also, we have filed with the SEC a shelf registration statement regarding $125 million of our securities. The registration statement has been declared effective by the SEC and allows us to complete one or more offerings of our common stock, preferred stock, depositary shares, debt securities, purchase contracts, warrants and units from time to time in one or more public offerings. This Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of any securities registered under the registration statement in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.
During the quarter ended June 30, 2006, we continued our quarterly dividend program, declaring a $0.04 per share cash dividend, totaling $1.3 million, on May 9, 2006. The dividend was paid July 7, 2006 to shareholders of record on June 16, 2006.
Commitments and Contingencies
We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or results of operations.
We are voluntarily responding to an initial inquiry by the Federal Trade Commission to assess whether our acquisitions in the unemployment compensation and Work Number businesses have significantly reduced competition. We believe we have complied with applicable regulatory filing requirements and are cooperating with the inquiry. See “Item 1A. Risk Factors” in Part II below.
We are currently under examination by the Internal Revenue Service for the tax year ended March 31, 2004. We do not expect the results of this examination to have a material adverse effect on our financial condition or results of operations.
Long-Term Debt
Loan Agreement. On April 6, 2006, we entered into the second amendment to the 2005 Loan Agreement which, among other things, expanded the availability under our revolving line of credit to $200 million. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. The second amendment also revised and updated other terms, including the terms of some of the financial covenants under the Loan Agreement.
On May 25, 2006, concurrently with the issuance and sale of the $75.0 million principal amount of Senior Guaranteed Notes due May 25, 2014, which we refer to as the “Notes,” we entered into a $150.0 million third amended and restated loan agreement, which we refer to as the “2006 Loan Agreement,” with the Lenders to replace the 2005 Loan Agreement and refinance in full the $112.4 million outstanding loan balance on May 25, 2006, after giving effect to the repayment of $74.2 million of loans outstanding under the 2005 Loan Agreement from the proceeds of the Notes. The 2006 Loan Agreement established a $150.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans. The 2006 Loan Agreement includes an accordion feature that permits us to increase availability to $200 million under certain circumstances. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. In conjunction with the 2006 Loan Agreement, the Lenders released their security interests in our and our subsidiaries’ assets and the stock of our subsidiaries, which had existed under the 2005 Loan Agreement.
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
We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day’s notice, pay accrued interest and otherwise make the applicable lenders whole. As the 2006

Loan Agreement is a revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2006 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010.
Advances under the revolving credit facility bear interest at rates we select, including a base rate or the LIBOR rate plus an applicable margin. The base rate is a variable rate equal to the greater of the Lender’s prime rate or the federal funds rate plus 0.5%. The applicable margin for LIBOR rate loans will vary from 1.00% to 1.75%. Swingline loans will bear interest at the base rate. During the existence of an event of default, loans will bear additional interest of 2.00% per year.
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
Except as described below, upon the occurrence of an event of default under the Note Purchase Agreement, the holder or holders of more than 50% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to us, declare all the Notes then outstanding to be immediately due and payable. If an event of default with respect to the payment of principal or interest on the Notes occurs, any holder or holders of the Notes at the time outstanding affected by such event of default may at any time at its or their option, by notice or notices to us, declare all of the Notes held by it or them to be immediately due and payable. If an event of default with respect to bankruptcy proceedings occurs, all of the Notes then outstanding will become immediately due and payable without any declaration or other act on the part of any holders of the Notes.
We have entered into an interest rate swap contract which has a notional amount of $12.8 million at June 30, 2006. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding revolving loans. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. We match our interest rate swap to our outstanding borrowings, which effectively converts a portion of our outstanding revolving loans into a fixed rate instrument over the term of the interest rate swap contract.
The interest rate swap and related gains and losses arising on the contract are accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Specifically, changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed. We do not use financial instruments for trading or speculative purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As discussed in Note 8 of Notes to Unaudited Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the 2006 Loan Agreement. As of June 30, 2006, we had $117.4 million principal outstanding on our credit facility, of which $12.8 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $1.0 million change to our annual interest expense, based on net variable rate borrowings of $104.6 million.
Item 4. Controls and Procedures
Our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Assistant Secretary, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of June 30, 2006, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They have also determined in their evaluation that there was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s assessment of the effectiveness of internal controls over financial reporting as of June 30, 2006 excludes the acquisition of Performance Assessment Network, Inc. on April 6, 2006. See Note 6 of Notes to Unconsolidated Financial Statements for a further description of this acquisition. As of June 30, 2006, this acquisition contributed revenues of approximately $6.7 million to our consolidated financial statements for the quarter ended June 30, 2006 and comprised total consideration of approximately $75.0 million. Management expects to include this acquisition in its assessment of internal controls over financial reporting as of March 31, 2008.
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

TALX CORPORATION AND SUBSIDIARIES
PART II – Other Information
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended March 31, 2006 includes a detailed discussion of certain risk factors in Part I, Item 1A. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.
The Federal Trade Commission may assert that some of our acquisitions have violated antitrust laws, which could adversely affect our business and results of operations.
The staff of the U.S. Federal Trade Commission, which is known as the FTC, has submitted an initial inquiry requesting information to assess whether past acquisitions in our unemployment compensation and Work Number businesses have significantly reduced competition. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and in some past situations, where a violation has been found, the government has sought to remedy any anti-competitive effects. Possible remedies include restrictions on future acquisitions, divestitures and mandatory licensing. While we do not believe that our past acquisitions in these areas should be deemed to contravene antitrust laws, we intend to cooperate in responding to the FTC inquiry. At this stage, we cannot predict the likely outcome of the investigation or whether that outcome will materially harm our business or results of operations. As with any litigation or investigation, we will incur costs associated with responding to the investigation, both in terms of management time and out-of- pocket expenses.
State regulatory agencies could restrict our ability to provide some of our tax management services in their states.
State laws vary in their particular requirements related to matters such as the time permitted for response to a claim for benefits or the appeal of same, the requirements imposed on representatives of an employer and what constitutes the unauthorized practice of law. If our unemployment tax management business or other businesses were found to fail to comply with the laws of a state, we could be required to train representatives to comply, could be required to pay fines which could be significant or could be barred from practice in the state, which could cause reputational harm to TALX and could have a material affect on our business and financial condition.
On May 16, 2006, we received a complaint from the Board of Review of the Connecticut Department of Labor alleging failure of the unemployment compensation management business to comply with the registration requirements and the rules of conduct for authorized agents providing unemployment compensation claims representation for a fee. We are cooperating voluntarily with the State of Connecticut to provide information to resolve the complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our Company or any affiliated purchasers during the quarter ended June 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs (1)	Programs
April 1, 2006 to April 30, 2006	—	—	—	2,943,300
May 1, 2006 to May 31, 2006	—	—	—	2,943,300
June 1, 2006 to June 30, 2006	347,400	$23.37	—	2,595,900

Total	347,400	$23.37	—	2,595,900

(1)     On May 10, 2005, our Board of Directors authorized us to repurchase up to three million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 404,100 shares of our common stock (excluding 164,000 shares repurchased in July 2006), as adjusted for the 3-for-2 stock split. Except for the 267,400 shares in treasury at June 30, 2006, all shares repurchased have been reissued in connection with employee stock option exercises and restricted stock grants.
Item 6. Exhibits
          See Exhibit Index.

TALX CORPORATION AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALX CORPORATION

Date: August 3, 2006	By:	/s/ WILLIAM W. CANFIELD

William W. Canfield
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2006	By:	/s/ L. KEITH GRAVES

L. Keith Graves
Senior Vice President,
Chief Financial Officer and
Assistant Secretary
(Principal Financial and Accounting Officer)

TALX CORPORATION AND SUBSIDIARIES
Exhibit Index

Exhibit
Number	Description
2.1	Acquisition Agreement, dated April 6, 2006, by and among TALX Corporation, the shareholders of Performance Assessment Network, Inc. and Douglas E. Cole, as representative of such shareholders, incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 3, 2006

3.1	Restated Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K dated September 8, 2005 (File No. 000-21465)

3.2	Bylaws, as amended and restated, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2001 (File No. 000-21465)

10.44	Second Amendment dated April 6, 2006 to Second Amended and Restated Loan Agreement among the Company, LaSalle Bank National Association, as Administrative Agent, and the Lenders named therein, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006

10.45	Third Amended and Restated Loan Agreement, dated as of May 25, 2006, among the Company, LaSalle Bank National Association, as Administrative Agent, and the Lenders named therein, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006

10.46	Note Purchase Agreement, dated as of May 25, 2006, among the Company and the Purchasers named therein, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006

10.47	TALX Corporation Nonqualified Savings and Retirement Plan, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (No. 333-134436) filed on May 24, 2006 †

10.48	Adoption Agreement for the TALX Corporation Nonqualified Savings and Retirement Plan, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-134436) filed on May 24, 2006 †

11	Computation of Earnings Per Share

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

†	Represents management contract or compensatory plan or arrangement.