Form 10-Q
period 2006-09-30
TALX CORP
filed 2006-11-02
CIK 917524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006 or

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
☐ Yes ☑ No
As of October 31, 2006 there were 31,225,652 shares of the Registrant’s Common Stock outstanding, net of treasury shares held by the Registrant.
Exhibit Index is on page 35.

TALX CORPORATION AND SUBSIDIARIES

TALX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share information)

	March 31,	September 30,
	2006	2006
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,705	$5,670
Short term investments	5,850	—
Accounts receivable, less allowance for doubtful accounts of $3,731 at March 31, 2006 and $3,866 at September 30, 2006	31,527	36,168
Unbilled receivables	5,911	3,556
Prepaid expenses and other current assets	6,576	8,734
Deferred tax assets, net	2,580	755

Total current assets	58,149	54,883
Property and equipment, net of accumulated depreciation of $25,227 at March 31, 2006 and $29,529 at September 30, 2006	16,037	22,479
Capitalized software development costs, net of amortization of $6,329 at March 31, 2006 and $7,403 at September 30, 2006	4,059	5,801
Goodwill	190,232	231,672
Other intangibles, net	77,434	132,562
Other assets	1,634	2,151

	$347,545	$449,548

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,257	$3,301
Accrued expenses and other liabilities	19,219	18,080
Dividends payable	1,289	1,567
Deferred revenue	6,893	7,170

Total current liabilities	29,658	30,118
Deferred tax liabilities, net	17,634	42,928
Long term debt	110,802	199,877
Other liabilities	3,153	3,733

Total liabilities	161,247	276,656

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares and no shares issued or outstanding at March 31, 2006 or September 30, 2006	—	—
Common stock, $.01 par value; authorized 75,000,000 shares at March 31, 2006 and September 30, 2006, issued 32,225,321 shares at March 31, 2006 and 32,417,630 shares at September 30, 2006	322	324
Additional paid-in capital	177,463	176,825
Deferred compensation	(5,076)	—
Retained earnings	13,467	22,349
Accumulated other comprehensive income:
Unrealized gain on interest rate swap contract, net of tax expense of $80 at March 31, 2006 and $56 at September 30, 2006	122	81
Treasury stock, at cost, 1,225,562 shares at September 30, 2006	—	(26,687)

Total shareholders’ equity	186,298	172,892

	$347,545	$449,548

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(dollars in thousands, except share information)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Revenues:
The Work Number services	$21,857	$25,547	$42,302	$51,444
Tax management services	26,043	32,419	51,968	65,577
Talent management services	—	7,308	—	14,025
Maintenance and support	444	391	868	793

Total revenues	48,344	65,665	95,138	131,839

Cost of revenues:
The Work Number services	4,679	4,452	9,409	10,025
Tax management services	12,766	15,486	25,542	31,751
Talent management services	—	3,714	—	7,099
Maintenance and support	100	19	186	38

Total cost of revenues	17,545	23,671	35,137	48,913

Gross profit	30,799	41,994	60,001	82,926

Operating expenses:
Selling and marketing	8,073	10,868	15,803	21,973
General and administrative	10,052	14,005	20,140	28,424

Total operating expenses	18,125	24,873	35,943	50,397

Operating income	12,674	17,121	24,058	32,529

Other income (expense), net:
Interest income	154	190	311	350
Interest expense	(1,008)	(3,547)	(1,924)	(6,734)
Other, net	—	19	(5)	24

Total other income (expense), net	(854)	(3,338)	(1,618)	(6,360)

Earnings from continuing operations before income tax expense	11,820	13,783	22,440	26,169
Income tax expense	4,669	5,638	8,864	10,705

Earnings from continuing operations	7,151	8,145	13,576	15,464
Discontinued operations, net of income taxes:
Earnings from discontinued operations, net	(4)	—	3	—
Gain on disposal of discontinued operations, net	30	—	225	—

Earnings from discontinued operations	26	—	228	—

Net earnings	$7,177	$8,145	$13,804	$15,464

Basic earnings per share:
Continuing operations	$0.23	$0.26	$0.43	$0.49
Discontinued operations	—	—	0.01	—

Net earnings	$0.23	$0.26	$0.44	$0.49

Diluted earnings per share:
Continuing operations	$0.21	$0.25	$0.40	$0.46
Discontinued operations	—	—	0.01	—

Net earnings	$0.21	$0.25	$0.41	$0.46

Weighted average number of shares outstanding — basic	31,588,088	31,602,206	31,587,219	31,852,265

Weighted average number of shares outstanding — diluted	33,660,792	33,076,605	33,529,938	33,408,942

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net earnings	$13,804	$15,464
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,045	9,962
Deferred compensation	43	1,758
Deferred taxes	1,715	2,264
Gain on swap agreement	(59)	—
Change in assets and liabilities, excluding those acquired:
Accounts receivable, net	(2,794)	1,210
Unbilled receivables	939	2,355
Prepaid expenses and other current assets	(1,771)	(1,854)
Other assets	(267)	(64)
Accounts payable	1,062	531
Accrued expenses and other liabilities	(2,127)	(2,707)
Deferred revenue	(1,174)	(35)
Other liabilities	(57)	580

Net cash provided by operating activities	15,359	29,464

Cash flows from investing activities:
Additions to property and equipment	(3,882)	(10,949)
Acquisitions, net of cash received	(27,545)	(80,068)
Purchases of short-term investments	(5,120)	—
Proceeds from sale of short-term investments	3,785	5,850
Capitalized software development costs	(1,186)	(2,206)

Net cash used in investing activities	(33,948)	(87,373)

Cash flows from financing activities:
Issuance of common stock	3,611	2,983
Tax benefit on exercise of stock options	—	1,195
Repurchase of common stock	(1,287)	(31,901)
Borrowings under long-term debt	84,850	164,888
Repayments under long-term debt	(75,500)	(76,705)
Dividends paid	(1,678)	(2,586)

Net cash provided by financing activities	9,996	57,874

Net decrease in cash and cash equivalents	(8,593)	(35)
Cash and cash equivalents at beginning of period	11,399	5,705

Cash and cash equivalents at end of period	$2,806	$5,670

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
Our consolidated balance sheet at March 31, 2006 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2006. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2006.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact on the financial statements of adopting FIN 48.
The FASB Emerging Issues Task Force has issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. Both Issues provide guidance on the recognition of company-paid life insurance protecting against the loss of key employees. We are currently in the process of evaluating the impact on the financial statements of adopting EITF 06-4 and EITF 06-5.
Note 2 — Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings per share and the dilutive effect of all restricted stock. The weighted average number of shares is based on common stock outstanding for basic earnings per share and common stock outstanding, restricted stock outstanding, and common stock options for diluted earnings per share in periods when such common stock options are not antidilutive.
On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006 to shareholders of record on December 19, 2005. Earnings per share and weighted average number of common shares outstanding for the three and six months ended September 30, 2005 have been retroactively adjusted for the 3-for-2 stock split.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands, except share and per share data)
Basic Earnings Per Share:
Net earnings:
Continuing operations	$7,151	$8,145	$13,576	$15,464
Discontinued operations	26	—	228	—

Net earnings	$7,177	$8,145	$13,804	$15,464

Weighted average number of common shares outstanding	31,645,518	32,235,700	31,629,878	32,186,196
Less: weighted average number of treasury shares	(57,430)	(633,494)	(42,659)	(333,931)

Weighted average number of common and common equivalent shares outstanding	31,588,088	31,602,206	31,587,219	31,852,265

Basic earnings per common share:
Continuing operations	$0.23	$0.26	$0.43	$0.49
Discontinued operations	—	—	0.01	—

Net earnings	$0.23	$0.26	$0.44	$0.49

Diluted Earnings Per Share:
Net earnings:
Continuing operations	$7,151	$8,145	$13,576	$15,464
Discontinued operations	26	—	228	—

Net earnings	$7,177	$8,145	$13,804	$15,464

Weighted average number of common shares outstanding	31,645,518	32,235,700	31,629,878	32,186,196
Weighted average number of restricted shares	23,835	6,574	25,953	8,876
Weighted average number of shares issuable under employee stock plans	11,322	12,686	11,322	12,686
Dilutive effect of the exercise of stock options	2,037,547	1,455,139	1,905,444	1,535,115
Less: weighted average number of treasury shares	(57,430)	(633,494)	(42,659)	(333,931)

Weighted average number of common and common equivalent shares outstanding	33,660,792	33,076,605	33,529,938	33,408,942

Diluted earnings per common share:
Continuing operations	$0.21	$0.25	$0.40	$0.46
Discontinued operations	—	—	0.01	—

Net earnings	$0.21	$0.25	$0.41	$0.46

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
The following table presents our net earnings and earnings per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the three and six months ended September 30, 2005, in thousands, except for share data:

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Net earnings, as reported	$7,177	$13,804
Stock-based employee compensation cost, net of taxes	400	793

Net earnings, pro forma	$6,777	$13,011

Basic earnings per share:
As reported	$0.23	$0.44
Pro forma	0.21	0.41

Diluted earnings per share:
As reported	$0.21	$0.41
Pro forma	0.20	0.39
We adopted SFAS 123r, “Share-Based Payment,” on April 1, 2006 and have selected the Modified Prospective Application. Under this method, compensation costs recognized in fiscal 2007 include compensation costs for all share-based payments granted through March 31, 2006 for which the requisite service period had not been completed and compensation costs for all share-based payments granted subsequent to March 31, 2006. Under the Modified Prospective Application, prior periods have not been restated to reflect current period presentation. We record compensation expense related to stock options over the remaining vesting periods of the awards. The grant values based on the date of grant for the grants prior to March 31, 2006 would not have been significantly different than calculated under SFAS 123r.
No options were granted in the first or second quarters of fiscal 2007 or the second quarter of fiscal 2006. The fair value of options granted in the first quarter of fiscal 2006 was estimated on the dates of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 50%; risk-free interest rate of 3.9%; expected life of 6.0 years; and an expected dividend yield of 0.63%.
Stock option activity for the six months ended September 30, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(thousands)
Outstanding at March 31, 2006	3,112,270	$7.37
Exercised	(348,981)	5.01		$6,918
Cancelled	(12,825)	9.91

Outstanding at September 30, 2006	2,750,464	7.66	5.44	46,382

Vested and expected to vest, September 30, 2006	2,548,853	7.55	5.31	43,250

Exercisable, September 30, 2006	1,883,817	7.05	4.67	32,917

TALX has adopted the 2005 Omnibus Incentive Plan, which provides for the issuance of incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights and performance units. The plan allows for the award of a total of 4,500,000 shares of common stock, after adjustment for the 3-for-2 stock split. On May 15, 2006, the Board of Directors awarded a total of 1,000 shares of employee restricted stock under the plan. The weighted average fair value of the restricted shares on the date of grant was $26.87. On July 25, 2006, the Board of Directors awarded a total of 3,000 shares of employee restricted stock under the plan. The weighted average fair value of the restricted shares on the date of grant was $19.64. The shares awarded to employees vest evenly over five years. Recipients of restricted stock pay $0.01 cash consideration per share, have the right to vote all shares subject to the grant, and have dividend rights with respect to the shares, whether or not the shares have vested. We record compensation expense related to restricted stock awards over the vesting periods of the awards.
Cash received from the exercise of stock options in the first half of fiscal 2007 was $1.7 million, and the related tax benefits realized were $1.2 million.

Restricted stock activity for the six months ended September 30, 2006 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at March 31, 2006	196,850	$27.55
Granted	4,000	21.44
Vested	(15,920)	22.37

Unvested at September 30, 2006	184,930	27.86

We have also adopted the 1996 Employee Stock Purchase Plan, or ESPP, to provide our employees with the opportunity to purchase TALX common stock through payroll deductions through periodic offerings. A total of 2,041,875 shares of common stock are issuable under the ESPP, after giving effect to all stock dividends and splits. The purchase price of the common stock is equal to 85% of the lower of (i) the market price of common stock at the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. Offering periods generally are on a quarterly basis. The fair values of ESPP stock purchase rights during the three months ended June 30, 2006 and September 30, 2006 were calculated using the Black-Scholes pricing model with assumed volatility of 37.0% and 43.0%, respectively; assumed risk-free interest rate of 4.0% and 4.79%, respectively; and expected life of 3 months, resulting in a weighted-average fair value per share of $7.10 and $5.19, respectively.
We recognized approximately $1.5 million, net of tax, or $0.04 per diluted share, in share-based compensation expense in the six months ended September 30, 2006 for stock options, restricted stock awards, and our employee stock purchase plan. On a pre-tax basis, this amounted to approximately $609,000, $396,000, and $734,000 in cost of revenues, selling and marketing, and general and administrative expenses, respectively. As of September 30, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $6.6 million, pretax, and the related weighted average period over which it is expected to be recognized is approximately 2.1 years.
Note 4 — Comprehensive Income
Comprehensive income for the three months ended September 30, 2005 and 2006 was $7.3 million and $8.1 million, respectively, and for the six months ended September 30, 2005 and 2006 was $13.8 million and $15.4 million, respectively. The difference between comprehensive income and net income resulted from unrealized holding gains (losses) on our interest rate swap contract.
Note 5 — Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes totaled $6.9 million and $7.7 million for the six months ended September 30, 2005 and 2006, respectively. Cash paid for interest totaled $2.0 million and $4.9 million for the six months ended September 30, 2005 and 2006, respectively.
We declared a cash dividend of $0.05 per share, totaling $1.6 million, on September 7, 2006. The dividend was payable October 13, 2006 to shareholders of record on September 18, 2006.
Note 6 – Acquisitions
On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as “TBT Enterprises”. On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. The purchase prices for the acquisitions, which specialized in employment-related tax credit and incentive services, were determined based on arms’-length negotiations and totaled approximately $19 million, including transaction costs, subject to certain post-closing adjustments.

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
The purchase prices for our acquisitions were determined based on arms’-length negotiations, and were paid in cash financed through our Loan Agreements as discussed below in Note 8. The purchase agreements provide for indemnification of TALX by the sellers for certain breaches of representations and warranties and certain pre-closing liabilities and obligations of the business, subject to certain limitations. Escrow accounts, maintained pursuant to the terms of respective escrow agreements, are also available to satisfy the indemnification obligations under the purchase agreements, subject to certain limitations set forth in the acquisition agreements. Of the purchase prices, $17.5 million remained in escrow accounts at September 30, 2006.
In connection with some of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. In the first half of fiscal year 2007, we paid or accrued approximately $5.9 million in contingent payments. We estimate that additional payments could range up to approximately $8 million and be payable over the next 12 months.
The financial results of these acquisitions have been consolidated as of the dates of the respective acquisitions. The table below reflects unaudited pro forma combined results of TALX and the acquired businesses as if the acquisitions had occurred on April 1, 2005:

	Three Months Ended
	September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
Revenues	$60,228	$65,665	$117,463	$132,072
Net earnings	6,957	8,145	12,513	15,365
Basic earnings per share	0.22	0.26	0.40	0.48
Diluted earnings per share	0.21	0.25	0.37	0.46
These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2006.
Note 7 — Goodwill and Other Intangible Assets
In connection with our acquisitions, we acquired certain identifiable intangible assets and goodwill. We recorded these assets in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocation for Performance Assessment Network, Inc. is preliminary, and a final determination of the required purchase accounting adjustments will be made upon the determination of fair values of the acquired assets. The purchase price allocations for the Employers Unity, Inc. and Management Insights, Inc. acquisitions were finalized in the first quarter of fiscal 2007, resulting in an adjustment to the valuations, as noted in the table below.
As a result of the pan acquisition, we have determined that we operate in five business segments. The following table summarizes goodwill activity by segment for the six months ended September 30, 2006.

	(in thousands)
	The Work	Unemployment	Tax Credits	Talent
	Number	Tax	And	Management	Maintenance
	Services	Management	Incentives	Services	and Support	Total
March 31, 2006	$43,587	$114,756	$31,889	$—	$—	$190,232
Earn-out related to prior acquisition	—	5,496	400	—	—	5,896
Additional acquisition costs and adjustments	180	1,722	1,048	—	—	2,950
Acquisition of Performance Assessment Network, Inc.	—	—	—	32,594	—	32,594

September 30, 2006	$43,767	$121,974	$33,337	$32,594	$—	$231,672

Tax-deductible goodwill totaled $148.7 million as of September 30, 2006.
The following table summarizes amortizable intangible asset activity for the six months ended September 30, 2006:

	(in thousands)
	Customer		Customer	Non-	Trade
	Relationships	Software	Records	Compete	Name	Total
Gross Carrying Values:
March 31, 2006	$83,984	$—	$2,184	$1,512	$260	$87,940
Adjustments of valuations	(1,681)	—	—	—	—	(1,681)
Acquisition of Performance Assessment Network, Inc.	47,367	6,046	—	—	—	53,413

September 30, 2006	$129,670	$6,046	$2,184	$1,512	$260	$139,672

Accumulated Amortization:
March 31, 2006	$9,260	$—	$584	$583	$79	$10,506
Amortization	3,649	414	73	116	44	4,296

September 30, 2006	$12,909	$414	$657	$699	$123	$14,802

Weighted average lives (in years)	16.70	7.00	15.00	6.54	3.00	16.12

Amortization of other intangible assets is projected to be $9.0 million for the fiscal year ending March 31, 2007, $9.1 million for the fiscal year ending March 31, 2008, and $8.9 million for the fiscal years ending March 31, 2009 through 2011.
The following table summarizes activity for intangible assets with indefinite lives for the six months ended September 30, 2006:

	(in thousands)
	Trade
	Name	Total
March 31, 2006	$—	$—
Acquisition of Performance Assessment Network, Inc.	7,692	7,692

September 30, 2006	$7,692	$7,692

Note 8 — Long-Term Debt
On April 6, 2006, we entered into the second amendment to the 2005 Loan Agreement which expanded the availability under our revolving line of credit to $200 million and provided for mandatory prepayments and commitment reductions under certain circumstances. The second amendment also revised and updated other terms, including the terms of some of the financial covenants under the Loan Agreement.
On May 25, 2006, concurrently with the issuance and sale of the $75.0 million principal amount of Senior Guaranteed Notes due May 25, 2014, which we refer to as the “Notes,” we entered into a $150.0 million third amended and restated loan agreement, which we refer to as the “2006 Loan Agreement,” with a syndicate of lenders (the “Lenders”) to replace the 2005 Loan Agreement and refinance in full the $112.4 million outstanding loan balance on May 25, 2006, after giving effect to the repayment of $74.2 million of loans from the proceeds of the Notes. The 2006 Loan Agreement established a $150.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans. The 2006 Loan Agreement includes an accordion feature that permits us to increase availability to $200.0 million under certain circumstances. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. In conjunction with the 2006 Loan Agreement, the Lenders released their security interests in our and our subsidiaries’ assets and the stock of our subsidiaries, which had existed under the 2005 Loan Agreement.
On August 22, 2006, we entered into the first amendment to our 2006 Loan Agreement. The first amendment revised the limitations applicable to the use of loan proceeds to finance repurchases of our capital stock to require us to maintain at least $10,000,000 of availability under the 2006 Loan Agreement after giving effect to any borrowings to finance repurchases of our capital stock. Prior to the amendment, no more than $5,000,000 of the loan proceeds could be used to effect repurchases and the minimum availability requirement was $5,000,000. In connection with this amendment, we did not pay any amendment fees to the Lenders.
The proceeds of loans made under the 2006 Loan Agreement may be used solely to refinance loans outstanding under the 2005 Loan Agreement and for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to pay the transaction costs of the 2006 Loan Agreement, to finance permitted acquisitions meeting specified criteria, and to finance certain repurchases of our capital stock subject to specified limitations, which were modified in the first amendment, as discussed above. The 2006 Loan Agreement is absolutely and unconditionally guaranteed by our material subsidiaries.
We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day’s notice, pay accrued interest and otherwise make the applicable lenders whole. As the 2006 Loan Agreement is a revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2007 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010.
Advances under the revolving credit facility bear interest at rates we select, including a base rate or the LIBOR rate plus an applicable margin. The base rate is a variable rate equal to the greater of the Lender’s prime rate or the federal funds rate plus 0.5%. The applicable margin for LIBOR rate loans varies from 1.00% to 1.75%. Swingline loans bear interest at the base rate. During the existence of an event of default, loans bear additional interest of 2.00% per year.
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
As amended, the 2006 Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of any loans, as described above. The 2006 Loan Agreement also requires compliance with certain financial covenants based on our minimum interest coverage (the ratio of EBIT minus dividends and income tax expense to interest expense), minimum EBITDA (as defined in the 2006 Loan Agreement and as adjusted for, among other things, approved acquisitions) and our ratio of total indebtedness to EBITDA (as so adjusted). The 2006 Loan Agreement also requires compliance with certain operating and other covenants which limit, without first obtaining written consent of the lenders, among other things, the ability of TALX and our subsidiaries to incur additional debt (with specified exceptions), sales of assets, changes in our capital structure, affiliate transactions, acquisitions, and distributions to our shareholders. The 2006 Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of six cents per share per calendar quarter, up to a maximum of $7.5 million per fiscal year so long as we are not in default at the time of the declaration. The 2006 Loan Agreement also contains various representations and warranties, regarding, among others, compliance with material laws, the accuracy of financial statements and other information delivered to the Lenders and the absence of material changes.
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
Interest on the Notes is payable semiannually until the principal becomes due and payable. Commencing on September 30, 2006, our interest rate increased to 7.34% per annum from 6.89% because we did not issue equity capital in the minimum amount of $75 million before September 30, 2006. If such issuance takes place after September 30, 2006 and before September 30, 2007, then on and after the first day of the next fiscal quarter following the fiscal quarter in which such equity capital is raised, the interest rate on the Notes will return to 6.89% per annum, subject in any event to the immediately following sentence. To the extent permitted by law, upon the occurrence of an event of default, interest accrues on any amount due at a rate equal to the greater of 8.89% or 2.0% over prime as announced by LaSalle Bank National Association. Our obligations with respect to the Notes and the Note Purchase Agreement are absolutely and unconditionally guaranteed by our material subsidiaries.
The Note Purchase Agreement contains customary covenants, including compliance with laws, maintenance of insurance, keeping of books, conduct of business, maintenance of properties, payment of taxes, inspection of records, furnishing of quarterly and annual financial statements, quarterly compliance certificates and other financial information.
The Note Purchase Agreement also contains customary restrictive covenants including certain restrictions on transactions with affiliates; our indebtedness, including that of guarantor subsidiaries; liens and encumbrances; consolidations and mergers; sales of assets; and financial covenants including a minimum Consolidated Net Worth (as defined in the Note Purchase Agreement), a required ratio of Consolidated Income Available for Fixed Charges to Consolidated Fixed Charges (as defined in the Note Purchase Agreement), and a required ratio of Consolidated Debt to Consolidated Operating Cash Flow (as defined in the Note Purchase Agreement).
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

Note 9 — Derivative Financial Instrument
We have entered into an interest rate swap contract which has a notional amount of $11.5 million at September 30, 2006. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding revolving loans. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. We match our interest rate swap to our outstanding borrowings, which effectively converts a portion of our outstanding revolving loans into a fixed rate instrument over the term of the interest rate swap contract.
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
We are voluntarily responding to an inquiry by the Federal Trade Commission to assess whether our acquisitions in the unemployment compensation and Work Number businesses have significantly reduced competition. We are cooperating with the inquiry and are unable to predict the timing or resolution of this matter.
We are currently under examination by the Internal Revenue Service for the tax year ended March 31, 2004. We do not expect the results of this examination to have a material adverse effect on our financial condition or results of operations.
Note 11 — Business Segment Information
As a result of the pan acquisition, in the first quarter of fiscal year 2007, we determined that we operate in five business segments. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. Our Chief Operating Decision Maker and Board of Directors review gross profit for our business units. Our Chief Operating Decision Maker and Board of Directors only review profit and loss information after gross profit on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. Our business units are closely interrelated in their activities and share services such as order entry, billing, purchasing, technical services, network facilities, telecommunications, and information technology facilities. As a result, we have concluded that it is impractical and provides no value to allocate costs of all of these services to the business units or to allocate any of the underlying assets to the businesses. Additionally, our Chief Operating Decision Maker and our principal officers participate in a cash bonus program which rewards performance based upon our consolidated results.
As of September 30, 2006, our operations are conducted principally through business segments comprised of: The Work Number services, unemployment tax management, tax credits and incentives, talent management services, and maintenance and support. The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new-hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that requires employers to complete an I-9 form for each new hire. Our unemployment tax management segment includes our unemployment and claims management and unemployment tax planning services. Tax credits and incentives includes the identification, calculation, and processing of certain federal, state and local tax credits for our clients. Talent management services include psychometric assessments and talent management. Our fifth segment, maintenance and support, relates to a business we are phasing out. There are no intersegment sales, and we do not allocate assets to the segments.
Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were previously presented together as one segment.
Summary by Business Segment:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)
Revenues:
The Work Number services	$21,857	$25,547	$42,302	$51,444
Unemployment tax management	23,344	28,725	46,397	57,491
Tax credits and incentives	2,699	3,694	5,571	8,086
Talent management services	—	7,308	—	14,025
Maintenance and support	444	391	868	793

Total revenues	$48,344	$65,665	$95,138	$131,839

Gross profit:
The Work Number services	$17,178	$21,095	$32,893	$41,419
Unemployment tax management	11,602	15,145	22,789	29,681
Tax credits and incentives	1,675	1,788	3,637	4,145
Talent management services	—	3,594	—	6,926
Maintenance and support	344	372	682	755

Total gross profit	30,799	41,994	60,001	82,926
Selling and marketing expenses	(8,073)	(10,868)	(15,803)	(21,973)
General and administrative expenses	(10,052)	(14,005)	(20,140)	(28,424)

Operating income	12,674	17,121	24,058	32,529
Net interest expense	(854)	(3,357)	(1,613)	(6,384)
Other income (expense)	—	19	(5)	24

Earnings from continuing operations before income taxes	$11,820	$13,783	$22,440	$26,169

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
Forward-Looking Statements
This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements (“forward-looking statements”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:
(1)	the risk that our revenues from The Work Number may fluctuate in response to changes in certain economic conditions such as interest rates and employment trends;

(2)	risks associated with our ability to prevent breaches of confidentiality or inappropriate use of data as we perform large-scale processing of verifications;

(3)	risks associated with our ability to maintain the accuracy, privacy and confidentiality of our clients’ employee data;

(4)	risks related to our ability to increase the size and range of applications for The Work Number database and to successfully market current and future services and related to our dependence on third party providers to do so;

(5)	proceedings by federal and state regulators related to our business, including the inquiry by the Federal Trade Commission related to our acquisitions in the unemployment compensation and Work Number businesses;

(6)	the risk of interruption of our computer network and telephone operations, including potential slow- down or loss of business as potential clients review our operations;

(7)	risks associated with potential challenges regarding the applicability of the Fair Credit Reporting Act or similar law;

(8)	risks relating to the dependence of the market for The Work Number services on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability would be significantly harmed if those requirements were relaxed or eliminated;

(9)	risks related to the applicability of any new privacy legislation or interpretation of existing laws;

(10)	the risk that our revenues from unemployment tax management services may fluctuate in response to changes in economic conditions;

(11)	risks related to changes in tax laws, including potential continuation of the hiatus or even the nonrenewal or elimination of the work opportunity , or “WOTC,” and welfare to work, or “WtW,” tax credits;

(12)	the risk to our future growth due to our dependence on our ability to effectively integrate acquired companies and capitalize on cross-selling opportunities; and

(13)	risks relating to doing business with the federal government following our April 2006 acquisition of Performance Assessment Network, Inc., or “pan.”
See “Item 1A. Risk Factors” in Part I of our Form 10-K for the fiscal year ended March 31, 2006 and Item 1A. of Part II of our Form 10-Q for the quarter ended June 30, 2006 for a more detailed description of many of these and other risk factors. You should read this report completely and with the understanding that our actual results may be materially different from what we expect. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Overview
We are a leading provider of payroll-related and human resources business process outsourcing services. Our services enable our clients to outsource and automate the performance of payroll and human resources business processes that would otherwise be performed by their own in-house payroll and/or human resources departments. Our clients are large and mid-size organizations, including more than three-fourths of the Fortune 500 companies in a wide variety of industries, as well as a number of government agencies and public sector organizations.
Our current services include employment and income verification and other payroll-related services, unemployment tax management services, tax credit and incentive services, and talent management services.
•	The Work Number Services. The Work Number services include our employment and income verification services and complementary services, which are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support mid-size to large workforces. These tasks include verifying employment and income information, printing and distributing pay stubs and annual W-2 forms, collecting time-reporting data, updating employee personnel records on a self-service basis, and screening job applicants. As of September 30, 2006, The Work Number database, our database of payroll and other human resources-related information, contained approximately 138.3 million employee records and had contracts to receive an additional 10.7 million employee records. Authorized users such as mortgage lenders, pre-employment screeners, credit issuers, social service agencies and others access The Work Number service and pay us transaction-based or monthly service fees for verification of employment and income information.

•	Unemployment Tax Management Services. Through our unemployment tax management services, we provide unemployment insurance claims processing, unemployment hearing consultation, and unemployment and employment tax planning and management services to a broad range of employers. These services are designed to reduce the cost of processing unemployment claims by human resources departments and to better manage the tax rate that employers are assessed for unemployment taxes.

•	Tax Credit and Incentive Services. Our services in the tax credits and incentives segment include assisting employers with federal, state and local tax credits. Examples of federal tax credit services include integrating work opportunity, or “WOTC”, and welfare to work, or “WtW”, tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. State and local tax credit services include assisting clients in identifying and calculating enterprise zone credits and job creation credits.

The WOTC and WtW federal tax credits have been in hiatus since January 1. We understand that Congress is currently considering the renewal of these programs. In the past, when these credits have entered hiatus, Congress generally has reinstated them on a retroactive basis, although, at this time, we can provide no assurance that the programs will be renewed, or, if renewed, that any such renewal would have retroactive effect. We do not currently expect the hiatus to be lifted within our fiscal third quarter.

•	Talent Management Services. Beginning in fiscal year 2007, through our talent management services, we provide testing and assessment services, as well as talent management services that are designed to enable organizations to automate and improve their human capital management hiring and employee development processes. With our talent management services, clients can electronically deliver assessments to applicants and arrange the administering or proctoring of the assessments at pre-qualified testing centers. Using an online dashboard, hiring managers can manage open positions for employment and direct active applicants through the entire assessment and selection process, including external tests such as a drug test.
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
We recognized second quarter fiscal 2007 revenues of $65.7 million, a 36% increase over the $48.3 million in revenue reported in the comparable period in fiscal 2006. The Work Number services revenue increased 17% as compared to the comparable period in fiscal 2006. Revenues in our unemployment tax management segment increased 23% compared to the prior-year period, while revenues in our tax credits and incentives segment increased 37% compared to the comparable period in fiscal 2006. Revenues in our new talent management services segment were $7.3 million in the second quarter of fiscal 2007. Our gross profit grew to $42.0 million, or 64.0% of revenues, compared to $30.8 million, or 63.7% of revenues, in the comparable period in fiscal 2006. Earnings from continuing operations grew to $8.1 million, or $0.25 per diluted share, compared to $7.2 million, or $0.21 per diluted share, in the comparable period in fiscal 2006.
For the six months ended September 30, 2006, we recognized revenues of $131.8 million, a 39% increase over the $95.1 million in revenue reported in the comparable period in fiscal 2006. The Work Number services revenue increased 22% as compared to the comparable period in fiscal 2006. Revenues in our unemployment tax management segment increased 24% compared to the prior-year period, while revenues in our tax credits and incentives segment increased 45% compared to the comparable period in fiscal 2006. Revenues in our new talent management services segment were $14.0 million in the first half of fiscal 2007. Our gross profit grew to $82.9 million, or 62.9% of revenues, compared to $60.0 million, or 63.1% of revenues, in the first half of fiscal year 2006. Earnings from continuing operations were $15.5 million, or $0.46 per diluted share in the six months ended September 30, 2006, compared to $13.6 million, or $0.40 per share, in the first half of fiscal year 2006.
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123r, “Share-Based Payment” (SFAS 123r). Included in fiscal 2007 first-half results was approximately $1.5 million, net of taxes, or $0.04 per diluted share, related to share-based compensation expense.
On November 14, 2005, we declared a 3-for-2 stock split, which was effected in the form of a 50 percent stock dividend, payable January 17, 2006, to shareholders of record on December 19, 2005. Earnings per share and the weighted average number of common shares outstanding for the three and six months ended September 30, 2005 have been retroactively adjusted for the 3-for-2 stock split.
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
The Work Number. Lenders, pre-employment screeners, credit issuers, social service agencies, employers that check prior employment and other information verifiers often request organizations to verify employment and income information that has been provided by potential employees, employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages that they will purchase. The Work Number is an outsourced service that enables employers to direct the third-party verifiers to our website or to a toll-free telephone number to verify the employee’s employment status and income data. We generate substantially all of The Work Number revenues from transaction-based or monthly fees charged to lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers for verification of employment and income information.
As of September 30, 2006, The Work Number database contained approximately 138.3 million employee records and had contracts to receive an additional 10.7 million records. The Work Number database is updated on a regular basis as employers transmit data electronically to us each payroll period. Employers contract to provide this data for specified periods, generally three years. Each employee included in our clients’ payroll data represents an employment record on The Work Number database. This payroll data is uploaded to The Work Number database, updating each employee’s record. If the employee is no longer employed by a client, the existing record remains intact. Thus, The Work Number database includes our clients’ former employees, as well as current employees, from the time at which the employer first became our client.
W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to existing clients and other large employers. Using data provided by employers, our services distribute original W-2 forms (both electronically and in paper form through business alliances) to the employees of our clients and provide an automated process to enable these employees to request corrections to their W-2 forms and obtain additional copies via the web, telephone or direct download into selected tax preparation software. This suite of services allows complete employee self-service, without requiring direct interaction with the employer’s payroll staff. The majority of W-2 eXpress clients are billed based upon either the number of unique W-2s or the number of employees, generally pursuant to multi-year contracts.
ePayroll. ePayroll (or Paperless Pay) is a suite of payroll self-service applications that enables employees, via the web or by telephone, to receive pay statement information, access current and historical payroll information, review and interactively change direct deposit account or paycard information, review and change W-4 (federal and state) information, update personal information, and enroll in selected paycard services chosen by their employer. Employers that send us electronic transmissions of their employees’ pay stubs and direct deposit data can reduce the cost to distribute paper pay advices, as well as reduce the amount of staff required to process routine employee payroll requests.
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
HireXpress. HireXpress is a paperless new-hire service that manages key components of the enterprise-scale hiring process, including electronic new-hire packets as well as the ability to monitor the completion process and provide approvals. Employers define their new-hire packets, and HireXpress notifies new employees via email and prompts them to complete their required forms online using electronic signatures. Using the web, HireXpress automates the new-hire packet by creating electronic employee files. Information gathered from completed forms can be uploaded to the client’s HR/Payroll system to provide a more complete electronic record.
I-9 eXpress. Our I-9 eXpress service is designed to help clients alleviate the difficulties involved with complying with the Immigration Reform and Control Act of 1986, which requires employers to complete an I-9 Employment Eligibility Verification form for all new employees and maintain these forms for a minimum of three years after the date of hire. Using this service, an employer can electronically generate and store I-9 forms and review reports to monitor compliance. Our I-9 service is also designed to integrate with the Department of Homeland Security’s Basic Pilot Program to minimize liability for violation of immigration laws by verifying a new hire’s Social Security number and work authorization. We began implementing this service at the end of the first quarter of fiscal year 2007.
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
We also offer comprehensive employer tax services that encompass five service areas, including unemployment tax services, unemployment tax analysis, employment tax research and recovery, tax registrations, and employment tax consulting (withholding and unemployment). Clients who choose TALX for tax services collaborate with our tax analysts to monitor their unemployment tax accounts, verify tax rates and contribution reports and identify voluntary contribution opportunities.
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
Under current legislation, the WOTC and WtW credits were available to employers through December 31, 2005, and without further Congressional action to renew the credits, these programs have lapsed and are no longer available to our clients. We understand that Congress is currently considering the renewal of these programs. In the past, when these credits have entered hiatus, Congress generally has reinstated them on a retroactive basis, although, at this time, we can provide no assurance that the programs will be renewed, or, if renewed, that any such renewal would have retroactive effect. If any future renewals are not retroactive, the value of these programs to our clients could be reduced to such an extent that they no longer desire tax credit and incentive services. Any non-renewal of these tax credit programs, the renewal of such programs without retroactive effect, or other adverse change in tax legislation could adversely affect our business and results of operations.

In our tax credits and incentives business, we are focusing on state and local tax credits, rather than the federal WOTC and WtW credits. This strategy is designed to make us less subject to a hiatus of the federal tax credits, as well as achieve higher profitability with these more-specialized tax credits that we believe will better differentiate us from our competitors.
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
pan also provides a broad range of talent management services that can be mapped to the client’s current hiring process. With pan services, clients can electronically deliver assessments to applicants and arrange the administering or proctoring of the assessments at pre-qualified testing centers. Using an online dashboard, clients can manage open positions and direct active applicants through the entire assessment and selection process, including external tests such as a drug test. The talent management dashboard can be sold independently of the test and assessment services.
One client, the Transportation Security Administration (“TSA”), through a subcontract with CPS Human Resource Services, represented approximately 75% of pan’s revenues in fiscal year 2006 and approximately 9% of our consolidated revenues in the first half of fiscal 2007.
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
     Share-based Compensation
We have adopted SFAS 123r, “Share-Based Payment,” on April 1, 2006 and have selected the Modified Prospective Application. Under this method, compensation costs recognized in the fiscal first half of 2007 include compensation costs for all share-based payments granted through March 31, 2006 for which the requisite service period had not been completed and compensation costs for all share-based payments granted subsequent to March 31, 2006. The grant values based on the date of grant for the grants prior to March 31, 2006 would not have been significantly different than calculated under SFAS 123r.
We recognized approximately $1.5 million, net of tax, or $0.04 per diluted share, in share-based compensation expense in the six months ended September 30, 2006 for stock options, restricted stock awards, and our employee stock purchase plan. On a pre-tax basis, this amounted to approximately $609,000, $396,000, and $734,000 in cost of revenues, selling and marketing, and general and administrative expenses, respectively. As of September 30, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $6.6 million, pretax, and the related weighted average period over which it is expected to be recognized is approximately 2.1 years.
See Note 3 of Notes to Unaudited Consolidated Financial Statements for a further description of our adoption of SFAS 123r.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact on the financial statements of adopting FIN 48.
The FASB Emerging Issues Task Force has issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. Both Issues provide guidance on the recognition of company-paid life insurance protecting against the loss of key employees. We are currently in the process of evaluating the impact on the financial statements of adopting EITF 06-4 and EITF 06-5.

Results of Operations
The following tables set forth (1) revenues and gross profit, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123r, “Share-Based Payment” (SFAS 123r). Included in fiscal 2007 second-quarter and first-half results was approximately $666,000 and $1.5 million, net of taxes, respectively, or $0.02 and $0.04 per diluted share, respectively, related to share-based compensation expense.

					Percentage Change
	Three Months		Six Months		Three Months	Six Months
	Ended September 30,		Ended September 30,		Ended Sept. 30,	Ended Sept. 30,
	2005	2006	2005	2006	2006 over 2005	2006 over 2005
	(In thousands)
	(unaudited)
Revenues and gross profit by segment:
Revenues:
The Work Number services	$21,857	$25,547	$42,302	$51,444	16.9%	21.6%
Unemployment tax management	23,344	28,725	46,397	57,491	23.1	23.9
Tax credits and incentives	2,699	3,694	5,571	8,086	36.9	45.1
Talent management services	—	7,308	—	14,025	*	*
Maintenance and support	444	391	868	793	(11.9)	(8.6)

Total revenues	$48,344	$65,665	$95,138	$131,839	35.8	38.6

Gross profit:
The Work Number services	$17,178	$21,095	$32,893	$41,419	22.8%	25.9%
Unemployment tax management	11,602	15,145	22,789	29,681	30.5	30.2
Tax credits and incentives	1,675	1,788	3,637	4,145	6.7	14.0
Talent management services	—	3,594	—	6,926	*	*
Maintenance and support	344	372	682	755	8.1	10.7

Total gross profit	$30,799	$41,994	$60,001	$82,926	36.3	38.2

Gross margin percentage by segment:
The Work Number services	78.6%	82.6%	77.8%	80.5%
Unemployment tax management	49.7	52.7	49.1	51.6
Tax credits and incentives	62.1	48.4	65.3	51.3
Talent management services	—	49.2	—	49.4
Maintenance and support	77.5	95.1	78.6	95.2

Percentage of Total Revenues:
Revenues:
The Work Number services	45.2%	38.9%	44.5%	39.0%	16.9%	21.6%
Unemployment tax management	48.3	43.8	48.8	43.6	23.1	23.9
Tax credits and incentives	5.6	5.6	5.8	6.2	36.9	45.1
Talent management services	—	11.1	—	10.6	*	*
Maintenance and support	0.9	0.6	0.9	0.6	(11.9)	(8.6)

Total revenues	100.0	100.0	100.0	100.0	35.8	38.6
Cost of revenues	36.3	36.0	36.9	37.1	34.9	39.2

Gross profit	63.7	64.0	63.1	62.9	36.3	38.2

Operating expenses:
Selling and marketing	16.7	16.6	16.6	16.6	34.6	39.0
General and administrative	20.8	21.3	21.2	21.6	39.3	41.1

Total operating expenses	37.5	37.9	37.8	38.2	37.2	40.2

Operating income	26.2	26.1	25.3	24.7	35.1	35.2
Other income (expense), net	(1.8)	(5.1)	(1.7)	(4.9)	290.9	293.1

Earnings from continuing operations before income tax expense expense	24.4	21.0	23.6	19.8	16.6	16.6
Income tax expense	9.7	8.6	9.3	8.1	20.8	20.8

Earnings from continuing operations	14.7	12.4	14.3	11.7	13.9	13.9
Earnings from discontinued operations, net of tax	0.1	—	0.2	—	*	*

Net earnings	14.8%	12.4%	14.5%	11.7%	13.5%	12.0%

*	- not meaningful

Three and Six Months Ended September 30, 2006 Compared to Three and Six Months Ended September 30, 2005
Revenues. Total revenues increased 35.8% to $65.7 million in the second quarter of fiscal year 2007 from $48.3 million in the second quarter of fiscal year 2006. Total revenues increased 38.6% to $131.8 million in the first half of fiscal year 2007 from $95.1 million in the first half of fiscal year 2006.
The Work Number services segment
Revenues from The Work Number services increased 16.9% to $25.5 million in the second quarter of fiscal year 2007 from $21.9 million in the second quarter of fiscal year 2006. Revenues from The Work Number services increased 21.6% to $51.4 million in the first half of fiscal year 2007 from $42.3 million in the first half of fiscal year 2006. The increases were due primarily to the continued expansion of The Work Number database as we have added more employers and related employment records and due to the results of our continuing “REACH” program. Under the “REACH” program, we are seeking to increase the number of transactions within our existing verifier base “vertically” by expanding usage with verifiers that have multiple locations and integrating our services with the verifiers’ systems and processes. Also through the REACH program, we are seeking to increase transactions “horizontally” across multiple office branches and services at verifier clients by identifying opportunities for expanding usage of The Work Number database within our existing verifier base.
The mortgage industry, the consumer finance industry and pre-employment screeners are the primary revenue generators for The Work Number. The table below indicates the percentage of The Work Number revenues contributed by types of verifiers during the last eight quarters.

	Fiscal 2005		Fiscal 2006				Fiscal 2007
Revenue Source	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
Pre-Employment	18%	14%	19%	17%	18%	14%	18%	18%
Mortgage	35	27	34	34	33	28	32	33
Consumer Finance	21	24	23	28	27	22	24	26
Social Services	8	8	9	9	9	9	10	10
Other	5	2	2	2	2	1	1	2
Complementary Work Number Services	13	25	13	10	11	26	15	11
As of the end of the second fiscal quarter of 2007, we had 138.3 million employment records on The Work Number services database, a 16% increase from the second quarter of fiscal year 2006. Total employment records under contract, including those in the contract backlog to be added to the database, represented 149.0 million records as of September 30, 2006.
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
Unemployment tax management segment
Revenues from unemployment tax management increased 23.1% to $28.7 million in the second quarter of fiscal year 2007 from $23.3 million in the second quarter of fiscal year 2006. Revenues from unemployment tax management increased 23.9% to $57.5 million in the first half of fiscal year 2007 from $46.4 million in the first half of fiscal year 2006. The increases were due primarily to the acquisition of the unemployment tax management businesses of Employers Unity, Inc. in November 2005, as described in Note 6 of Notes to Unaudited Consolidated Financial Statements. Additionally, we realized 8 percent organic growth in the unemployment tax management business, marking our fourth consecutive quarterly organic gain.

Tax credits and incentives segment
Revenues from tax credits and incentives increased 36.9% to $3.7 million in the second quarter of fiscal year 2007 from $2.7 million in the second quarter of fiscal year 2006. Revenues from tax credits and incentives increased 45.1% to $8.1 million in the first half of fiscal year 2007 from $5.6 million in the first half of fiscal year 2006. The increases were due primarily to the acquisition of Management Insights, Inc. in December 2005, as described in Note 6 of Notes to Unaudited Consolidated Financial Statements, partially offset by approximately $2.0 million and $2.9 million, respectively, lower revenues in the second fiscal quarter and the first half of fiscal 2007 as a result of the hiatus of the Work Opportunity, or WOTC, and Welfare to Work,or WtW, federal tax credits, which have been in hiatus since January 1, 2006. We expect that future quarterly revenues will be similarly adversely impacted unless and until these tax credits are reinstated.
Talent management segment
Revenues from talent management services were $7.3 million and $14.0 million in the second quarter and first half of fiscal year 2007, respectively, and result from our April 2006 acquisition of pan. Within our talent management services segment, the Transportation Security Administration, or TSA, has reduced funding of its contract, which we expect will adversely impact our fiscal third quarter revenues by approximately $2.9 million. We understand that the reduced TSA funding is temporary and that the TSA expects to have funding in place beginning in calendar year 2007 (our fiscal fourth quarter) to return to levels consistent with previous quarters in calendar year 2006.
Maintenance and support segment
Revenues from maintenance and support continued to decrease, as we have been diminishing this business over the past several years. As expected, revenues from maintenance and support decreased to $391,000 in the second quarter of fiscal year 2007 and $793,000 in the first half of fiscal 2007. The decreases were primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of our clients, we have agreed to extend these support services until December 31, 2006.
Gross Profit. Total gross profit increased 36.3% to $42.0 million in the second quarter of fiscal year 2007 from $30.8 million in the second quarter of fiscal year 2006. Gross margin increased 30 basis points to 64.0% in the second quarter of fiscal year 2007 from 63.7% in the second quarter of fiscal year 2006. Total gross profit increased 38.2% to $82.9 million in the first half of fiscal year 2007 from $60.0 million in the first half of fiscal year 2006. Gross margin decreased 20 basis points to 62.9% in the first half of fiscal year 2007 from 63.1% in the first half of fiscal year 2006. Fiscal 2007 results were impacted by the inclusion of expenses related to share-based compensation, which negatively affected gross margin by 25 and 46 basis points in the second quarter and first half, respectively, and the acquisition of pan, which had a lower gross margin than our other segments.
The Work Number segment
Gross profit in our Work Number segment increased 22.8% to $21.1 million in the second quarter of fiscal year 2007 from $17.2 million in the second quarter of fiscal year 2006. Gross margin increased to 82.6% in the second quarter of fiscal year 2007 from 78.6% in the second quarter of fiscal year 2006. Gross profit in our Work Number segment increased 25.9% to $41.4 million in the first half of fiscal year 2007 from $32.9 million in the first half of fiscal year 2006. Gross margin increased to 80.5% in the first half of fiscal year 2007 from 77.8% in the first half of fiscal year 2006. The increases in gross profit and gross margin were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure. In particular, in the second quarter of fiscal 2007 we benefited from the consolidation of our shared services group, which led to lower costs.
Unemployment tax management segment
Gross profit in our unemployment tax management segment increased 30.5% to $15.1 million in the second quarter of fiscal year 2007 from $11.6 million in the second quarter of fiscal year 2006. Gross margin increased to 52.7% in the second quarter of fiscal year 2007 compared to 49.7% in the second quarter of fiscal year 2006. Gross profit in our unemployment tax management segment increased 30.2% to $29.7 million in the first half of fiscal year 2007 from $22.8 million in the first half of fiscal year 2006. Gross margin increased to 51.6% in the first half of fiscal year 2007 compared to 49.1% in the first half of fiscal year 2006. The increases in gross profit and gross margin were due primarily to higher revenues, as well as cost savings realized through our consolidation of the operational infrastructure of our various acquisitions. The unemployment tax management business has been an important contributor to our overall profitability as well as to the growth in The Work Number Services due to success in cross-selling The Work Number Services into the unemployment tax management client base.
Tax credits and incentives segment
Gross profit in our tax credits and incentives segment increased 6.7% to $1.8 million in the second quarter of fiscal year 2007 from $1.7 million in the second quarter of fiscal year 2006. Gross margin decreased to 48.4% in the second quarter of fiscal year 2007 compared to 62.1% in the second quarter of fiscal year 2006. Gross profit in our tax credits and incentives segment increased 14.0% to $4.1 million in the first half of fiscal year 2007 from $3.6 million in the first half of fiscal year 2006. Gross margin decreased to 51.3% in the first half of fiscal year 2007 compared to 65.3% in the first half of fiscal year 2006. The increases in gross profit were due primarily to the acquisition of Management Insights, Inc., as described in Note 6 of Notes to Unaudited Consolidated Financial Statements. Gross margin in this segment declined as a result of the impact of the continued hiatus of the WOTC and WtW federal tax credits. As the cost structure in this business is relatively constant, reduced revenues from these tax credits resulted in a lower gross margin.
Talent management segment
Gross profit in our talent management segment was $3.6 million in the second quarter of fiscal year 2007, and gross margin was 49.2%. Gross profit in our talent management segment was $6.9 million in the first half of fiscal year 2007, and gross margin was 49.4%. This segment results from our acquisition of pan in April 2006.
Maintenance and support segment
Maintenance and support gross profit increased to $372,000 in the second quarter of fiscal year 2007 from $344,000 in the second quarter of fiscal year 2006. Maintenance and support gross profit increased to $755,000 in the first half of fiscal year 2007 from $682,000 in the first half of fiscal year 2006. The increase in gross profit was due to reduced costs as we continue to exit this business.
Selling and Marketing Expenses. Selling and marketing expenses increased 34.6% to $10.9 million in the second quarter of fiscal year 2007 from $8.1 million in the second quarter of fiscal year 2006. As a percentage of revenues, selling and marketing expenses decreased to 16.6% in the second quarter of fiscal year 2007 from 16.7% in the second quarter of fiscal year 2006. Selling and marketing expenses increased 39.0% to $22.0 million in the first half of fiscal year 2007 from $15.8 million in the first half of fiscal year 2006. As a percentage of revenues, selling and marketing expenses increased to 16.7% in the first half of fiscal year 2007 from 16.6% in the first half of fiscal year 2006. The increases in expenses were primarily due to increased commissions and sales incentives, which resulted from our higher revenues, as well as increased personnel as we have expanded our sales and service team. Selling and marketing expenses as a percentage of revenues increased in the first half of fiscal 2007 primarily as a result of the effect of share-based compensation expense.
General and Administrative Expenses. General and administrative expenses increased 39.3% to $14.0 million in the second quarter of fiscal year 2007 from $10.1 million in the second quarter of fiscal year 2006. As a percentage of revenues, general and administrative expenses increased to 21.3% in the second quarter of fiscal year 2007 from 20.8% in the second quarter of fiscal year 2006. General and administrative expenses increased 41.1% to $28.4 million in the first half of fiscal year 2007 from $20.1 million in the first half of fiscal year 2006. As a percentage of revenues, general and administrative expenses increased to 21.6% in the first half of fiscal year 2007 from 21.2% in the first half of fiscal year 2006. The increased expenses resulted primarily from additional infrastructure costs primarily related to the Employers Unity, Inc., Management Insights, Inc., and pan acquisitions; the relocation of our corporate offices and from share-based compensation expense related to the adoption of SFAS 123r. The increases in expenses as a percentage of revenues were primarily due to the inclusion of 52 and 56 basis points related to share-based compensation in the second quarter and first half of fiscal 2007, respectively.
Other Income (Expense), Net. Other income (expense), net totaled $3.3 million of other expense in the second quarter of fiscal year 2007 compared to $854,000 in the second quarter of fiscal year 2006. Other income (expense), net totaled $6.4 million of other expense in the first half of fiscal year 2007 compared to $1.6 million in the first half of fiscal year 2006. Interest expense increased in fiscal 2007 due to higher outstanding borrowings under our debt arrangements.

Income Tax Expense. Our effective income tax rate of 40.9% in the second quarter and first half of fiscal year 2007 was slightly higher than the year-ago periods primarily as a result of the implementation of SFAS 123r. The corresponding income tax benefit of certain elements of share-based payment expenses can be recognized only if, and to the extent that, certain future events occur.
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
We generated cash from operating activities of $29.5 million in the first half of fiscal year 2007, an increase of $14.1 million from the first half of fiscal year 2006. The increased cash flow from operating activities in the first half of 2007 was due primarily to improved operating results, combined with positive changes in the components of working capital.
Net cash used in investing activities increased to $87.4 million in the first half of fiscal year 2007 compared to $33.9 million in the first half of fiscal year 2006, primarily resulting from our acquisition of pan in April 2006, as discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements. Capital expenditures and capitalized software development costs totaled $13.2 million in the first half of fiscal year 2007, compared to $5.1 million in the first half of fiscal year 2006. Capital expenditures were principally for computer equipment and software development related to our new data center and the relocation of our corporate offices. At September 30, 2006, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to continue at approximately this level for the next several quarters as we integrate the operations of our new acquisitions, expand our data center and consolidate our information technology platforms in our unemployment tax management business.
In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. In the first half of fiscal year 2007, we paid or accrued approximately $5.9 million in contingent payments. As of September 30, 2006, we estimate that these payments could range up to approximately $8 million and be payable over the next 12 months.
Net cash provided by financing activities was $57.9 million in the first half of fiscal year 2007 compared to $10.0 million in the first half of fiscal year 2006. The increase in cash provided by financing activities in fiscal year 2007 was due to increased borrowings as a result of the acquisition of pan, as discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements, as well as a cash management strategy to ensure that we maintained appropriate cash reserves on hand as we were in the market acquiring shares under our stock repurchase program. We repurchased 1,446,800 shares of our common stock during the first half of fiscal 2007 at an average price of $22.01 per share, pursuant to our stock repurchase program in which we can repurchase up to three million shares over the three years ending May 9, 2008. Following these repurchases, we have a remaining balance of approximately 1.5 million shares authorized for future purchases under this plan.
Our working capital was $24.8 million at September 30, 2006 compared to $28.5 million at March 31, 2006. Our cash and cash equivalents and short-term investments totaled $5.7 million at September 30, 2006, compared to $11.6 million at March 31, 2006. The decrease in cash and working capital was primarily due to repurchases of our stock in accordance with our stock repurchase plan in the first half of fiscal year 2007.
Our accounts receivable increased to $36.2 million at September 30, 2006 from $31.5 million at March 31, 2006 due primarily to the inclusion of accounts receivable related to our recent acquisition of pan.
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
During the quarter ended September 30, 2006, we increased our quarterly dividend by 25%, declaring a $0.05 per share cash dividend, totaling $1.6 million, on September 7, 2006. The dividend was paid October 13, 2006 to shareholders of record on September 18, 2006.
Commitments and Contingencies
We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or results of operations.
We are voluntarily responding to an inquiry by the Federal Trade Commission to assess whether our acquisitions in the unemployment compensation and Work Number businesses have significantly reduced competition. We are cooperating with the inquiry and are unable to predict the timing or resolution of this matter. See “Item 1A. Risk Factors” in Part II to our Form 10-Q for the quarter ended June 30, 2006.
We are currently under examination by the Internal Revenue Service for the tax year ended March 31, 2004. We do not expect the results of this examination to have a material adverse effect on our financial condition or results of operations.
Long-Term Debt
Loan Agreement. On April 6, 2006, we entered into the second amendment to the 2005 Loan Agreement, which expanded the availability under our revolving line of credit to $200 million and provided for mandatory prepayments and commitment reductions under certain circumstances. The second amendment also revised and updated other terms, including the terms of some of the financial covenants under the Loan Agreement.
On May 25, 2006, concurrently with the issuance and sale of the $75.0 million principal amount of Senior Guaranteed Notes due May 25, 2014, which we refer to as the “Notes,” we entered into a $150.0 million third amended and restated loan agreement, which we refer to as the “2006 Loan Agreement,” with a syndicate of lenders (the “Lenders”) to replace the 2005 Loan Agreement and refinance in full the $112.4 million outstanding loan balance on May 25, 2006, after giving effect to the repayment of $74.2 million of loans from the proceeds of the Notes. The 2006 Loan Agreement established a $150.0 million revolving line of credit and provided for the issuance of letters of credit and swingline loans. The 2006 Loan Agreement includes an accordion feature that permits us to increase availability to $200.0 million under certain circumstances. There are procedures, including limitations on the timing and increments, associated with such a commitment increase request. In conjunction with the 2006 Loan Agreement, the Lenders released their security interests in our and our subsidiaries’ assets and the stock of our subsidiaries, which had existed under the 2005 Loan Agreement.
On August 22, 2006, we entered into the first amendment to our 2006 Loan Agreement. The first amendment revised the limitations applicable to the use of loan proceeds to finance repurchases of our capital stock to require us to maintain at least $10,000,000 of availability under the 2006 Loan Agreement after giving effect to any borrowings to finance repurchases of our capital stock. Prior to the amendment, no more than $5,000,000 of the loan proceeds could be used to effect repurchases and the minimum availability requirement was $5,000,000. In connection with this amendment, we did not pay any amendment fees to the Lenders.
The proceeds of loans made under the 2006 Loan Agreement may be used solely to refinance loans outstanding under the 2005 Loan Agreement and for working capital, permitted capital expenditures, as the source for payment of our obligations with respect to letters of credit, to pay the transaction costs of the 2006 Loan Agreement, to finance permitted acquisitions meeting specified criteria, and to finance certain repurchases of our capital stock subject to specified limitations, which were modified in the first amendment, as discussed above. The 2006 Loan Agreement is absolutely and unconditionally guaranteed by our material subsidiaries.
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
Advances under the revolving credit facility bear interest at rates we select, including a base rate or the LIBOR rate plus an applicable margin. The base rate is a variable rate equal to the greater of the Lender’s prime rate or the federal funds rate plus 0.5%. The applicable margin for LIBOR rate loans varies from 1.00% to 1.75%. Swingline loans will bear interest at the base rate. During the existence of an event of default, loans will bear additional interest of 2.00% per year.
We pay a facility fee, payable on a quarterly basis in the amount equal to 0.25% of the unused portion of the revolving credit facility. If we utilize any letters of credit, we will pay a fronting fee equal to 0.125% of the face amount of each letter of credit, as well as a letter of credit fee equal to the aggregate undrawn amount of the letter of credit multiplied by the LIBOR margin in effect on the date the letter of credit is issued.
As amended, the 2006 Loan Agreement includes certain covenants, including, without limitation, restrictions on the use of proceeds of any loans, as described above. The 2006 Loan Agreement also requires compliance with certain financial covenants based on our minimum interest coverage (the ratio of EBIT minus dividends and income tax expense to interest expense), minimum EBITDA (as defined in the 2006 Loan Agreement and as adjusted for, among other things, approved acquisitions) and our ratio of total indebtedness to EBITDA (as so adjusted). The 2006 Loan Agreement also requires compliance with certain operating and other covenants which limit, without first obtaining written consent of the lenders, among other things, the ability of TALX and our subsidiaries to incur additional debt (with specified exceptions), sales of assets, changes in our capital structure, affiliate transactions, acquisitions, and distributions to our shareholders. The 2006 Loan Agreement generally prohibits the payment of cash dividends, except for cash dividends not in excess of six cents per share per calendar quarter, up to a maximum of $7.5 million per fiscal year so long as we are not in default at the time of the declaration. The 2006 Loan Agreement also contains various representations and warranties, regarding, among others, compliance with material laws, the accuracy of financial statements and other information delivered to the Lenders and the absence of material changes.
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

Interest on the Notes is payable semiannually until the principal becomes due and payable. Commencing on September 30, 2006, our interest rate increased to 7.34% per annum from 6.89% because we did not issue equity capital in the minimum amount of $75 million before September 30, 2006. If such issuance takes place after September 30, 2006 and before September 30, 2007, then on and after the first day of the next fiscal quarter following the fiscal quarter in which such equity capital is raised, the interest rate on the Notes will return to 6.89% per annum, subject in any event to the immediately following sentence. To the extent permitted by law, upon the occurrence of an event of default, interest accrues on any amount due at a rate equal to the greater of 8.89% or 2.0% over prime as announced by LaSalle Bank National Association. Our obligations with respect to the Notes and the Note Purchase Agreement are absolutely and unconditionally guaranteed by our material subsidiaries.
The Note Purchase Agreement contains customary covenants, including compliance with laws, maintenance of insurance, keeping of books, conduct of business, maintenance of properties, payment of taxes, inspection of records, furnishing of quarterly and annual financial statements, quarterly compliance certificates and other financial information.
The Note Purchase Agreement also contains customary restrictive covenants including certain restrictions on transactions with affiliates; our indebtedness, including that of guarantor subsidiaries; liens and encumbrances; consolidations and mergers; sales of assets; and financial covenants including a minimum Consolidated Net Worth (as defined in the Note Purchase Agreement), a required ratio of Consolidated Income Available for Fixed Charges to Consolidated Fixed Charges (as defined in the Note Purchase Agreement), and a required ratio of Consolidated Debt to Consolidated Operating Cash Flow (as defined in the Note Purchase Agreement).
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
We have entered into an interest rate swap contract which has a notional amount of $11.5 million at September 30, 2006. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding revolving loans. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. We match our interest rate swap to our outstanding borrowings, which effectively converts a portion of our outstanding revolving loans into a fixed rate instrument over the term of the interest rate swap contract.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As discussed in Note 8 of Notes to Unaudited Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the 2006 Loan Agreement. As of September 30, 2006, we had $124.9 million principal outstanding on our credit facility, of which $11.5 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $1.1 million change to our annual interest expense, based on net variable rate borrowings of $113.4 million.
Item 4. Controls and Procedures
Our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Assistant Secretary, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of September 30, 2006, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They have also determined in their evaluation that there was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We completed the acquisition of Performance Assessment Network, Inc., which we refer to as pan, on April 6, 2006. See Note 6 of Notes to Unconsolidated Financial Statements for a further description of this acquisition. This acquisition contributed revenues of approximately $14.0 million to our consolidated financial statements for the six months ended September 30, 2006 and comprised total consideration of approximately $75.0 million. The disclosure controls and procedures referred to in the paragraph above included pan. However, we will exclude pan from management’s assessment of the effectiveness of internal control over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the fiscal year ended March 31, 2007. We expect to include pan in our assessment of internal control over financial reporting as of March 31, 2008.
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

TALX CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of our Company or any affiliated purchasers during the quarter ended September 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
	Total Number		Shares Purchased	Of Shares that May
	of Shares		as Part of Publicly	Yet Be Purchased
	Purchased	Average Price	Announced Plans or	Under the Plans or
Period	(1)(2)(3)	Paid per Share	Programs (1)	Programs
July 1, 2006 to July 31, 2006	164,000	$21.60	164,000	2,431,900
August 1, 2006 to August 31, 2006	561,400	20.11	536,400	1,895,500
September 1, 2006 to September 30, 2006	399,805	23.59	399,000	1,496,500

Total	1,125,205	$21.56	1,099,400	1,496,500

(1)	On May 10, 2005, our Board of Directors authorized us to repurchase up to three million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 1,503,500 shares of our common stock, as adjusted for the 3-for-2 stock split. Except for the 1,225,562 shares in treasury at September 30, 2006, all shares repurchased have been reissued in connection with employee stock option exercises, restricted stock grants, and our employee stock purchase plan.

(2)	Includes 25,000 shares purchased by William Canfield on August 21, 2006, as reported on a Form 4/A filed August 24, 2006.

(3)	Includes 805 shares purchased from employees September 21, 2006 in satisfaction of income tax liabilities due on the vesting of restricted stock.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of TALX Corporation was held at 2:00 p.m. local time, on Thursday, September 7, 2006, in St. Louis, Missouri. Of the total 32,152,075 shares of common stock issued, outstanding and eligible to be voted at the meeting, 30,036,143 shares, representing the same number of votes, were represented in person or by proxy at the meeting. Three matters were submitted to a vote of the shareholders at the meeting.
ELECTION OF DIRECTORS. The shareholders elected Eugene M. Toombs and M. Stephen Yoakum, as nominees of the Board of Directors, to hold office for terms expiring in 2009. The voting results are set forth below:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE
Eugene M. Toombs	28,551,592	1,484,551	0
M. Stephen Yoakum	27,694,468	2,341,675	0
APPROVAL OF THE TALX CORPORATION 2006 EMPLOYEE STOCK PURCHASE PLAN. The shareholders approved the TALX Corporation 2006 Employee Stock Purchase Plan. The voting results are set forth below.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
19,804,456	5,873,130	17,413	4,341,144
RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS. The shareholders ratified KPMG LLP as the Company’s independent auditors to perform the audit of the Company’s financial statements for the year ending March 31, 2007. The voting results are set forth below:

FOR	AGAINST	ABSTAIN
29,721,445	300,874	13,824
In addition to the directors elected at the meeting, Tony G. Holcombe, Craig E. LaBarge, William W. Canfield, and Richard F. Ford are directors whose terms continued after the meeting.
Item 6. Exhibits
     See Exhibit Index.

TALX CORPORATION AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALX CORPORATION

Date: November 1, 2006	By:	/s/ WILLIAM W. CANFIELD

William W. Canfield
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2006	By:	/s/ L. KEITH GRAVES

L. Keith Graves
Senior Vice President,
Chief Financial Officer and
Assistant Secretary
(Principal Financial and Accounting Officer)

TALX CORPORATION AND SUBSIDIARIES
Exhibit Index

Exhibit
Number	Description

3.1	Restated Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K dated September 8, 2005 (File No. 000-21465)

3.2	Amended and Restated Bylaws

10.49	First Amendment to Third Amended and Restated Loan Agreement, incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K dated August 22, 2006 (No. 000-21465) †

11	Computation of Earnings Per Share

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

†	Represents management contract or compensatory plan or arrangement.