Form 10-Q
period 2006-12-31
TALX CORP
filed 2007-02-08
CIK 917524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006 or

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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February  5, 2007, there were 31,486,925 shares of the Registrant’s Common Stock outstanding, net of treasury shares held by the Registrant.
Exhibit Index is on page 34.

TALX CORPORATION AND SUBSIDIARIES

TALX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share information)

	March 31,	December 31,
	2006	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,705	$7,006
Short term investments	5,850	—
Accounts receivable, less allowance for doubtful accounts of $3,731 at March 31, 2006 and $3,380 at December 31, 2006	31,527	33,931
Unbilled receivables	5,911	3,511
Prepaid expenses and other current assets	6,576	8,468
Deferred tax assets, net	2,580	518

Total current assets	58,149	53,434
Property and equipment, net of accumulated depreciation of $25,227 at March 31, 2006 and $31,608 at December 31, 2006	16,037	24,364
Capitalized software development costs, net of amortization of $6,329 at March 31, 2006 and $7,970 at December 31, 2006	4,059	6,762
Goodwill	190,232	229,751
Other intangibles, net	77,434	130,279
Other assets	1,634	2,392

	$347,545	$446,982

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,257	$1,332
Accrued expenses and other liabilities	19,219	17,162
Dividends payable	1,289	1,563
Deferred revenue	5,859	5,561

Total current liabilities	28,624	25,618
Deferred tax liabilities, net	17,634	44,399
Long term debt	110,802	191,577
Other liabilities	4,187	3,536

Total liabilities	161,247	265,130

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares and no shares issued or outstanding at March 31, 2006 or December 31, 2006	—	—
Common stock, $.01 par value; authorized 75,000,000 shares at March 31, 2006 and December 31, 2006, issued 32,225,321 shares at March 31, 2006 and 32,417,630 shares at December 31, 2006	322	324
Additional paid-in capital	177,463	177,965
Deferred compensation	(5,076)	—
Retained earnings	13,467	28,772
Accumulated other comprehensive income:
Unrealized gain on interest rate swap contract, net of tax expense of $80 at March 31, 2006 and $37 at December 31, 2006	122	56
Treasury stock, at cost, 1,163,546 shares at December 31, 2006	—	(25,265)

Total shareholders’ equity	186,298	181,852

	$347,545	$446,982

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(dollars in thousands, except share information)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Revenues:
The Work Number services	$21,904	$25,782	$64,206	$77,226
Tax management services	29,978	34,500	81,946	100,077
Talent management services	—	4,357	—	18,382
Maintenance and support	450	394	1,318	1,187

Total revenues	52,332	65,033	147,470	196,872

Cost of revenues:
The Work Number services	4,878	4,897	14,287	14,922
Tax management services	14,204	15,705	39,746	47,456
Talent management services	—	2,544	—	9,643
Maintenance and support	101	12	287	50

Total cost of revenues	19,183	23,158	54,320	72,071

Gross profit	33,149	41,875	93,150	124,801

Operating expenses:
Selling and marketing	8,587	11,283	24,390	33,256
General and administrative	11,108	12,374	31,248	40,798

Total operating expenses	19,695	23,657	55,638	74,054

Operating income	13,454	18,218	37,512	50,747

Other income (expense), net:
Interest income	167	254	478	604
Interest expense	(1,356)	(3,696)	(3,280)	(10,430)
Other, net	—	—	(5)	24

Total other income (expense), net	(1,189)	(3,442)	(2,807)	(9,802)

Earnings from continuing operations before income tax expense	12,265	14,776	34,705	40,945
Income tax expense	4,843	6,044	13,707	16,749

Earnings from continuing operations	7,422	8,732	20,998	24,196
Discontinued operations, net of income taxes:
Earnings from discontinued operations, net	(3)	—	—	—
Gain on disposal of discontinued operations, net	225	—	450	—

Earnings from discontinued operations	222	—	450	—

Net earnings	$7,644	$8,732	$21,448	$24,196

Basic earnings per share:
Continuing operations	$0.23	$0.28	$0.66	$0.77
Discontinued operations	0.01	—	0.02	—

Net earnings	$0.24	$0.28	$0.68	$0.77

Diluted earnings per share:
Continuing operations	$0.22	$0.27	$0.62	$0.73
Discontinued operations	—	—	0.02	—

Net earnings	$0.22	$0.27	$0.64	$0.73

Weighted average number of shares outstanding — basic	31,928,437	31,060,477	31,706,367	31,592,367

Weighted average number of shares outstanding — diluted	34,083,492	32,661,922	33,715,465	33,136,722

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2005	2006
Cash flows from operating activities:
Net earnings	$21,448	$24,196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,369	14,952
Share-based compensation	155	2,548
Deferred taxes	2,276	3,972
Gain on swap agreement	(59)	—
Change in assets and liabilities, excluding those acquired:
Accounts receivable, net	(12,750)	3,447
Unbilled receivables	1,749	2,400
Prepaid expenses and other current assets	(1,810)	(1,651)
Other assets	(598)	(217)
Accounts payable	287	(1,438)
Accrued expenses and other liabilities	2,810	(3,608)
Deferred revenue	1,770	(610)
Other liabilities	148	1,349

Net cash provided by operating activities	24,795	45,340

Cash flows from investing activities:
Additions to property and equipment	(6,810)	(14,912)
Acquisitions, net of cash received	(86,955)	(80,147)
Purchases of short-term investments	(5,120)	—
Proceeds from sale of short-term investments	6,885	5,850
Capitalized software development costs	(1,732)	(3,735)

Net cash used in investing activities	(93,732)	(92,944)

Cash flows from financing activities:
Issuance of common stock	4,231	3,658
Tax benefit on exercise of stock options	—	1,545
Repurchase of common stock	(1,287)	(31,901)
Borrowings under long-term debt	138,802	164,761
Repayments under long-term debt	(79,500)	(85,005)
Dividends paid	(2,741)	(4,153)

Net cash provided by financing activities	59,505	48,905

Net (decrease) increase in cash and cash equivalents	(9,432)	1,301
Cash and cash equivalents at beginning of period	11,399	5,705

Cash and cash equivalents at end of period	$1,967	$7,006

See accompanying notes to consolidated financial statements.

TALX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
Our consolidated balance sheet at March 31, 2006 was obtained from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended March 31, 2006. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended March 31, 2006. Certain prior period amounts have been reclassified to conform with the current period presentation.
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
The FASB Emerging Issues Task Force has issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. Both Issues provide guidance on the recognition of company-paid life insurance protecting against the loss of key employees. We do not believe that EITF 06-4 or EITF 06-5 will have a significant impact on our financial results.
In September 2006, the staff of the SEC issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The bulletin provides guidance on assessing the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is in the process of assessing the impact of adoption of SAB No. 108 on our financial statements and will adopt the standard in the fourth quarter of this year.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	(in thousands, except share and per share data)
Basic Earnings Per Share:
Net earnings:
Continuing operations	$7,422	$8,732	$20,998	$24,196
Discontinued operations	222	—	450	—

Net earnings	$7,644	$8,732	$21,448	$24,196

Weighted average number of common shares outstanding	31,928,437	32,240,200	31,738,308	32,210,592
Less: weighted average number of treasury shares	—	(1,179,723)	(31,941)	(618,225)

Weighted average number of common and common equivalent shares outstanding	31,928,437	31,060,477	31,706,367	31,592,367

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	(in thousands, except share and per share data)
Basic earnings per common share:
Continuing operations	$0.23	$0.28	$0.66	$0.77
Discontinued operations	0.01	—	0.02	—

Net earnings	$0.24	$0.28	$0.68	$0.77

Diluted Earnings Per Share:
Net earnings:
Continuing operations	$7,422	$8,732	$20,998	$24,196
Discontinued operations	222	—	450	—

Net earnings	$7,644	$8,732	$21,448	$24,196

Weighted average number of common shares outstanding	31,928,437	32,240,200	31,738,308	32,210,592
Weighted average number of restricted shares	40,323	8,158	37,917	5,116
Weighted average number of shares issuable under employee stock plans	9,936	11,067	9,936	11,067
Dilutive effect of the exercise of stock options	2,104,796	1,582,220	1,961,245	1,528,172

Less: weighted average number of treasury shares	—	(1,179,723)	(31,941)	(618,225)

Weighted average number of common and common equivalent shares outstanding	34,083,492	32,661,922	33,715,465	33,136,722

Diluted earnings per common share:
Continuing operations	$0.22	$0.27	$0.62	$0.73
Discontinued operations	—	—	0.02	—

Net earnings	$0.22	$0.27	$0.64	$0.73

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
The following table presents our net earnings and earnings per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the three and nine months ended December 31, 2005, in thousands, except for share data:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Net earnings, as reported	$7,644	$21,448
Stock-based employee compensation cost, net of taxes	456	1,248

Net earnings, pro forma	$7,188	$20,200

Basic earnings per share:
As reported	$0.24	$0.68
Pro forma	0.23	0.64

Diluted earnings per share:
As reported	$0.22	$0.64
Pro forma	0.21	0.60

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
No options were granted in the first nine months of fiscal 2007 or the second or third quarters of fiscal 2006. The fair value of options granted in the first quarter of fiscal 2006 was estimated on the dates of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 50%; risk-free interest rate of 3.9%; expected life of 6.0 years; and an expected dividend yield of 0.63%.
Stock option activity for the nine months ended December 31, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(thousands)
Outstanding at March 31, 2006	3,112,270	$7.37
Exercised	(387,233)	5.08		$7,659
Cancelled	(13,500)	9.77

Outstanding at December 31, 2006	2,711,537	7.68	5.20	53,596

Vested and expected to vest, December 31, 2006	2,511,653	7.58	5.07	49,907

Exercisable, December 31, 2006	1,852,315	7.08	4.42	37,740

TALX has adopted the 2005 Omnibus Incentive Plan, which provides for the issuance of incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights and performance units. The plan allows for the award of a total of 4,500,000 shares of common stock, after adjustment for past stock splits. On May 15, 2006, the Board of Directors awarded a total of 1,000 shares of employee restricted stock under the plan. The weighted average fair value of the restricted shares on the date of grant was $26.87. On July 25, 2006, the Board of Directors awarded a total of 3,000 shares of employee restricted stock under the plan. The weighted average fair value of the restricted shares on the date of grant was $19.64. The shares awarded to employees vest evenly over five years. Recipients of restricted stock pay $0.01 cash consideration per share, have the right to vote all shares subject to the grant, and have dividend rights with respect to the shares, whether or not the shares have vested. We record compensation expense related to restricted stock awards over the vesting periods of the awards.
Cash received from the exercise of stock options in the first nine months of fiscal 2007 was $2.0 million, and the related tax benefits realized were $1.5 million.
Restricted stock activity for the nine months ended December 31, 2006 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at March 31, 2006	196,850	$27.55
Granted	4,000	21.44
Vested	(23,420)	18.88
Cancelled	(1,580)	29.71

Unvested at December 31, 2006	175,850	28.55

We have also adopted the 1996 Employee Stock Purchase Plan, or ESPP, to provide our employees with the opportunity to purchase TALX common stock through payroll deductions through periodic offerings. A total of 2,041,875 shares of common stock are issuable under the ESPP, after giving effect to all stock dividends and splits. The purchase price of the common stock is equal to 85% of the lower of (i) the market price of common stock at the beginning of the applicable offering period or (ii) the market price of common stock at the end of each offering period. Offering periods generally are on a quarterly basis. The fair values of ESPP stock purchase rights during the three months ended June 30, 2006, September 30, 2006, and December 31, 2006 were calculated using the Black-Scholes pricing model with the following assumptions and weighted average fair values:

	June 30,
	2006	September 30, 2006	December 31, 2006
Volatility	37.00%	43.00%	41.00%
Risk-free interest rate	4.00%	4.79%	4.81%
Expected life	3 months	3 months	3 months
Weighted average fair value	$7.10	$5.19	$5.72
We recognized approximately $2.1 million, net of tax, or $0.06 per diluted share, in share-based compensation expense in the nine months ended December 31, 2006 for stock options, restricted stock awards, and our employee stock purchase plan. On a pre-tax basis, this amounted to approximately $771,000, $687,000, and $1.1 million in cost of revenues, selling and marketing, and general and administrative expenses, respectively. As of December 31, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $5.9 million, pretax, and the related weighted average period over which it is expected to be recognized is approximately 2.0 years.
Note 4 — Comprehensive Income
Comprehensive income for the three months ended December 31, 2005 and 2006 was $7.7 million and $8.7 million, respectively, and for the nine months ended December 31, 2005 and 2006 was $21.5 million and $24.1 million, respectively. The difference between comprehensive income and net income resulted from unrealized holding gains (losses) on our interest rate swap contract.
Note 5 — Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes totaled $8.5 million and $13.5 million for the nine months ended December 31, 2005 and 2006, respectively. Cash paid for interest totaled $3.3 million and $9.8 million for the nine months ended December 31, 2005 and 2006, respectively.
We declared a cash dividend of $0.05 per share, totaling $1.6 million, on October 24, 2006. The dividend was payable January 12, 2007 to shareholders of record on December 15, 2006.
Note 6 — Acquisitions
On October 15, 2004, we closed on the acquisition of the stock of TBT Enterprises, Incorporated and UI Advantage, Inc., headquartered in Gaithersburg, Maryland, which we collectively refer to as “TBT Enterprises”. On October 25, 2004, we closed on the acquisition of Net Profit, Inc., headquartered in Greenville, South Carolina. The purchase prices for the acquisitions, which specialized in employment-related tax credit and incentive services, totaled approximately $19 million, including transaction costs, subject to certain post-closing adjustments.
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
The purchase prices for our acquisitions were determined based on arms’-length negotiations, and were paid in cash financed through our Loan Agreements as discussed below in Note 8. The purchase agreements provide for indemnification of TALX by the sellers for certain breaches of representations and warranties and certain pre-closing liabilities and obligations of the business, subject to certain limitations. Escrow accounts, maintained pursuant to the terms of respective escrow agreements, are also available to satisfy the indemnification obligations under the purchase agreements, subject to certain limitations set forth in the acquisition agreements. Of the purchase prices, $17.5 million remained in escrow accounts at December 31, 2006.
In connection with some of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. In the first nine months of fiscal year 2007, we paid or accrued approximately $5.9 million in contingent payments. We estimate that additional payments could range up to approximately $5 million and be payable over the next 12 months.
In the 2007 fiscal third quarter, we recognized a benefit of approximately $1.1 million related to the final settlement on one of our prior acquisitions. The benefit was recorded to general and administrative expense as it was received after the acquisition allocation period.
The financial results of these acquisitions have been consolidated as of the dates of the respective acquisitions. The table below reflects unaudited pro forma combined results of TALX and the acquired businesses as if the acquisitions had occurred on April 1, 2005:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
	(in thousands, except per share data)
Revenues	$64,197	$65,033	$181,660	$197,105
Net earnings	8,336	8,732	20,849	24,097
Basic earnings per share	0.26	0.28	0.66	0.76
Diluted earnings per share	0.24	0.27	0.62	0.73
These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2006.
Note 7 — Goodwill and Other Intangible Assets
In connection with our acquisitions, we acquired certain identifiable intangible assets and goodwill. We recorded these assets in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocations for the Employers Unity, Inc. and Management Insights, Inc. acquisitions were finalized in the first quarter of fiscal 2007, resulting in an adjustment to the valuations, as noted in the table below. The purchase price allocation for Performance Assessment Network, Inc. was finalized in the third quarter of fiscal 2007.
As a result of the pan acquisition, we have determined that we operate in five business segments. The following table summarizes goodwill activity by segment for the nine months ended December 31, 2006.

			(in thousands)
	The Work Number	Unemployment Tax	Tax Credits And	Talent Management	Maintenance
	Services	Management	Incentives	Services	and Support	Total
March 31, 2006	$43,587	$114,756	$31,889	$—	$—	$190,232
Earn-out related to prior acquisition	—	5,496	400	—	—	5,896
Additional acquisition costs and adjustments	(158)	60	1,104	—	—	1,006
Acquisition of Performance Assessment Network, Inc.	—	—	—	32,617	—	32,617

December 31, 2006	$43,429	$120,312	$33,393	$32,617	$—	$229,751

Tax-deductible goodwill totaled $147.6 million as of December 31, 2006.
The following table summarizes amortizable intangible asset activity for the nine months ended December 31, 2006:

			(in thousands)
	Customer		Customer		Trade
	Relationships	Software	Records	Non-Compete	Name	Total
Gross Carrying Values:
March 31, 2006	$83,984	$—	$2,184	$1,512	$260	$87,940
Adjustments of valuations	(1,681)	—	—	—	—	(1,681)
Acquisition of Performance Assessment Network, Inc.	47,367	6,046	—	—	—	53,413

December 31, 2006	$129,670	$6,046	$2,184	$1,512	$260	$139,672

Accumulated Amortization:
March 31, 2006	$9,260	$—	$584	$583	$79	$10,506
Amortization	5,600	631	109	174	65	6,579

December 31, 2006	$14,860	$631	$693	$757	$144	$17,085

Weighted average lives (in years)	16.70	7.00	15.00	6.54	3.00	16.12

Amortization of other intangible assets is projected to be $8.9 million for the fiscal year ending March 31, 2007, $9.1 million for the fiscal year ending March 31, 2008, and $8.9 million for the fiscal years ending March 31, 2009 through 2011.
The following table summarizes activity for intangible assets with indefinite lives for the nine months ended December 31, 2006:

	(in thousands)
	Trade
	Name	Total
March 31, 2006	$—	$—
Acquisition of Performance Assessment Network, Inc.	7,692	7,692

December 31, 2006	$7,692	$7,692

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
We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day’s notice, pay accrued interest and otherwise make the applicable lenders whole. In the first nine months of fiscal 2007, we prepaid $10.8 million of the principal under this facility. As the 2006 Loan Agreement is a revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2007 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010.
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
The Note Purchase Agreement also contains customary restrictive covenants including certain restrictions on transactions with affiliates; on our indebtedness, including that of guarantor subsidiaries; on liens and encumbrances; on consolidations and mergers; on sales of assets; and on financial covenants including a minimum Consolidated Net Worth (as defined in the Note Purchase Agreement), a required ratio of Consolidated Income Available for Fixed Charges to Consolidated Fixed Charges (as defined in the Note Purchase Agreement), and a required ratio of Consolidated Debt to Consolidated Operating Cash Flow (as defined in the Note Purchase Agreement).
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

Note 9 — Derivative Financial Instrument
We have entered into an interest rate swap contract which has a notional amount of $10.3 million at December 31, 2006. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding revolving loans. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. We match our interest rate swap to our outstanding borrowings, which effectively converts a portion of our outstanding revolving loans into a fixed rate instrument over the term of the interest rate swap contract.
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
We are voluntarily responding to an inquiry by the Federal Trade Commission to assess whether our acquisitions in the unemployment compensation and Work Number businesses have significantly reduced competition. We are cooperating with the inquiry and are unable to predict the timing or resolution of this matter. In the course of the inquiry, the FTC has also inquired about certain other matters that, based on information currently available, we do not believe will likely have a material adverse effect on our consolidated financial condition or results of operations.
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
As of December 31, 2006, our operations are conducted principally through business segments comprised of: The Work Number services, unemployment tax management, tax credits and incentives, talent management services, and maintenance and support. The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new-hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that requires employers to complete an I-9 form for each new hire. Our unemployment tax management segment includes our unemployment and claims management and unemployment tax planning services. Tax credits and incentives includes the identification, calculation, and processing of certain federal, state and local tax credits for our clients. Talent management services include psychometric assessments and talent management. Our fifth segment, maintenance and support, relates to a business we phased out effective December 31, 2006. There are no intersegment sales, and we do not allocate assets to the segments.
Prior period information has been reclassified to reflect the establishment of the unemployment tax management segment and the tax credits and incentives segment, which were previously presented together as one segment.
Summary by Business Segment:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
		(in thousands)
Revenues:
The Work Number services	$21,904	$25,782	$64,206	$77,226
Unemployment tax management	26,193	29,188	72,590	86,679
Tax credits and incentives	3,785	5,312	9,356	13,398
Talent management services	—	4,357	—	18,382
Maintenance and support	450	394	1,318	1,187

Total revenues	$52,332	$65,033	$147,470	$196,872

Gross profit:
The Work Number services	$17,026	$20,885	$49,919	$62,304
Unemployment tax management	13,121	15,450	35,909	45,131
Tax credits and incentives	2,652	3,345	6,290	7,490
Talent management services	—	1,813	—	8,739
Maintenance and support	350	382	1,032	1,137

Total gross profit	33,149	41,875	93,150	124,801
Selling and marketing expenses	(8,587)	(11,283)	(24,390)	(33,256)
General and administrative expenses	(11,108)	(12,374)	(31,248)	(40,798)

Operating income	13,454	18,218	37,512	50,747
Net interest expense	(1,189)	(3,442)	(2,802)	(9,826)
Other income (expense)	—	—	(5)	24

Earnings from continuing operations before income taxes	$12,265	$14,776	$34,705	$40,945

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
Forward-Looking Statements
This report contains certain statements regarding future results, performance, expectations, or intentions that may be considered forward-looking statements (“forward-looking statements”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, business trends and prospects, potential future profitability, revenue growth and cash flows. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results could differ materially from those projected in the forward-looking statements as a result of risks facing us. Such risks include, but are not limited to:
(1)	the risk that our revenues from The Work Number may fluctuate in response to changes in certain economic conditions such as interest rates and employment trends;

(2)	risks associated with our ability to prevent breaches of confidentiality or inappropriate use of data as we perform large-scale processing of verifications;

(3)	risks associated with our ability to maintain the accuracy, privacy and confidentiality of our clients’ employee data;

(4)	risks related to our ability to increase the size and range of applications for The Work Number database and to successfully market current and future services and related to our dependence on third party providers to do so;

(5)	proceedings by federal and state regulators related to our business, including the inquiry by the Federal Trade Commission related to our acquisitions in the unemployment compensation and Work Number businesses;

(6)	the risk of interruption of our computer network and telephone operations, including potential slow- down or loss of business as potential clients review our operations;

(7)	risks associated with potential challenges regarding the applicability of the Fair Credit Reporting Act or similar law;

(8)	risks relating to the dependence of the market for The Work Number services on mortgage documentation requirements in the secondary market and the risk that our revenues and profitability would be significantly harmed if those requirements were relaxed or eliminated;

(9)	risks related to the applicability of any new privacy legislation or interpretation of existing laws;

(10)	the risk that our revenues from unemployment tax management services may fluctuate in response to changes in economic conditions;

(11)	risks related to changes in tax laws, including the potential for nonrenewal or elimination of the work opportunity, or “WOTC,” and welfare to work, or “WtW,” tax credits;

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

Overview
We are a leading provider of payroll-related and human resources business process outsourcing services. Our services enable our clients to outsource and automate the performance of certain payroll and human resources business processes that would otherwise be performed by their own in-house payroll and/or human resources departments. Our clients are primarily large and mid-size organizations, including more than three-fourths of the Fortune 500 companies in a wide variety of industries, as well as a number of government agencies and public sector organizations.
Our current services include employment and income verification and other payroll-related services, unemployment tax management services, tax credit and incentive services, and talent management services.
•	The Work Number Services. The Work Number services include our employment and income verification services and complementary services, which are designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support mid-size to large workforces. These tasks include verifying employment and income information, distributing electronic and printed pay stubs and annual W-2 forms, collecting time-reporting data, updating employee personnel records on a self-service basis, generating and storing I-9 Employment Eligibility Verification forms, and screening job applicants. As of December 31, 2006, The Work Number database, our database of payroll and other human resources-related information, contained approximately 142.8 million employee records and had contracts to receive an additional 10.1 million employee records. Authorized users with an appropriate permissible purpose, such as mortgage lenders, pre-employment screeners, credit issuers, social service agencies and others, access The Work Number service and pay us transaction-based or monthly service fees for verification of employment and income information.

•	Unemployment Tax Management Services. Through our unemployment tax management services, we provide unemployment insurance claims processing, unemployment hearing consultation, and unemployment and employment tax planning and management services to a broad range of employers. These services are designed to reduce the cost of processing unemployment claims by human resources departments and to better manage the tax rate that employers are assessed for unemployment taxes.

•	Tax Credit and Incentive Services. Our services in the tax credits and incentives segment include assisting employers with federal, state and local tax credits. Examples of federal tax credit services include integrating work opportunity, or “WOTC”, and welfare to work, or “WtW”, tax credit processing into the current hiring process, as well as processing all necessary forms to identify applicants and employees who are potential qualifiers for hiring tax credits. State and local tax credit services include assisting clients in identifying and calculating enterprise zone credits and job creation credits.

The WOTC and WtW federal tax credits were in hiatus from January 1, 2006 until their reenactment in December. Congress reinstated them, retroactively to January 1, 2006 and extending through December 31, 2007. We anticipate that the approximately $4.0 million in revenue delays we experienced related to the hiatus in these programs will be realized during the first six to nine months of calendar year 2007.

•	Talent Management Services. Beginning in fiscal year 2007, through our talent management services, we provide testing and assessment services, as well as talent management services that are designed to enable organizations to automate and improve their human capital management hiring and employee development processes. With our talent management services, clients can electronically deliver assessments to applicants and arrange the administering or proctoring of certain assessments at pre-qualified testing centers. Using an online dashboard, hiring managers can manage open positions for employment and direct active applicants through the entire assessment and selection process, including external tests such as a drug test.

Within our talent management services segment, the Transportation Security Administration, or TSA, reduced funding of its contract during the third quarter of fiscal 2007, resulting in approximately $2.9 million reduced revenues. We expect revenues from our contract with the TSA to trend closer to the historical run-rate by the end of the fiscal fourth quarter.
TALX services are enabled by our databases and applications that are designed to quickly and efficiently access and process large volumes of data. We employ web, interactive voice response, fax, document imaging and other technologies to enhance the services offered to our clients. We interact with various payroll and human resources systems, and are virtually independent of the information technology services our clients select.
As discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements, on April 6, 2006, we closed on the acquisition of the stock of pan.
We recognized third quarter fiscal 2007 revenues of $65.0 million, a 24% increase over the $52.3 million in revenue reported in the comparable period in fiscal 2006. The Work Number services revenue increased 18% as compared to the comparable period in fiscal 2006. Revenues in our unemployment tax management segment increased 11% compared to the prior-year period, while revenues in our tax credits and incentives segment increased 40% compared to the comparable period in fiscal 2006. Revenues in our new talent management services segment were $4.4 million in the third quarter of fiscal 2007 and reflected approximately $2.9 million of reduced funding for the Transportation Security Administration contract. Our gross profit grew to $41.9 million, or 64.4% of revenues, compared to $33.1 million, or 63.3% of revenues, in the comparable period in fiscal 2006. Earnings from continuing operations grew to $8.7 million, or $0.27 per diluted share, compared to $7.4 million, or $0.22 per diluted share, in the comparable period in fiscal 2006.
For the nine months ended December 31, 2006, we recognized revenues of $196.9 million, a 33% increase over the $147.5 million in revenue reported in the comparable period in fiscal 2006. The Work Number services revenue increased 20% as compared to the comparable period in fiscal 2006. Revenues in our unemployment tax management segment increased 19% compared to the prior-year period, while revenues in our tax credits and incentives segment increased 43% compared to the comparable period in fiscal 2006. Revenues in our new talent management services segment were $18.4 million in the first nine months of fiscal 2007. Our gross profit grew to $124.8 million, or 63.4% of revenues, compared to $93.2 million, or 63.2% of revenues, in the first nine months of fiscal year 2006. Earnings from continuing operations were $24.2 million, or $0.73 per diluted share in the nine months ended December 31, 2006, compared to $21.0 million, or $0.62 per share, in the first nine months of fiscal year 2006.
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123r, “Share-Based Payment” (SFAS 123r). Included in results for the first nine months of fiscal 2007 was approximately $2.1 million, net of taxes, or $0.06 per diluted share, related to share-based compensation expense.
Segments
As a result of the pan acquisition, in the first quarter of fiscal year 2007, we determined that we operate in five business segments:
•	The Work Number services;

•	unemployment tax management;

•	tax credits and incentives;

•	talent management services; and

•	maintenance and support services related to our former customer premises systems business.
The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. As of January 1, 2007, we are no longer providing maintenance and support services related to our former customer premises systems business.
          The Work Number Services
The Work Number services include our employment and income verification services, W-2 management services (which include initial distribution, reissue and correction of W-2 forms), paperless pay services that enable employees to electronically receive pay statement information and review and change direct deposit account or W-4 information, integrated electronic time capture and reporting services, paperless new-hire services to bring new workers on board using electronic forms, and I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire. The Work Number employment and income verification service is designed to help employers save time and effort and reduce expenses associated with many of the administrative tasks required to support large workforces. Additionally, all services in The Work Number suite of services provide secure web access for managers to obtain management reports, approve certain transactions, perform certain transactions and exercise important control functions.
The Work Number. Lenders, pre-employment screeners, credit issuers, social service agencies, employers that check prior employment and other information verifiers often request organizations to verify employment and income information that has been provided by potential employees, employees or former employees. For example, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, leading purchasers of residential mortgages in the United States, usually require independent verification of employment and income data for the past two calendar years and a current payroll period in connection with mortgages that they will purchase. The Work Number is an outsourced service that enables employers to direct third-party verifiers with an appropriate permissible purpose to our website or to a toll-free telephone number to verify the employee’s employment status and income data. We generate substantially all of The Work Number revenues from transaction-based or monthly fees charged to lenders, pre-employment screeners, credit issuers, social service agencies and other information verifiers for verification of employment and income information.
As of December 31, 2006, The Work Number database contained approximately 142.8 million employment records and had contracts to receive an additional 10.1 million records. The Work Number database is updated on a regular basis as employers transmit data electronically to us each payroll period. Employers contract to provide this data for specified periods, generally three years. Each employee included in our clients’ payroll data represents an employment record on The Work Number database. This payroll data is uploaded to The Work Number database, updating each employee’s record. If the employee is no longer employed by a client, the existing record remains intact. Thus, The Work Number database includes our clients’ former employees, as well as current employees, from the time at which the employer first became our client.
We are continuing our initiative to offer one-stop employment and income verifications. Through a call center, this new program is expected to give us the opportunity to make verifications available on some of the population that is not currently included in The Work Number database. We are gearing up to begin the pilot of our One Stop Verifications call center service during our 2007 fiscal fourth quarter. We expect a relatively slow ramp up of this service as we move forward and expect no significant contribution in fiscal year 2007.
W-2 eXpress. W-2 eXpress is a suite of services relating to the initial distribution (either printed or electronic), reissue and correction of W-2 wage and tax statement forms that we offer to large employers. Using data provided by employers, our services distribute original W-2 forms (both electronically and in paper form through business alliances) to the employees of our clients and provide an automated process to enable these employees to request corrections to their W-2 forms and obtain additional copies via the web, telephone or direct download into selected tax preparation software. This suite of services allows complete employee self-service, without requiring direct interaction with the employer’s payroll staff. The majority of W-2 eXpress clients are billed based upon either the number of unique W-2s or the number of employees, generally pursuant to multi-year contracts.
ePayroll. ePayroll (or Paperless Pay) is a suite of payroll self-service applications that enables employees, via the web or by telephone, to receive pay statement information, access current and historical payroll information, review and interactively change direct deposit account or paycard information, review and change W-4 (federal and state) information, update personal information, and enroll in selected paycard services chosen by their employer. Employers that send us electronic transmissions of their employees’ pay stubs and direct deposit data can reduce the cost to print and distribute paper pay advices, as well as reduce the amount of staff required to process routine employee payroll requests.
FasTime. FasTime services are integrated time capture and reporting solutions that work from any phone or the web and are used by large employers and the temporary staffing industry. For large employers, FasTime collects hours worked and exception time codes providing user-friendly online approval and reporting for managers. FasTime is tailored to a company’s business rules and processes and is designed to provide a comprehensive, paperless system for reporting time and availability and the reporting and management tools for distributed offices.
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
I-9 eXpress. Our I-9 eXpress service is designed to help clients alleviate the difficulties involved with complying with the Immigration Reform and Control Act of 1986, which requires employers to complete an I-9 Employment Eligibility Verification form for all new employees and maintain these forms for three years after the date of hire or one year after the employee’s termination, whichever is longer. Using this service, an employer can electronically generate and store I-9 forms and review reports to monitor compliance. Our I-9 service is also designed to integrate with the Department of Homeland Security’s Basic Pilot Program to minimize liability for violation of immigration laws by verifying a new hire’s Social Security number and work authorization for employers who participate in the program. We began implementing this service at the end of the first quarter of fiscal year 2007.
          Unemployment Tax Management
Our unemployment tax management segment operates under the names UC eXpress, TALX Employer Services, Johnson and Associates, Jon-Jay Associates, and TALX Unemployment Services (formerly Employers Unity), which we refer to collectively as “UC eXpress”. We offer a broad suite of services designed to reduce the cost of processing unemployment claims by human resources departments and to better manage the tax rate that employers are assessed for unemployment taxes. These services utilize optical character recognition, document imaging, web, fax and interactive voice response to speed the processing of unemployment claims, with the goal of resisting unmeritorious or illegitimate claims for unemployment compensation that have been filed with state agencies by separated employees. These services are aimed at relieving human resources departments of the administrative burden of managing unemployment claims. Following an employee separation, we respond on behalf of our client to an unemployment claim filed by the separated employee. This includes reviewing employment records to preserve the clients’ rights as an employer. If an unemployment hearing is required, these services include client conferences with our hearing consultants/attorneys and, upon client request, attendance at the hearing with the employer’s representative. In addition, our field-based account management team and hearing consultants bring state-specific unemployment tax knowledge to the client.
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
The WOTC and WtW federal tax credits were in hiatus from January 1, 2006 until their reenactment in December. Congress reinstated them, retroactively to January 1, 2006 and extending through December 31, 2007. We anticipate that the approximately $4.0 million in revenue delays we experienced related to the hiatus in these programs will be realized during the first six to nine months of calendar year 2007.
In the past, when these credits have entered hiatus, Congress generally has reinstated them on a retroactive basis. If any future renewals are not retroactive, the value of these programs to our clients could be reduced to such an extent that they no longer desire tax credit and incentive services. Any non-renewal of these tax credit programs, the renewal of such programs without retroactive effect, or other adverse change in tax legislation could adversely affect our business and results of operations.
          Talent Management Services
On April 6, 2006, we acquired pan, a provider of secure, web-based psychometric testing and assessments, as well as comprehensive talent management services. These services can be sold together or as separate solutions.
As part of its testing and assessment services, pan does not generate its own tests and assessments. Instead, it presents a broad variety of third-party offerings, providing one-stop shopping for its clients. pan’s service provides access to more than 650 assessments on a flexible web-based platform and a network of thousands of testing stations. pan’s experienced psychologists consult with employer clients to help them determine the most appropriate assessments for aptitudes and competencies that best fit their open positions.
pan also provides a broad range of talent management services that can be mapped to the client’s current hiring process. With pan services, clients can deliver web-based assessments to applicants and arrange the administering or proctoring of the assessments at pre-qualified testing centers. Using an online dashboard, clients can manage open positions and direct active applicants through the entire assessment and selection process, including external tests such as a drug test. The talent management dashboard can be sold independently of the test and assessment services.
One client, the Transportation Security Administration (“TSA”), through a subcontract with CPS Human Resource Services, represented approximately 75% of pan’s revenues in fiscal year 2006 and approximately 8% of our consolidated revenues in the first nine months of fiscal 2007. The TSA reduced funding of its contract during the third quarter of fiscal 2007, resulting in approximately $2.9 million reduced revenues. We expect revenues from our contract with the TSA to trend closer to the historical run-rate by the end of the fiscal fourth quarter. The current contract with the TSA expires December 25, 2007. We expect that the TSA will enter into a contract for similar services in calendar year 2008, we believe that the TSA is satisfied with its service from pan in the current contract, and we intend to participate in the bidding process for the 2008 contract.
          Maintenance and Support Services Related to our Former Customer Premises Systems Business
We previously offered our products and services exclusively through licensed software specifically developed for each client, and installed these systems at the client’s site. In 2000 we discontinued sales to new clients. Since then, we provided system enhancements to existing clients and client support 7-days per week, 24-hours per day, through a toll-free hotline, email and our website. We sold these systems under licenses and generated additional revenues by providing ongoing maintenance and support. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of clients, we agreed to extend these support services until December 31, 2006. As of January 1, 2007, we are no longer providing these services to our clients.
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
          Share-based Compensation

We have adopted SFAS 123r, “Share-Based Payment,” on April 1, 2006 and have selected the Modified Prospective Application. Under this method, compensation costs recognized in the first nine months of fiscal 2007 include compensation costs for all share-based payments granted through March 31, 2006 for which the requisite service period had not been completed and compensation costs for all share-based payments granted subsequent to March 31, 2006. The grant values based on the date of grant for the grants prior to March 31, 2006 would not have been significantly different than calculated under SFAS 123r.
We recognized approximately $2.1 million, net of tax, or $0.06 per diluted share, in share-based compensation expense in the nine months ended December 31, 2006 for stock options, restricted stock awards, and our employee stock purchase plan. On a pre-tax basis, this amounted to approximately $771,000, $687,000, and $1.1 million in cost of revenues, selling and marketing, and general and administrative expenses, respectively. As of December 31, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $5.9 million, pretax, and the related weighted average period over which it is expected to be recognized is approximately 2.0 years.
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
The FASB Emerging Issues Task Force has issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. Both Issues provide guidance on the recognition of company-paid life insurance protecting against the loss of key employees. We do not believe that EITF 06-4 or EITF 06-5 will have a significant impact on our financial results.
In September 2006, the staff of the SEC issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The bulletin provides guidance on assessing the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is in the process of assessing the impact of adoption of SAB No. 108 on our financial statements and will adopt the standard in the fourth quarter of this year.

Results of Operations
The following tables set forth (1) revenues and gross profit, (2) the gross margin percentage by revenue category, and (3) certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123r, “Share-Based Payment” (SFAS 123r). Included in fiscal 2007 results for the third quarter and nine months ended December 31, 2006 was approximately $661,000 and $2.1 million, net of taxes, respectively, or $0.02 and $0.06 per diluted share, respectively, related to share-based compensation expense.

					Percentage Change
	Three Months		Nine Months		Three Months	Nine Months
	Ended December 31,		Ended December 31,		Ended Dec 31,	Ended Dec 31,
	2005	2006	2005	2006	2006 over 2005	2006 over 2005
	(In thousands)
	(unaudited)
Revenues and gross profit by segment:
Revenues:
The Work Number services	$21,904	$25,782	$64,206	$77,226	17.7%	20.3%
Unemployment tax management	26,193	29,188	72,590	86,679	11.4	19.4
Tax credits and incentives	3,785	5,312	9,356	13,398	40.3	43.2
Talent management services	—	4,357	—	18,382	*	*
Maintenance and support	450	394	1,318	1,187	(12.4)	(9.9)

Total revenues	$52,332	$65,033	$147,470	$196,872	24.3	33.5

Gross profit:
The Work Number services	$17,026	$20,885	$49,919	$62,304	22.7%	24.8%
Unemployment tax management	13,121	15,450	35,909	45,131	17.8	25.7
Tax credits and incentives	2,652	3,345	6,290	7,490	26.1	19.1
Talent management services	—	1,813	—	8,739	*	*
Maintenance and support	350	382	1,032	1,137	9.5	10.3

Total gross profit	$33,149	$41,875	$93,150	$124,801	26.3	34.0

Gross margin percentage by segment:
The Work Number services	77.7%	81.0%	77.7%	80.7%
Unemployment tax management	50.1	52.9	49.5	52.1
Tax credits and incentives	70.1	63.0	67.2	55.9
Talent management services	—	41.6	—	47.5
Maintenance and support	77.8	97.0	78.3	95.8

Percentage of Total Revenues:
Revenues:
The Work Number services	41.9%	39.6%	43.5%	39.2%	17.7%	20.3%
Unemployment tax management	50.0	44.9	49.2	44.0	11.4	19.4
Tax credits and incentives	7.2	8.2	6.4	6.8	40.3	43.2
Talent management services	—	6.7	—	9.4	*	*
Maintenance and support	0.9	0.6	0.9	0.6	(12.4)	(9.9)

Total revenues	100.0	100.0	100.0	100.0	24.3	33.5
Cost of revenues	36.7	35.6	36.8	36.6	20.7	32.7

Gross profit	63.3	64.4	63.2	63.4	26.3	34.0

Operating expenses:
Selling and marketing	16.4	17.4	16.6	16.9	31.4	36.4
General and administrative	21.2	19.0	21.2	20.7	11.4	30.6

Total operating expenses	37.6	36.4	37.8	37.6	20.1	33.1

Operating income	25.7	28.0	25.4	25.8	35.4	35.3
Other income (expense), net	(2.3)	(5.3)	(1.9)	(5.0)	189.6	249.2

Earnings from continuing operations before income tax expense	23.4	22.7	23.5	20.8	20.5	18.0
Income tax expense	9.2	9.3	9.3	8.5	24.8	22.2

Earnings from continuing operations	14.2	13.4	14.2	12.3	17.7	15.2
Earnings from discontinued operations, net of tax	0.4	—	0.3	—	*	*

Net earnings	14.6%	13.4%	14.5%	12.3%	14.2%	12.8%

*	- not meaningful

Three and Nine Months Ended December 31, 2006 Compared to Three and Nine Months Ended December 31, 2005
Revenues. Total revenues increased 24.3% to $65.0 million in the third quarter of fiscal year 2007 from $52.3 million in the third quarter of fiscal year 2006. Total revenues increased 33.5% to $196.9 million in the first nine months of fiscal year 2007 from $147.5 million in the first nine months of fiscal year 2006.
The Work Number services segment
Revenues from The Work Number services increased 17.7% to $25.8 million in the third quarter of fiscal year 2007 from $21.9 million in the third quarter of fiscal year 2006. Revenues from The Work Number services increased 20.3% to $77.2 million in the first nine months of fiscal year 2007 from $64.2 million in the first nine months of fiscal year 2006. The increases were due primarily to the continued expansion of The Work Number database as we have added more employers and related employment records and due to the results of our continuing “REACH” program. Under the “REACH” program, we are seeking to increase the number of transactions within our existing verifier base “vertically” by expanding usage with verifiers that have multiple locations and integrating our services with the verifiers’ systems and processes. Also through the REACH program, we are seeking to increase transactions “horizontally” across multiple office branches and services at verifier clients by identifying opportunities for expanding usage of The Work Number database within our existing verifier base.
The mortgage industry, the consumer finance industry and pre-employment screeners are the primary revenue generators for The Work Number. The table below indicates the percentage of The Work Number revenues contributed by types of verifiers during the last eight quarters.

	Fiscal
	2005	Fiscal 2006				Fiscal 2007
Revenue Source	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr
Pre-Employment	14%	19%	17%	18%	14%	18%	18%	17%
Mortgage	27	34	34	33	28	32	33	32
Consumer Finance	24	23	28	27	22	24	26	27
Social Services	8	9	9	9	9	10	10	11
Other	2	2	2	2	1	1	2	1
Complementary Work Number Services	25	13	10	11	26	15	11	12
As of the end of the third fiscal quarter of 2007, we had 142.8 million employment records on The Work Number services database, a 14% increase from the third quarter of fiscal year 2006. Total employment records under contract, including those in the contract backlog to be added to the database, represented 152.9 million records as of December 31, 2006.
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
Unemployment tax management segment
Revenues from unemployment tax management increased 11.4% to $29.2 million in the third quarter of fiscal year 2007 from $26.2 million in the third quarter of fiscal year 2006. Revenues from unemployment tax management increased 19.4% to $86.7 million in the first nine months of fiscal year 2007 from $72.6 million in the first nine months of fiscal year 2006. The increases were due primarily to organic growth of 7 percent in the unemployment tax management business, marking our fifth consecutive quarterly organic gain, as well as the acquisition of the unemployment tax management businesses of Employers Unity, Inc. in November 2005, as described in Note 6 of Notes to Unaudited Consolidated Financial Statements.

Tax credits and incentives segment
Revenues from tax credits and incentives increased 40.3% to $5.3 million in the third quarter of fiscal year 2007 from $3.8 million in the third quarter of fiscal year 2006. Revenues from tax credits and incentives increased 43.2% to $13.4 million in the first nine months of fiscal year 2007 from $9.4 million in the first nine months of fiscal year 2006. The increases were due primarily to the acquisition of Management Insights, Inc. in December 2005, as described in Note 6 of Notes to Unaudited Consolidated Financial Statements, partially offset by lower revenues in fiscal 2007 as a result of reduced revenues from the Work Opportunity, or WOTC, and Welfare to Work, or WtW, federal tax credits, which were in hiatus since January 1, 2006.
In December 2006, Congress reinstated the WOTC and WtW federal tax credits, retroactively to January 1, 2006 and extending through December 31, 2007. We anticipate that the approximately $4.0 million in revenue delays we experienced related to these programs will be realized during the first six to nine months of calendar year 2007.
Talent management segment
Revenues from talent management services were $4.4 million and $18.4 million in the third quarter and first nine months of fiscal year 2007, respectively, and result from our April 2006 acquisition of pan. Within our talent management services segment, the Transportation Security Administration, or TSA, reduced funding of its contract during the third quarter, resulting in approximately $2.9 million reduced revenues. We expect revenues from our contract with the TSA to trend closer to the historical run-rate by the end of the fiscal fourth quarter.
Maintenance and support segment
Revenues from maintenance and support continued to decrease, as we have been phasing out this business over the past several years. As expected, revenues from maintenance and support decreased to $394,000 in the third quarter of fiscal year 2007 and $1.2 million in the first nine months of fiscal 2007. The decreases were primarily a result of lower standard maintenance revenues caused by a shrinking client base as supported systems approach the end of their life cycles. During 2003, we notified our maintenance clients of our intention to discontinue all support services effective June 2005. As a result of requests from a number of our clients, we agreed to extend these support services until December 31, 2006. As of January 1, 2007, we are no longer providing these services to our clients.
Gross Profit. Total gross profit increased 26.3% to $41.9 million in the third quarter of fiscal year 2007 from $33.1 million in the third quarter of fiscal year 2006. Gross margin increased 110 basis points to 64.4% in the third quarter of fiscal year 2007 from 63.3% in the third quarter of fiscal year 2006. Total gross profit increased 34.0% to $124.8 million in the first nine months of fiscal year 2007 from $93.2 million in the first nine months of fiscal year 2006. Gross margin increased 20 basis points to 63.4% in the first nine months of fiscal year 2007 from 63.2% in the first nine months of fiscal year 2006. Fiscal 2007 results were impacted by the inclusion of expenses related to share-based compensation, which negatively affected gross margin by 25 and 39 basis points in the third quarter and first nine months, respectively, and the acquisition of pan, which had a lower gross margin than our other segments.
The Work Number segment
Gross profit in our Work Number segment increased 22.7% to $20.9 million in the third quarter of fiscal year 2007 from $17.0 million in the third quarter of fiscal year 2006. Gross margin increased to 81.0% in the third quarter of fiscal year 2007 from 77.7% in the third quarter of fiscal year 2006. Gross profit in our Work Number segment increased 24.8% to $62.3 million in the first nine months of fiscal year 2007 from $49.9 million in the first nine months of fiscal year 2006. Gross margin increased to 80.7% in the first nine months of fiscal year 2007 from 77.7% in the first nine months of fiscal year 2006. The increases in gross profit and gross margin were due primarily to higher revenue levels as discussed above and improved leveraging of our operational infrastructure. In particular, in fiscal 2007 we benefited from the consolidation of our shared services group, which led to lower costs.
Unemployment tax management segment
Gross profit in our unemployment tax management segment increased 17.8% to $15.5 million in the third quarter of fiscal year 2007 from $13.1 million in the third quarter of fiscal year 2006. Gross margin increased to 52.9% in the third quarter of fiscal year 2007 compared to 50.1% in the third quarter of fiscal year 2006. Gross profit in our unemployment tax management segment increased 25.7% to $45.1 million in the first nine months of fiscal year 2007 from $35.9 million in the first nine months of fiscal year 2006. Gross margin increased to 52.1% in the first nine months of fiscal year 2007 compared to 49.5% in the first nine months of fiscal year 2006. The increases in gross profit and gross margin were due to higher revenues, as well as cost savings realized through our consolidation of the operational infrastructure of our various acquisitions.
Tax credits and incentives segment
Gross profit in our tax credits and incentives segment increased 26.1% to $3.3 million in the third quarter of fiscal year 2007 from $2.7 million in the third quarter of fiscal year 2006. Gross margin decreased to 63.0% in the third quarter of fiscal year 2007 compared to 70.1% in the third quarter of fiscal year 2006. Gross profit in our tax credits and incentives segment increased 19.1% to $7.5 million in the first nine months of fiscal year 2007 from $6.3 million in the first nine months of fiscal year 2006. Gross margin decreased to 55.9% in the first nine months of fiscal year 2007 compared to 67.2% in the first nine months of fiscal year 2006. The increases in gross profit were due primarily to the acquisition of Management Insights, Inc., as described in Note 6 of Notes to Unaudited Consolidated Financial Statements. Gross margin in this segment declined as a result of the impact of the continued hiatus of the WOTC and WtW federal tax credits during the first three quarters of fiscal 2007. As the cost structure in this business is relatively constant, reduced revenues from these tax credits resulted in a lower gross margin.
We expect our gross profit and gross margin in this segment to improve during the first six to nine months of calendar year 2007 as we recognize the approximately $4.0 million in revenue delays we experienced related to the WOTC and WtW federal tax credits, which were retroactively reinstated to January 1, 2006.
Talent management segment
Gross profit in our talent management segment was $1.8 million in the third quarter of fiscal year 2007, and gross margin was 41.6%. Gross profit in our talent management segment was $8.7 million in the first nine months of fiscal year 2007, and gross margin was 47.5%. This segment results from our acquisition of pan in April 2006. Compared to our fiscal second quarter, the lower levels of gross profit and gross margin were due to the decreased TSA revenues during the quarter.
Maintenance and support segment
Maintenance and support gross profit increased to $382,000 in the third quarter of fiscal year 2007 from $350,000 in the third quarter of fiscal year 2006. Maintenance and support gross profit increased to $1.1 million in the first nine months of fiscal year 2007 from $1.0 million in the first nine months of fiscal year 2006. The increase in gross profit was due to reduced costs as we completed our exit from this business.
Selling and Marketing Expenses. Selling and marketing expenses increased 31.4% to $11.3 million in the third quarter of fiscal year 2007 from $8.6 million in the third quarter of fiscal year 2006. As a percentage of revenues, selling and marketing expenses increased to 17.4% in the third quarter of fiscal year 2007 from 16.4% in the third quarter of fiscal year 2006. Selling and marketing expenses increased 36.4% to $33.3 million in the first nine months fiscal year 2007 from $24.4 million in the first nine months of fiscal year 2006. As a percentage of revenues, selling and marketing expenses increased to 16.9% in the first nine months of fiscal year 2007 from 16.6% in the first nine months of fiscal year 2006. The increases in expenses were primarily due to increased commissions and sales incentives, which resulted from our higher revenues, as well as increased personnel as we have expanded our sales and service team. The increase in expenses as a percentage of revenues during the third quarter and first nine months of fiscal 2007 was due to the inclusion of 45 and 35 basis points, respectively, related to share-based compensation, as well as the increased personnel.
General and Administrative Expenses. General and administrative expenses increased 11.4% to $12.4 million in the third quarter of fiscal year 2007 from $11.1 million in the third quarter of fiscal year 2006. As a percentage of revenues, general and administrative expenses decreased to 19.0% in the third quarter of fiscal year 2007 from 21.2% in the third quarter of fiscal year 2006. General and administrative expenses increased 30.6% to $40.8 million in the first nine months of fiscal year 2007 from $31.2 million in the first nine months of fiscal year 2006. As a percentage of revenues, general and administrative expenses declined to 20.7% in the first nine months of fiscal year 2007 from 21.2% in the first nine months of fiscal year 2006. The increased expenses resulted primarily from additional infrastructure costs related to our acquisitions, the relocation of our corporate offices and share-based compensation expense related to the adoption of SFAS 123r. The decrease in such expenses as a percentage of revenues was due primarily to higher revenue levels and improved leveraging of personnel and infrastructure costs.

Other Income (Expense), Net. Other income (expense), net totaled $3.4 million of other expense in the third quarter of fiscal year 2007 compared to $1.2 million in the third quarter of fiscal year 2006. Other income (expense), net totaled $9.8 million of other expense in the first nine months of fiscal year 2007 compared to $2.8 million in the first nine months of fiscal year 2006. Interest expense increased in fiscal 2007 due to higher outstanding borrowings under our debt arrangements.
Income Tax Expense. Our effective income tax rate of 40.9% in the third quarter and first nine months of fiscal year 2007 was slightly higher than the year-ago periods primarily as a result of the implementation of SFAS 123r. The corresponding income tax benefit of certain elements of share-based payment expenses can be recognized only if, and to the extent that, certain future events occur.
Liquidity and Capital Resources
In recent years, we have financed our operations through cash flows from operating activities. In addition to cash provided by operating activities, we have access to a revolving credit facility, which we have used most recently primarily for acquisitions. On May 25, 2006, we completed a private placement of $75.0 million of senior guaranteed notes, as described below. At December 31, 2006, we had approximately $33.4 million available to borrow under our revolving line of credit.
We generated cash from operating activities of $45.3 million in the first nine months of fiscal year 2007, an increase of $20.5 million from the first nine months of fiscal year 2006. The increase in 2007 was due primarily to improved operating results, combined with positive changes in the components of working capital.
Net cash used in investing activities of $92.9 million in the first nine months of fiscal year 2007 was comparable to the $93.7 million recognized in fiscal year 2006, as our acquisition activity remained relatively consistent between the two years. Capital expenditures and capitalized software development costs totaled $18.6 million in the first nine months of fiscal year 2007, compared to $8.5 million in the first nine months of fiscal year 2006. Capital expenditures were principally for computer equipment related to our new data center, the relocation of our corporate offices, and software development. At December 31, 2006, we had no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and operating leases, but would expect capital expenditures to continue at approximately this level for the next several quarters as we continue to integrate the operations of our recent acquisitions, expand our business continuity program and consolidate our information technology platforms in our unemployment tax management business.
In connection with certain of our acquisitions, there are additional contingent payments to be calculated based on identified performance criteria as specified in the underlying purchase agreements. When determined beyond a reasonable doubt, these additional payments will be recorded as goodwill. In the first nine months of fiscal year 2007, we paid or accrued approximately $5.9 million in contingent payments. As of December 31, 2006, we estimate that these payments could range up to approximately $5 million and be payable over the next 12 months. In the 2007 fiscal third quarter, we recognized a benefit of approximately $1.1 million related to the final settlement on one of our prior acquisitions. The benefit was recorded to general and administrative expense as it was received after the acquisition allocation period.
Net cash provided by financing activities was $48.9 million in the first nine months of fiscal year 2007 compared to $59.5 million in the first nine months of fiscal year 2006. Our net borrowings increased to $79.8 million in the first nine months of fiscal 2007 from $59.3 million in fiscal year 2006, as we used borrowings, in part, to repurchase $31.9 million of our stock in fiscal 2007. We repurchased 1,446,800 shares of our common stock during the first nine months of fiscal 2007 at an average price of $22.01 per share, pursuant to our stock repurchase program in which we can repurchase up to three million shares over the three years ending May 9, 2008. Following these repurchases, we have a remaining balance of approximately 1.5 million shares authorized for future purchases under this plan.
Our working capital was $27.8 million at December 31, 2006 compared to $29.5 million at March 31, 2006. Our cash and cash equivalents and short-term investments totaled $7.0 million at December 31, 2006, compared to $11.6 million at March 31, 2006. The decrease in cash and working capital was primarily due to repurchases of our stock in accordance with our stock repurchase plan in the first nine months of fiscal year 2007.

Our accounts receivable increased to $33.9 million at December 31, 2006 from $31.5 million at March 31, 2006 due primarily to the inclusion of accounts receivable related to our recent acquisition of pan.
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
During the quarter ended December 31, 2006, we declared a $0.05 per share cash dividend, totaling $1.6 million, on October 24, 2006. The dividend was paid January 12, 2007 to shareholders of record on December 15, 2006.
Commitments and Contingencies
We are a defendant from time to time in lawsuits. Based on information currently available, we believe that no current proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or results of operations.
We are voluntarily responding to an inquiry by the Federal Trade Commission to assess whether our acquisitions in the unemployment compensation and Work Number businesses have significantly reduced competition. We are cooperating with the inquiry and are unable to predict the timing or resolution of this matter. In the course of the inquiry, the FTC has also inquired about certain other matters that, based on information currently available, we do not believe will likely have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1A. Risk Factors” in Part II to our Form 10-Q for the quarter ended June 30, 2006.
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
We may make prepayments on advances under the revolving credit facility without penalty, provided we give at least one business day’s notice, pay accrued interest and otherwise make the applicable lenders whole. In the first nine months of fiscal 2007, we prepaid $10.8 million of the principal under this facility. As the 2006 Loan Agreement is a revolving credit facility, there are no scheduled minimum principal repayments in fiscal years 2006 through 2010. All amounts outstanding under the credit facility are due and payable on April 14, 2010.
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
The Note Purchase Agreement also contains customary restrictive covenants including certain restrictions on transactions with affiliates; on our indebtedness, including that of guarantor subsidiaries; on liens and encumbrances; on consolidations and mergers; on sales of assets; and on financial covenants including a minimum Consolidated Net Worth (as defined in the Note Purchase Agreement), a required ratio of Consolidated Income Available for Fixed Charges to Consolidated Fixed Charges (as defined in the Note Purchase Agreement), and a required ratio of Consolidated Debt to Consolidated Operating Cash Flow (as defined in the Note Purchase Agreement).
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
We have entered into an interest rate swap contract which has a notional amount of $10.3 million at December 31, 2006. Under this contract, we pay a fixed rate of 3.72% and receive a variable rate of LIBOR, which is equal to the LIBOR rate utilized on our outstanding revolving loans. The notional amount of our interest rate swap contract steps down over time until its termination on March 31, 2008. We match our interest rate swap to our outstanding borrowings, which effectively converts a portion of our outstanding revolving loans into a fixed rate instrument over the term of the interest rate swap contract.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As discussed in Note 8 of Notes to Unaudited Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the 2006 Loan Agreement. As of December 31, 2006, we had $116.6 million principal outstanding on our credit facility, of which $10.3 million was hedged with an interest rate swap contract. On an annual basis, a 100 basis point change in interest rates would result in an approximate $1.1 million change to our annual interest expense, based on net variable rate borrowings of $106.3 million.
Item 4. Controls and Procedures
Our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Assistant Secretary, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2006, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They have also determined in their evaluation that there was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We completed the acquisition of Performance Assessment Network, Inc., which we refer to as pan, on April 6, 2006. See Note 6 of Notes to Unconsolidated Financial Statements for a further description of this acquisition. This acquisition contributed revenues of approximately $18.4 million to our consolidated financial statements for the nine months ended December 31, 2006 and comprised total consideration of approximately $75.0 million. The disclosure controls and procedures referred to in the paragraph above included pan. However, we will exclude pan from management’s assessment of the effectiveness of internal control over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the fiscal year ended March 31, 2007. We expect to include pan in our assessment of internal control over financial reporting as of March 31, 2008.
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

TALX CORPORATION AND SUBSIDIARIES
PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of our Company or any affiliated purchasers during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
	Total Number		Shares Purchased	Of Shares that May
	of Shares		as Part of Publicly	Yet Be Purchased
	Purchased	Average Price	Announced Plans	Under the Plans or
Period	(1)	Paid per Share	or Programs (1)	Programs
October 1, 2006 to October 31, 2006	—	—	—	1,496,500
November 1, 2006 to November 30, 2006	—	—	—	1,496,500
December 1, 2006 to December 31, 2006	—	—	—	1,496,500

Total	—	—	—	1,496,500

(1)	On May 10, 2005, our Board of Directors authorized us to repurchase up to three million shares of our stock in the open market, or through privately negotiated transactions during the 36-month period ending May 9, 2008, subject to market conditions and other factors. Under this plan, we have repurchased a cumulative total of 1,503,500 shares of our common stock, as adjusted for the 3-for-2 stock split. Except for the 1,163,546 shares in treasury at December 31, 2006, all shares repurchased have been reissued in connection with employee stock option exercises, restricted stock grants, and our employee stock purchase plan.
Item 6. Exhibits
     See Exhibit Index.

TALX CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALX CORPORATION
Date: February 6, 2007	By:	/s/ WILLIAM W. CANFIELD
William W. Canfield
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2007	By:	/s/ L. KEITH GRAVES
L. Keith Graves
Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

TALX CORPORATION AND SUBSIDIARIES
Exhibit Index

Exhibit
Number	Description

3.1	Restated Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K dated September 8, 2005 (File No. 000-21465)

3.2	Amended and Restated Bylaws, incorporated by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21465)

11	Computation of Earnings Per Share

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350